Form 10-Q
period 1994-06-30
JONES UNITED KINGDOM FUND LTD
filed 1994-08-15
CIK 857957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1994.
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                         Commission File Number 0-19889


                        Jones United Kingdom Fund, Ltd.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1145140
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

                   1B Portland Place, London WIN 3AA England
                   -----------------------------------------
                     Address of principal executive office

                              011-44-71-291-3131
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                  -----

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,                 December 31,
                                                                                   1994                      1993
                                                                                -----------               ------------
                 ASSETS
                 ------

CASH AND CASH EQUIVALENTS                                                       $ 8,039,338               $ 9,940,929

RECEIVABLES:
  Subscriptions receivable, net of related syndication
    costs and sales commissions of $-0- and
    $84,700 at June 30, 1994 and December 31, 1993,
    respectively                                                                      -                       531,300
  Other receivables                                                               2,302,328                 1,932,198

INVESTMENT IN CABLE TELEVISION AND
  TELECOMMUNICATIONS PROPERTIES, net
    of accumulated depreciation and amortization of
    $4,191,609 and $2,368,403, at June 30, 1994
    and December 31, 1993, respectively                                          53,077,879                36,117,963

PREPAID EXPENSES AND OTHER ASSETS                                                   202,180                   118,069
                                                                                -----------               -----------

         Total assets                                                           $63,621,725               $48,640,459
                                                                                ===========               ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,                  December 31,
                                                                                  1994                       1993
                                                                              -----------                 ------------
LIABILITIES:
    Accounts payable to affiliates                                            $    -                      $ 2,368,948
    Trade accounts payable                                                      4,418,347                   3,766,176
    Accrued liabilities                                                         4,955,995                   3,752,100
    Accrued loss on forward contracts                                              -                           60,725
    Note payable                                                                4,006,611                   4,055,520
                                                                              -----------                 -----------

         Total liabilities                                                     13,380,953                  14,003,469
                                                                              -----------                 -----------

MINORITY INTERESTS                                                             12,514,108                   8,061,163
                                                                              -----------                 -----------

PARTNERS' CAPITAL (DEFICIT):
     General Partner-
         Contributed capital                                                        1,000                       1,000
         Accumulated deficit                                                      (95,828)                    (63,497)
                                                                              -----------                 -----------

                                                                                  (94,828)                    (62,497)
                                                                              -----------                 -----------

     Limited Partners-
          Net contributed capital (56,935 and 42,170 units
               outstanding at June 30, 1994 and
               December 31, 1993, respectively)                                48,817,997                  36,083,185
          Accumulated deficit                                                  (9,205,685)                 (6,004,957)
                                                                              -----------                 -----------

                                                                               39,612,312                  30,078,228
                                                                              -----------                 -----------

     Currency translation adjustment                                           (1,790,820)                 (3,439,904)
                                                                              -----------                 -----------

         Total partners' capital (deficit)                                     37,726,664                  26,575,827
                                                                              -----------                 -----------

         Total liabilities and partners' capital (deficit)                    $63,621,725                 $48,640,459
                                                                              ===========                 ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended         For the Six Months Ended
                                                                June 30,                         June 30,
                                                    -----------------------------      ----------------------------

                                                        1994              1993            1994              1993
                                                    ------------      -----------      -----------      -----------
REVENUES                                            $  1,977,871      $   425,171      $ 3,588,950      $   646,049

COSTS AND EXPENSES:
    Operating, general and administrative             (3,205,602)        (878,934)      (5,386,798)      (1,308,723)
    Management fees and allocated
      overhead from the General Partner                 (356,288)        (220,338)        (743,621)        (413,746)
    Depreciation and amortization                       (808,182)        (333,374)      (1,518,551)        (645,041)
                                                    ------------      -----------      -----------      -----------

OPERATING LOSS                                        (2,392,201)      (1,007,475)      (4,060,020)      (1,721,461)
                                                    ------------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
    Interest income                                       73,046            4,154          123,166            8,791
    Interest expense                                    (224,422)         (46,442)        (331,768)         (48,049)
                                                    ------------      -----------      -----------      -----------


LOSS BEFORE MINORITY INTERESTS                        (2,543,577)      (1,049,763)      (4,268,622)      (1,760,719)
                                                    ------------      -----------      -----------      -----------

    Minority interests                                   624,677           -             1,035,563             -
                                                    ------------      -----------      -----------      -----------

NET LOSS                                            $ (1,918,900)     $(1,049,763)     $(3,233,059)     $(1,760,719)
                                                    ============      ===========      ===========      ===========

ALLOCATION OF NET LOSS:
    General Partner                                 $    (19,189)     $   (10,498)     $   (32,331)     $   (17,607)
                                                    ============      ===========      ===========      ===========

     Limited Partners                               $ (1,899,711)     $(1,039,265)     $(3,200,728)     $(1,743,112)
                                                    ============      ===========      ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT               $     (33.38)     $    (41.97)     $    (60.91)     $    (76.78)
                                                    ============      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING                         56,912           24,761           52,550           22,701
                                                    ============      ===========      ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                              -----------------------------------

                                                                                 1994                     1993
                                                                              -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(3,233,059)            $(1,760,719)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Minority interests                                                    (1,035,563)                 -
         Depreciation and amortization                                          1,518,551                 645,041
         Decrease (increase) in other receivables                                (370,130)                107,324
         Increase in interest receivable                                           -                       (3,481)
         Increase in prepaid expenses and other assets                            (84,111)                 (5,330)
         Increase in trade accounts payable and accrued liabilities             1,856,066               1,195,327
                                                                              -----------             -----------

Net cash provided by (used in) operating activities                            (1,348,246)                178,162
                                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction costs for cable television/telephony system                  (18,589,010)             (6,567,120)
                                                                              -----------             -----------

Net cash used in investing activities                                         (18,589,010)             (6,567,120)
                                                                              -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributed capital, net of syndication costs and sales
        commissions                                                            12,734,812               6,726,638
    Proceeds from sale of common stock by subsidiary                            5,538,326                  -
    Increase (decrease) in note payable                                           (48,909)                  2,000
    Decrease (increase) in net subscriptions receivable                           531,300                (682,238)
    Increase (decrease) in accounts payable to affiliates                      (2,368,948)              1,114,087
                                                                              -----------             -----------

Net cash provided by financing activities                                      16,386,581               7,160,487
                                                                              -----------             -----------

Effect of exchange rate changes on cash                                         1,649,084                (187,306)
                                                                              -----------             -----------

Increase (decrease) in cash and cash equivalents                               (1,901,591)                584,223

Cash and cash equivalents, beginning of period                                  9,940,929               1,273,381
                                                                              -----------             -----------

Cash and cash equivalents, end of period                                      $ 8,039,338             $ 1,857,604
                                                                              ===========             ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                             $    40,338             $    52,088
                                                                              ===========             ===========
    Loss on forward contracts                                                 $    -                  $   302,270
                                                                              ===========             ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Consolidated Balance Sheets and Consolidated Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones United Kingdom Fund, Ltd. (the "Partnership") at June 30, 1994 and December 31, 1993 and its results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts were reclassified to conform to the 1994 presentation.

(2)      INVESTMENT IN SUBSIDIARY

         Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire") is a United Kingdom corporation originally owned by Jones Global Funds, Inc. ("Global Funds"), the former General Partner of the Partnership, and Jones Cable Group, Ltd., an affiliate of Global Funds. Jones South Hertfordshire is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located in the northwestern suburbs of London, England (the "South Herts System"). There are approximately 95,000 homes in the franchise area, of which approximately 85,000 will be passed by the South Herts System's cable television/telephony plant when construction in the franchise area is completed. At June 30, 1994, the network under construction consisted of approximately 410 miles of cable plant, passing approximately 62,000 homes, of which approximately 50,000 homes were passed by activated cable plant. At June 30, 1994, the South Herts System's cable television subscribers totalled approximately 10,400, the South Herts System's residential telephone customers totalled approximately 9,150, with approximately 6,330 of these residential subscribers taking both services. In addition, the South Herts System provided telephony services to 220 businesses in its franchise area.

         On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through its nominees, Global Funds and Jones Cable Group, Ltd., the beneficial ownership of 100 percent of the shares of Jones South Hertfordshire. The acquisition by the Partnership of all of the shares of Jones South Hertfordshire resulted in the Partnership acquiring beneficial ownership of the South Herts System. The Partnership reimbursed Global Funds and its affiliates, at cost, for their expenses in connection with obtaining, holding and maintaining the franchise rights or licenses for the South Herts System, for capital expenditures during the period before the Partnership acquired the beneficial ownership of Jones South Hertfordshire, and for the amount of operating and interest expenses in excess of operating receipts incurred during such period, which totalled $4,996,650. Subsequent to the Partnership's acquisition of Jones South Hertfordshire, additional cost reimbursements have been made to Global Funds and its affiliates for construction costs. Partnership funds are maintained in U.S. bank accounts as protection from foreign passive income tax restrictions and are used to reimburse Global Funds and its affiliates for the South Herts System's construction and operation. Through June 30, 1994, the total amount reimbursed to fund the South Herts System's construction and development was approximately $44,288,000. As a result of the Partnership's acquisition of all of the shares of Jones South Hertfordshire in 1992, for accounting purposes it has been consolidated with the Partnership's operations.

         In order to provide funding for the construction of the South Herts System, two additional participants have invested in Jones South Hertfordshire. Jones Intercable of South Hertfordshire, Inc., an affiliate of Global Funds, invested L.3,400,000 (or approximately $5,000,000) in Jones South Hertfordshire in exchange for 34,000 Class A shares in November 1993. Also in November 1993 affiliates of Sandler Capital Management (the "Sandler Group"), an investor group not affiliated with the Partnership or Global Funds, committed to invest L.6,800,000 ($9,928,000 at the exchange rate of U.S. $1.46 per United Kingdom pound sterling) in Jones South Hertfordshire, of which L.4,533,334 ($6,618,668 at such exchange rate) has been funded in exchange for 45,332 Class B shares. Additionally, the Sandler Group invested L.1,006,566 (approximately $1,469,586) for 10,066 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L.503,283 (approximately $759,454) for 5,033 Class A shares. Funding of these additional investments occurred in May 1994. Funding of the remainder of the initial Sandler Group commitment was completed in July 1994 by the

Sandler Group investing L.1,800,000 (approximately $2,628,000) for 18,000 Class B shares and by Jones Intercable of South Hertfordshire, Inc. investing L.466,800 (approximately $680,828) for 4,668 Class A shares.. At June 30, 1994, the Partnership owned 234,201 Class A shares, the Sandler Group owned 55,398 Class B shares and Jones Intercable of South Hertfordshire, Inc. owned 39,033 Class A shares. The ownership interests in Jones South Hertfordshire at June 30, 1994 were: the Partnership, 71 percent; the Sandler Group, 17 percent; and Jones Intercable of South Hertfordshire, Inc., 12 percent. See note 7 for further discussion on ownership interests.

(3)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Pursuant to the provisions of the Partnership Agreement, Jones Cable Group, Ltd., as an affiliate of Global Funds, is paid a consulting fee by the Partnership. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The 5 percent fee is calculated and payable monthly. Consulting fees paid or payable to Jones Cable Group, Ltd. by the Partnership for the three months ended June 30, 1994 and 1993 were $115,840 and $91,136, respectively. Of these amounts, $16,947 and $69,877 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $98,893 and $21,259 were expensed on the Consolidated Statements of Operations for the three months ended June 30, 1994 and 1993, respectively. Consulting fees paid or payable to Jones Cable Group, Ltd. by the Partnership for the six months ended June 30, 1994 and 1993 were $213,342 and $155,470, respectively. Of these amounts, $33,894 and $123,168 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $179,448 and $32,302 were expensed on the Consolidated Statements of Operations for the six months ended June 30, 1994 and 1993, respectively.

         Global Funds and its affiliates are entitled to reimbursement from the Partnership for direct and indirect expenses allocable to the operation of the Partnership and the South Herts System, which includes, but is not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. Global Funds believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1994 and 1993, reimbursements made to Global Funds and its affiliates for any allocable direct and indirect expenses totalled $257,395 and $199,079, respectively. During the six months ended June 30, 1994 and 1993, reimbursements made to Global Funds and its affiliates for expenses totalled $564,173 and $381,444, respectively.

         Global Funds and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to Global Fund's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and six months ended June 30, 1994 and 1993, no such interest had been charged to the Partnership by the Global Funds or its affiliates.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Currency Exchange Rates

         The costs incurred by Jones South Hertfordshire are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Jones South Hertfordshire's functional currency, translation adjustments related to recording assets and liabilities in U.S. dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in shareholder's equity. In the discretion of Global Funds, net proceeds received from the sale of Partnership interests will be converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

         Through December 1993, the Partnership purchased United Kingdom pounds sterling through currency futures contracts negotiated by Intercable for the benefit of the Partnership to hedge its identifiable foreign currency construction commitments and for the benefit of other affiliates. The blended average exchange rate under the futures contracts was

U.S. $1.68 per United Kingdom pound sterling. At June 30, 1994, the Partnership had incurred a loss of $275,432 on these futures contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets. Through June 30, 1994, the Partnership purchased United Kingdom pounds sterling through currency futures contracts negotiated by Intercable. The blended average exchange rate under these futures contracts was U.S. $1.46 per United Kingdom pound sterling. At June 30, 1994, the Partnership had incurred a loss of $59,191 on these futures contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets.

Property, Plant and Equipment

         Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction (defined as the "prematurity period"), which in most cases is no longer than two years, except in major urban markets, in which case the prematurity period may be longer than two years, portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. Global Funds has estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television/telephony are capitalized and included as a component of the investment in cable television and telecommunications properties. From inception to June 30, 1994, the South Herts System had received $6,522,652 of revenue from operations and had capitalized approximately $2,784,526 of expenses. For the three months ended June 30, 1994 and 1993, the Partnership recognized revenues from operations totalling $1,977,871 and $425,171, respectively, and had capitalized approximately $-0- and $2,401,376 , of expenses, respectively. For the six months ended June 30, 1994 and 1993, the Partnership recognized revenues from operations totalling $3,588,950 and $646,049, respectively, and had capitalized approximately $-0- and $2,401,376, of expenses, respectively.

(5)      FINANCINGS

         In July 1992, Jones South Hertfordshire entered into an agreement with a bank to refinance its primary office/headend building for L.800,000. This loan is to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest is calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the three months ended June 30, 1994 and 1993, Jones South Hertfordshire had recorded interest expense of $20,106 and $21,083, respectively. For the six months ended June 30, 1994 and 1993, Jones South Hertfordshire had recorded interest expense of $40,338 and $48,049, respectively. For the interest period December 30, 1993 to March 30, 1994, the effective interest rate was fixed at 7.50 percent. For the interest period March 31, 1994 to July 24, 1994 , the effective interest rate was fixed at 7.3125 percent. At June 30, 1994, the LIBOR rate was 5.19 percent. At June 30, 1994, the amount outstanding on this loan totalled $1,030,335 when converted to U.S. dollars at the exchange rate between U.S. dollars and U.K. pounds sterling effective at such date.

         Jones South Hertfordshire is currently negotiating, based upon commitments received from two banks, a facility agreement (the "proposed South Herts credit agreement"), which will provide for a L.28,000,000 revolving and term loan credit facility. The facility commitments are subject to negotiation of final terms and documentation and no assurance can be given that definitive documentation for the proposed South Herts credit agreement will be agreed.

         The credit facility would be a revolving facility through December 31, 1997, at which time the facility would be converted into a term loan. The term loan portion would require repayment of outstanding principal amounts beginning in 1998, with the final 50 percent of such amounts being repaid in 2001 and 2002. The facility is expected to be divided into two tranches and the aggregate amount drawn down under both tranches may not exceed L.28,000,000. The availability of tranche A of L.16,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche A would bear interest at sterling LIBOR plus a margin of 3.75 percent. The availability of tranche B of L.28,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche B would bear interest at sterling LIBOR plus margin ranging from 2.5 percent to 1.75 percent depending on the bank debt ratio of Jones South Hertfordshire. The maximum amount that can be borrowed under both tranches is L.28,000,000. In order for tranche B to borrow its maximum of L.28,000,000, tranche A must have no amounts outstanding. The proposed South Herts credit agreement is expected to contain various covenants, including financial covenants, and events of default, including a restriction on the payment of dividends.

         The proposed South Herts credit agreement is expected to be secured by all of the assets of Jones South Hertfordshire. In addition, there will be a pledge of all of the shares of Jones South Hertfordshire as additional security for the facility. Such debt financing, if completed, coupled with the equity investments discussed in Note 2 is expected to be sufficient to enable Jones South Hertfordshire to complete the construction of the South Herts System within the timetable to be set forth in the modified license.

(6)      COMMITMENTS

         In October 1992, Jones South Hertfordshire entered into a short-term interconnection agreement with BT plc so that it can provide both long-distance national and international telephone services. This agreement is scheduled to expire on August 31, 1994, and Jones South Hertfordshire is seeking a longer term interconnection agreement with BT plc. Also, in May 1994, Jones South Hertfordshire entered into an interconnection agreement with Mercury Communications Limited to provide both long-distance national and international telephone services. This agreement expires April 16, 1996. A telephony switch was purchased pursuant to a financing arrangement with the seller for L.2,693,000. At June 30, 1994, Jones South Hertfordshire had capitalized U.S. $2,976,276 for the telephony equipment, which is the cost of the equipment that has been delivered and is fully operational. As additional equipment is delivered and becomes operational, the related costs will be capitalized.

         As of June 30, 1994, approximately 73 percent of the South Herts System had been constructed. Because Jones South Hertfordshire did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Jones South Hertfordshire requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that issued the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 homes with cable by December 31, 1994 and that it be completed (by passing 85,000 homes) by December 31, 1995. At June 30, 1994, the network under construction consisted of approximately 410 miles of cable plant, passing approximately 62,000 homes, of which approximately 50,000 homes were passed by activated cable plant.

(7)      SUBSEQUENT EVENT

         On June 10, 1994, Intercable, Jones Global Group, Inc. ("Global Group"), the parent of Global Funds, and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Intercable's interest in Jones South Hertfordshire, Global Funds' general partner interest in the Partnership and the Sandler Group's interest in Jones South Hertfordshire to Bell Cablemedia plc ("BCM") in exchange for American Depository Shares ("ADS's") to be issued by BCM in connection with a planned public offering of ADS's by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADS's issued by BCM. At closing, BCM acquired Intercable's interest in Jones South Hertfordshire, the Sandler Group's interest in Jones South Hertfordshire and Global Funds' general partner interest in the Partnership. As a result of this transaction, Jones South Hertfordshire is now owned 67 percent by the Partnership and 33 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of June 30, 1994, the Partnership had received limited partner subscriptions of $56,935,000, or $49,106,438 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

         Subsequent to the Partnership's acquisition of Jones South Hertfordshire, cost reimbursements have been made to the General Partner for construction costs. Partnership funds are maintained in U.S. bank accounts as protection from foreign passive income tax restrictions and have been used to reimburse the General Partner at cost on a monthly basis for expenditures incurred by the General Partner for the South Herts System's construction and operation. Through June 30, 1994, the total amount of such costs reimbursed to Global Funds to fund Jones South Hertfordshire's construction and development totalled approximately $44,288,000.

        Jones South Hertfordshire provides local telephone service using telephone switching equipment that it owns, and it has entered into interconnection agreements with BT plc and Mercury Communications Limited so that it can provide local, long-distance, national and international telephone services. Jones South Hertfordshire purchased a telephony switch for the South Herts System in August 1992. This switch enables Jones South Hertfordshire to provide local telephony and related value-added services. The switch was purchased pursuant to a financing arrangement with the seller for L.2,693,000. At June 30, 1994, Jones South Hertfordshire had capitalized U.S. $2,976,276 for the telephony switch, which was the cost of the equipment that had been delivered at June 30, 1994, and is fully operational. As additional equipment is delivered and becomes operational, the related costs will be capitalized. The interconnection agreement with BT plc is scheduled to expire on August 31, 1994, and Jones South Hertfordshire is seeking a longer term interconnection agreement with BT plc. The interconnection agreement with Mercury Communications Limited expires April 16, 1996. Testing of the telephony service started in November 1992, and the service was first offered to the South Herts System's subscribers in February 1993.

         In order to provide funding for the construction of the South Herts System, two additional participants have invested in Jones South Hertfordshire. Jones Intercable of South Hertfordshire, Inc., an affiliate of Global Funds, invested L.3,400,000 (or approximately $5,000,000) in Jones South Hertfordshire in exchange for 34,000 Class A shares in November 1993. Also in November 1993 affiliates of Sandler Capital Management (the "Sandler Group"), an investor group not affiliated with the Partnership or Global Funds, committed to invest L.6,800,000 ($9,928,000 at the exchange rate of U.S. $1.46 per United Kingdom pound sterling) in Jones South Hertfordshire, of which L.4,533,334 ($6,618,668 at such exchange rate) has been funded in exchange for 45,332 Class B shares. Additionally, the Sandler Group invested L.1,006,566 (approximately $1,469,586) for 10,066 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L.503,283 (approximately $759,454) for 5,033 Class A shares. Funding of these additional investments occurred in May 1994. Funding of the remainder of the initial Sandler Group commitment was made in July 1994 by the Sandler Group investing L.1,800,000 (approximately $2,628,000) for 18,000 Class B shares and by Jones Intercable fo South Hertfordshire, Inc. investing L.466,800 (approximately $680,828) for 4,668 Class A shares. At June 30, 1994, the Partnership owned 234,201 Class A shares, the Sandler Group owned 55,398 Class B shares and Jones Intercable of South Hertfordshire, Inc. owned 39,033 Class A shares. The ownership interests in Jones South Hertfordshire at June 30, 1994 were: the Partnership, 71 percent; the Sandler Group, 17 percent; and Jones Intercable of South Hertfordshire, Inc., 12 percent.

        On June 10, 1994, Intercable, Jones Global Group, Inc. ("Global Group"), the parent of Global Funds, and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Intercable's interest in Jones South Hertfordshire, Global Funds' general partner interest in the Partnership and the Sandler Group's interest in Jones South Hertfordshire to Bell Cablemedia plc ("BCM") in exchange for American Depository Shares ("ADS's") to be issued by BCM in connection with a planned public offering of ADS's by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADS's issued by BCM. At closing, BCM acquired Intercable's interest in Jones South Hertfordshire, the Sandler Group's interest in Jones South Hertfordshire and Global Funds' general partner interest in the Partnership. As a result of this transaction, Jones South Hertfordshire is now owned 67 percent by the Partnership and 33 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM.

         During the first six months of 1994, Jones South Hertfordshire had approximately $18,488,056 of capital expenditures. Approximately 92 percent of these expenditures were for the construction of the South Herts System and were funded from limited partner contributions and advances from affiliates. Additional capital expenditures totalling approximately $19,472,000 will be required through 1994 to complete construction of the South Herts System. Such expenditures are expected to be funded through debt financing, if available, and equity contributions, if needed.

         In July 1992, Jones South Hertfordshire entered into an agreement with a bank to refinance its primary office/headend building for L.800,000. This loan is to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest is calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the interest period December 30, 1993 to March 30, 1994, the effective interest rate was fixed at
7.50 percent. For the interest period March 31, 1994 to July 24, 1994 , the effective interest rate is fixed at 7.312 percent. At June 30, 1994, the LIBOR rate was 5.19 percent. At June 30, 1994, the amount outstanding on this loan totalled $1,030,335 when converted to U.S. dollars at the exchange rate between U.S. dollars and U.K. pounds sterling effective at such date.

         Jones South Hertfordshire is currently negotiating, based upon commitments received from two banks, a facility agreement (the "proposed South Herts credit agreement"), which will provide for a L.28,000,000 revolving and term loan credit facility. The facility commitments are subject to negotiation of final terms and documentation and no assurance can be given that definitive documentation for the proposed South Herts credit agreement will be agreed.

         The credit facility would be a revolving facility through December 31, 1997, at which time the facility would be converted into a term loan. The term loan portion would require repayment of outstanding principal amounts beginning in 1998, with the final 50 percent of such amounts being repaid in 2001 and 2002. The facility is expected to be divided into two tranches and the aggregate amount drawn down under both tranches may not exceed L.28,000,000. The availability of tranche A of L.16,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche A would bear interest at sterling LIBOR plus a margin of 3.75 percent. The availability of tranche B of L.28,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche B would bear interest at sterling LIBOR plus margin ranging from 2.5 percent to 1.75 percent depending on the bank debt ratio of Jones South Hertfordshire. The maximum amount that can be borrowed under both tranches is L.28,000,000. In order for tranche B to borrow its maximum of L.28,000,000, tranche A must have no amounts outstanding. The proposed South Herts credit agreement is expected to contain various covenants, including financial covenants, and events of default, including a restriction on the payment of dividends.

         The proposed South Herts credit agreement is expected to be secured by all of the assets of Jones South Hertfordshire. In addition, there will be a pledge of all of the shares of Jones South Hertfordshire as additional security for the facility. Such debt financing, if completed, coupled with the equity investments discussed in Note 2 is expected to be sufficient to enable Jones South Hertfordshire to complete the construction of the South Herts System within the timetable to be set forth in the modified license.

         The Partnership may encounter currency exchange rate fluctuations that could have a material effect on the Partnership. Construction cost estimates are based on a currency exchange rate of U.S. $1.46 per United Kingdom pound sterling. This currency exchange rate is Global Fund's best estimate of the blended average rate that may be available to the Partnership when it exchanges U.S. dollars for United Kingdom pounds sterling during the construction phase of the South Herts System. Through December 1993, the Partnership purchased United Kingdom pounds sterling through currency futures contracts negotiated by Intercable for the benefit of the Partnership and other affiliates. The blended average exchange rate under the futures contracts was U.S. $1.68 per United Kingdom pound sterling. At June 30, 1994, the Partnership had incurred a loss of $275,432 on these futures contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets. Through June 30, 1994, the Partnership purchased United Kingdom pounds sterling through currency futures contracts negotiated by Intercable. The blended average exchange rate under these futures contracts was U.S. $1.46 per United Kingdom pound sterling. At June 30, 1994, the Partnership had incurred a loss of $59,191 on these futures contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $1,552,700 for the three months ended June 30, 1994, over the similar period in 1993 from $425,171 in 1993 to $1,977,871 in 1994. Revenues of the Partnership increased $2,942,901 for the six months ended June 30, 1994, over the similar period in 1993 going from $646,049 in 1993 to $3,588,950 in 1994. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994. The South Herts System served approximately 2,500 cable television only subscribers, 300 telephony only subscribers and 1,260 cable television/telephony subscribers at June 30, 1993 as compared to approximately 4,073 cable television only subscribers, 2,819 telephony only subscribers and 6,330 cable television/telephony subscribers at June 30, 1994.

         Operating, general and administrative expenses increased $2,326,668 for the three months ended June 30, 1994 over the similar period in 1993 from $878,934 in 1993 to $3,205,602 in 1994. Operating, general and administrative expenses increased $4,078,075 for the six months ended June 30, 1994, over the similar period in 1993 from $1,308,723 in 1993 to $5,386,798 in 1994. These increases were primarily due to increases in personnel costs, programming costs and marketing costs during 1994 as compared to 1993. Such increases are related to the growth in the South Herts System's size and subscriber base.

         Management fees and allocated overhead from the General Partner increased $135,950 for the three months ended June 30, 1994, over the similar period in 1993 from $220,338 in 1993 to $356,288 in 1994. Management fees and allocated overhead from the General Partner increased $329,875 for the six months ended June 30, 1994, over the similar period in 1993 from $413,746 in 1993 to $743,621 in 1994. These increases were generally due to the increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $474,808 for the three months ended June 30, 1994 over the similar period in 1993 from $333,374 in 1993 to $808,182 in 1994. Depreciation and amortization expense increased $873,510 for the six months ended June 30, 1994 over the similar period in 1993 from $645,041 in 1993 to $1,518,551 in 1994. These increases were due to increases in the Partnership's depreciable asset base.

         Interest expense increased $177,980 for the three months ended June 30, 1994 over the similar period in 1993 from $46,442 in 1993 to $224,422 in 1994. Interest expense increased $283,719 for the six months ended June 30, 1994 over the similar period in 1993 from $48,049 in 1993 to $331,768 in 1994. These increases were generally due to interest costs relating to equipment leases that the Partnership entered into in the third quarter of 1993.

         Interest income increased $68,892 for the three months ended June 30, 1994 over the similar period in 1993 from $4,154 in 1993 to $73,046 in 1994. Interest income increased $114,375 for the six months ended June 30, 1994 over the similar percent in 1993 from $8,791 in 1993 to $123,166 in 1994. These increases in interest income were the result of higher average cash balances invested during 1994 as compared to average balances invested during 1993.

         Net loss increased $869,137 for the three months ended June 30, 1994 over the similar period in 1993 from $1,049,763 in 1993 to $1,918,900 in 1994.
Net loss increased $1,472,340 for the six months ended June 30, 1994 over the similar period in 1993 from $1,760,719 in 1993 to $3,233,059 in 1994. These increases in net loss are due to the increases in the expenses discussed above exceeding the increases in revenues.

                           PART 2.  OTHER INFORMATION

NONE

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES UNITED KINGDOM FUND, LTD.
                                        a Colorado limited partnership
                                        BY:  FAWNSPRING LIMITED,
                                             Its General Partner


                                        By:  /s/ WILLIAM ANDERSON
                                             William Anderson
                                             Director


Dated:  August 12, 1994