Form 10-Q
period 1994-09-30
JONES UNITED KINGDOM FUND LTD
filed 1994-11-14
CIK 857957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1994.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to              .

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


                   1B Portland Place, London England W1N3AA
                   ----------------------------------------
                    Address of principal executive office


                             011-44-71-291-3135
                        -----------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                -----

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,            December 31,
                                                                                 1994                    1993
                                                                            -------------             -----------
                      ASSETS
                      ------

CASH AND CASH EQUIVALENTS                                                    $ 3,873,606              $ 9,940,929

RECEIVABLES:
  Subscriptions receivable, net of related syndication
    costs and sales commissions of $-0- and $84,700
    at September 30, 1994 and December 31, 1993,
    respectively                                                                 -                        531,300
  Other receivables                                                            2,540,962                1,932,198

INVESTMENT IN CABLE TELEVISION AND
  TELECOMMUNICATIONS PROPERTIES, net
    of accumulated depreciation and amortization of
    $5,210,173 and $2,368,403, at September 30, 1994
    and December 31, 1993, respectively                                       68,271,171               36,117,963

PREPAID EXPENSES AND OTHER ASSETS                                                165,163                  118,069
                                                                             -----------              -----------
        Total Assets                                                         $74,850,902              $48,640,459
                                                                             ===========              ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,               December 31,
                                                                                 1994                       1993
                                                                             -------------               ------------
LIABILITIES:
    Accounts payable to affiliates                                           $  3,078,659                $ 2,368,948
    Trade accounts payable                                                      4,945,526                  3,766,176
    Accrued liabilities                                                        10,639,769                  3,752,100
    Accrued loss on forward contracts                                              -                          60,725
    Note payable                                                                3,906,816                  4,055,520
                                                                             ------------                -----------
          Total liabilities                                                    22,570,770                 14,003,469
                                                                             ------------                -----------
MINORITY INTERESTS                                                             14,502,804                  8,061,163
                                                                             ------------                -----------
PARTNERS' CAPITAL (DEFICIT):
     General Partner-
         Contributed capital                                                        1,000                      1,000
         Accumulated deficit                                                     (111,675)                   (63,497)
                                                                             ------------                -----------
                                                                                 (110,675)                   (62,497)
                                                                             ------------                -----------
     Limited Partners-
          Net contributed capital (56,935 and 42,170 units
               outstanding at September 30, 1994 and
               December 31, 1993, respectively)                                48,817,997                 36,083,185
          Accumulated deficit                                                 (10,774,609)                (6,004,957)
                                                                             ------------                -----------
                                                                               38,043,388                 30,078,228
                                                                             ------------                -----------
     Currency translation adjustment                                             (155,385)                (3,439,904)
                                                                             ------------                -----------
          Total partners' capital (deficit)                                    37,777,328                 26,575,827
                                                                             ------------                -----------
          Total liabilities and partners' capital (deficit)                  $ 74,850,902                $48,640,459
                                                                             ============                ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Three Months Ended       For the Nine Months Ended
                                                              September 30,                   September 30,
                                                     ----------------------------      ----------------------------

                                                         1994             1993            1994              1993
                                                     -----------      -----------      -----------       ----------
REVENUES                                             $ 2,298,873      $   760,198      $ 5,887,823      $ 1,406,247

COSTS AND EXPENSES:
    Operating, general and administrative              3,938,301        1,110,056        9,325,099        2,418,779
    Management fees and allocated
      overhead from the General Partner                  393,968          195,658        1,137,589          609,404
    Depreciation and amortization                        918,838          441,659        2,437,389        1,086,700
                                                     -----------      -----------      -----------      -----------
OPERATING LOSS                                        (2,952,234)        (987,175)      (7,012,254)      (2,708,636)
                                                     -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
    Interest expense                                      (5,950)         (26,300)        (337,718)         (74,349)
    Interest income                                       53,426            6,920          176,592           15,711
                                                     -----------      -----------      -----------      -----------
LOSS BEFORE MINORITY INTERESTS                        (2,904,758)      (1,006,555)      (7,173,380)      (2,767,274)
                                                     -----------      -----------      -----------      -----------
    Minority interests                                 1,319,987            -            2,355,550            -
                                                     -----------      -----------      -----------      -----------
NET LOSS                                             $(1,584,771)     $(1,006,555)     $(4,817,830)     $(2,767,274)
                                                     ===========      ===========      ===========      ===========
ALLOCATION OF NET LOSS:
    General Partner                                  $   (15,848)     $   (10,066)     $   (48,178)     $   (27,673)
                                                     ===========      ===========      ===========      ===========
    Limited Partners                                 $(1,568,923)     $  (996,489)     $(4,769,652)     $(2,739,601)
                                                     ===========      ===========      ===========      ===========
NET LOSS PER LIMITED PARTNERSHIP
    UNIT                                             $    (27.56)     $    (31.86)     $    (88.31)     $   (113.82)
                                                     ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING                         56,935           31,277           54,012           24,069
                                                     ===========      ===========      ===========      ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                             ----------------------------------------

                                                                                 1994                       1993
                                                                             ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (4,817,830)               $ (2,767,274)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
             Minority interests                                                (2,355,550)                     -
             Depreciation and amortization                                      2,437,389                   1,086,700
             Decrease (increase) in other receivables                            (608,764)                     16,728
             Increase in interest receivable                                       -                           (6,998)
             Increase in prepaid expenses and other assets                        (47,094)                   (267,585)
             Increase in trade accounts payable and accrued liabilities         2,420,339                   1,369,371
                                                                             ------------                ------------

Net cash used in operating activities                                          (2,971,510)                   (569,058)
                                                                             ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction costs for cable television/telephony system                  (34,651,322)                (12,358,455)
    Increase in construction accounts payable                                   5,646,680                     662,390
                                                                             ------------                ------------

Net cash used in investing activities                                         (29,004,642)                (11,696,065)
                                                                             ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributed capital, net of syndication costs and sales
        commissions                                                            12,734,812                  12,285,450
    Proceeds from sale of common stock by subsidiary                            8,797,191                      -
    Decrease in note payable                                                     (148,704)                    (10,880)
    Decrease (increase) in net subscriptions receivable                           531,300                    (680,513)
    Increase in accounts payable to affiliates                                    709,711                   3,219,806
                                                                             ------------                ------------

Net cash provided by financing activities                                      22,624,310                  14,813,863
                                                                             ------------                ------------

Effect of currency exchange rate changes                                        3,284,519                  (1,022,329)
                                                                             ------------                ------------

Increase (decrease) in cash and cash equivalents                               (6,067,323)                  1,526,411

Cash and cash equivalents, beginning of period                                  9,940,929                   1,273,381
                                                                             ------------                ------------

Cash and cash equivalents, end of period                                     $  3,873,606                $  2,799,792
                                                                             ============                ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                            $    322,995                $     75,972
                                                                             ============                ============
    Loss on forward contracts                                                $       -                   $    495,863
                                                                             ============                ============

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Consolidated Balance Sheets and Consolidated Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones United Kingdom Fund, Ltd. (the "Partnership") at September 30, 1994 and December 31, 1993 and its results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts were reclassified to conform to the 1994 presentation. As a result of the Partnership's ownership of
66.7 percent of the shares of Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)      INVESTMENT IN SUBSIDIARY

         Jones South Hertfordshire is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located in the northwestern suburbs of London, England (the "South Herts System"). There are approximately 95,000 homes in the franchise area, of which approximately 85,000 will be passed by the South Herts System's cable television/telephony plant when construction in the franchise area is completed. At September 30, 1994, the network under construction consisted of approximately 455 miles of cable plant, which passed approximately 66,000 homes. At September 30, 1994, the South Herts System's cable television subscribers totalled approximately 11,691 and the South Herts System's residential telephone customers totalled approximately 11,525. In addition, the South Herts System provided telephony services to 280 businesses in its franchise area.

         On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Jones South Hertfordshire. The acquisition by the Partnership of all of the shares of Jones South Hertfordshire resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through September 30, 1994, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $46,000,000.

         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Jones South Hertfordshire in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested L.3,400,000 in Jones South Hertfordshire in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest L.6,800,000 in Jones South Hertfordshire, of which L.2,266,600 was funded in November 1993 for 22,666 Class B shares and the same amount was funded in April 1994 for an additional 22,666 Class B shares. The Sandler Group invested L.1,006,566 for 10,066 Class B shares in May 1994 and Jones Intercable of South Hertfordshire, Inc. invested L.503,283 for 5,033 Class A shares in May 1994. In July 1994, the Sandler Group invested L.1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L.466,800 for 4,668 Class A shares.

         On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Jones South Hertfordshire, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Jones South Hertfordshire to Bell Cablemedia plc ("BCM") in exchange for American Depository Shares ("ADSs") to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by

BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Jones South Hertfordshire, the Sandler Group's interest in Jones South Hertfordshire and Jones Global Funds, Inc.'s general partner interest in the Partnership. In October 1994, the Partnership invested L.5,108,900 in Jones South Hertfordshire for 51,089 Class A shares and BCM invested L.2,554,600 in Jones South Hertfordshire for 25,546 Class A shares. As a result of these transactions, Jones South Hertfordshire is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner").

         BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 30.8 percent equity interest, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is the third largest holder of cable television and telecommunications licenses in the United Kingdom.

(3)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Pursuant to the provisions of the Partnership's limited partnership agreement, the general partner of the Partnership is entitled to be paid a consulting fee by the Partnership. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Partnership for the three months ended September 30, 1994 and 1993 were $208,023 and $146,560, respectively. Of these amounts, $-0- and $108,706 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $208,023 and $37,854 were expensed on the Consolidated Statements of Operations for the three months ended September 30, 1994 and 1993, respectively. Consulting fees paid or payable by the Partnership for the nine months ended September 30, 1994 and 1993 were $423,401 and $302,030, respectively. Of these amounts, $-0- and $231,621 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $423,401 and $70,409 were expensed on the Consolidated Statements of Operations for the nine months ended September 30, 1994 and 1993, respectively.

         The General Partner and its affiliates are entitled to reimbursement from the Partnership for direct and indirect expenses allocable to the operation of the Partnership and the South Herts System, which includes, but is not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1994 and 1993, reimbursements made by the Partnership to the General Partner for any allocable direct and indirect expenses totalled $185,945 and $157,804, respectively. During the nine months ended September 30, 1994 and 1993, reimbursements made to the General Partner and its affiliates for expenses totalled $714,188 and $538,995, respectively.

         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and nine months ended September 30, 1994 and 1993, no such interest had been charged to the Partnership by the General Partner or its affiliates.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Currency Exchange Rate

         The costs incurred by Jones South Hertfordshire are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Jones South Hertfordshire's functional currency, translation adjustments related to recording assets and liabilities in U.S. dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in shareholder's equity. In the discretion of the General Partner, funds of the Partnership being held in United States dollars will be converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

         Through December 1993, the Partnership purchased United Kingdom pounds sterling through forward foreign exchange contracts negotiated by an affiliate of the Partnership's former general partner for the benefit of the Partnership to hedge its identifiable foreign currency construction commitments and for the benefit of other affiliates. The blended average exchange rate under these contracts was U.S. $1.68 per United Kingdom pound sterling. At December 31, 1993, the Partnership had incurred a loss of $275,432 on these contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets. From January 1, 1994 through July 22, 1994, the Partnership purchased United Kingdom pounds sterling through new forward foreign exchange contracts negotiated by the affiliate of the Partnership's former general partner. The blended average exchange rate under these contracts was U.S. $1.46 per United Kingdom pound sterling. At September 30, 1994, the Partnership had incurred a loss of $59,548 on these contracts, which has been capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets. There were no forward foreign exchange contracts available to the Partnership at September 30, 1994.

Property, Plant and Equipment

         Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system were capitalized. The Partnership's former general partner had estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television/telephony are capitalized and included as a component of the investment in cable television and telecommunications properties. From inception to September 30, 1994, the South Herts System had received $8,821,525 of revenue from operations and had capitalized approximately $2,784,526 of expenses.

(5)      FINANCINGS

         In July 1992, Jones South Hertfordshire entered into an agreement with a bank to refinance its primary office/headend building for L.800,000. This loan is to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest is calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the three months ended September 30, 1994 and 1993, Jones South Hertfordshire had recorded interest expense of $34,152 and $26,300, respectively. For the nine months ended September 30, 1994 and 1993, Jones South Hertfordshire had recorded interest expense of $74,886 and $74,349, respectively. For the interest period December 30, 1993 to March 30, 1994, the effective interest rate was fixed at 7.50 percent. For the interest period March 31, 1994 to July 24, 1994 , the effective interest rate was fixed at 7.3125 percent. For the interest period July 25, 1994 to October 24, 1994, the effective interest rate is fixed at
7.375 percent. At September 30, 1994, the three-month LIBOR rate was 5.87 percent. At September 30, 1994, the amount outstanding on this loan totalled $1,050,669 when converted to U.S. dollars at the exchange rate between U.S. dollars and U.K. pounds sterling effective at such date.

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

         The credit facility offered by the banks would be a revolving facility through December 31, 1997, at which time the facility would be converted into a term loan. The term loan portion would require repayment of outstanding principal amounts beginning in 1998, with the final 50 percent of such amounts being repaid in 2001 and 2002. The facility is expected to be divided into two tranches and the aggregate amount drawn down under both tranches may not exceed L.28,000,000. The availability of tranche A of L.16,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche A would bear interest at sterling LIBOR plus a margin of
3.75 percent. The availability of tranche B of L.28,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche B would bear interest at sterling LIBOR plus margin ranging from 2.5 percent to 1.75 percent depending on the bank debt to operating cash flow ratio of Jones South Hertfordshire. The maximum amount that can be borrowed under both tranches is L.28,000,000. The proposed South Herts credit agreement is expected to contain various covenants, including financial covenants, and events of default, including a restriction on the payment of dividends.

         The proposed South Herts credit agreement is expected to be secured by all of the assets of Jones South Hertfordshire. In addition, there will be a pledge of all of the shares of Jones South Hertfordshire as additional security for the facility. Such debt financing, if completed, coupled with the equity investments discussed in Note 2 and temporary loans from BCM are expected to be sufficient to enable Jones South Hertfordshire to complete the construction of the South Herts System within the timetable set forth in the modified license.

(6)      COMMITMENTS

         In October 1992, Jones South Hertfordshire entered into a short-term interconnection agreement with British Telecommunications plc so that it can provide both long-distance national and international telephone services. This agreement has a major review on April 1, 1997. Also, in May 1994, Jones South Hertfordshire entered into an interconnection agreement with Mercury Communications Limited to provide both long-distance national and international telephone services. This agreement expires April 16, 1996. A telephony switch was purchased pursuant to a financing arrangement with the seller for L.2,712,730. At September 30, 1994, Jones South Hertfordshire had capitalized U.S. $3,525,347 for the telephony equipment, which is the cost of the equipment that has been delivered and is fully operational. As additional equipment is delivered and becomes operational, the related costs will be capitalized.

         As of September 30, 1994, approximately 78 percent of the South Herts System had been constructed. Because Jones South Hertfordshire did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Jones South Hertfordshire requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that issued the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 homes with cable by December 31, 1994 and that it be completed (by passing 85,000 homes) by December 31, 1995. At September 30, 1994, the network under construction consisted of approximately 455 miles of cable plant, passing approximately 66,000 homes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of September 30, 1994, the Partnership had received limited partner subscriptions of $56,935,000, or $49,106,438 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

         In connection with and subsequent to the Partnership's acquisition of Jones South Hertfordshire, the Partnership has invested its net offering proceeds in Jones South Hertfordshire for construction and development costs. Through September 30, 1994, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $46,000,000.

         Jones South Hertfordshire provides local telephone service using telephone switching equipment that it owns, and it has entered into interconnection agreements with British Telecommunications plc and Mercury Communications Limited so that it can provide local, long-distance, national and international telephone services. Jones South Hertfordshire purchased a telephony switch for the South Herts System in August 1992. This switch enables Jones South Hertfordshire to provide local telephony and related value-added services. The switch was purchased pursuant to a financing arrangement with the seller for L.2,712,730. At September 30, 1994, Jones South Hertfordshire had capitalized U.S. $3,525,347 for the telephony switch, which is the cost of the equipment that had been delivered at September 30, 1994, and is fully operational. As additional equipment is delivered and becomes operational, the related costs will be capitalized. The interconnection agreement with British Telecommunications plc has a major review on April 1, 1997. The interconnection agreement with Mercury Communications Limited expires April 16, 1996. Testing of the telephony service started in November 1992, and the service was first offered to the South Herts System's subscribers in February 1993.

         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Jones South Hertfordshire in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested L.3,400,000 in Jones South Hertfordshire in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest L.6,800,000 in Jones South Hertfordshire, of which L.2,266,600 was funded in November 1993 for 22,666 Class B shares and the same amount was funded in April 1994 for an additional 22,666 Class B shares. The Sandler Group invested L.1,006,566 for 10,066 Class B shares in May 1994 and Jones Intercable of South Hertfordshire, Inc. invested L.503,283 for 5,033 Class A shares in May 1994. In July 1994, the Sandler Group invested L.1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L.466,800 for 4,668 Class A shares.

         On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Jones South Hertfordshire, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Jones South Hertfordshire to Bell Cablemedia plc ("BCM") in exchange for American Depository Shares ("ADSs") to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Jones South Hertfordshire, the Sandler Group's interest in Jones South Hertfordshire and Jones Global Funds, Inc.'s general partner interest in the Partnership. In October 1994, the Partnership invested L.5,108,900 in Jones South Hertfordshire for 51,089 Class A shares and BCM invest L.2,554,600 in Jones South Hertfordshire for 25,546 Class A shares. As a result of these transactions, Jones South Hertfordshire is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner").

         BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 30.8 percent equity interest, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is the third largest holder of cable television and telecommunications licenses in the United Kingdom.

         During the first nine months of 1994, Jones South Hertfordshire had approximately $34,463,136 of capital expenditures. Approximately 95 percent of these expenditures were for the construction of the South Herts System and were funded by equity contributions made by the Partnership and the other shareholders of Jones South Hertfordshire and by advances from affiliates. Additional capital expenditures totalling approximately $7,832,000 will be required through 1994 to continue construction of the South Herts System. Such expenditures are expected to be funded through debt financing, if available, equity contributions and temporary loans from BCM, if necessary.

         In July 1992, Jones South Hertfordshire entered into an agreement with a bank to refinance its primary office/headend building for L.800,000. This loan is to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest is calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the interest period December 30, 1993 to March 30, 1994, the effective interest rate was fixed at
7.50 percent. For the interest period March 31, 1994 to July 24, 1994 , the effective interest rate was fixed at 7.312 percent. For the interest period July 25, 1994 to October 24, 1994, the effective interest rate is 7.375 percent. At September 30, 1994, the three-month LIBOR rate was 5.87 percent. At September 30, 1994, the amount outstanding on this loan totalled $1,050,669 when converted to U.S. dollars at the exchange rate between U.S. dollars and U.K. pounds sterling effective at such date.

         Jones South Hertfordshire is currently negotiating, based upon commitments received from two banks, a facility agreement (the "proposed South Herts credit agreement"), which will provide for a L.28,000,000 revolving and term loan credit facility. The facility commitments are subject to negotiation of final terms and documentation and no assurance can be given that definitive documentation for the proposed South Herts credit agreement will be agreed.
The credit facility offered by the banks would be a revolving facility through December 31, 1997, at which time the facility would be converted into a term loan. The term loan portion would require repayment of outstanding principal amounts beginning in 1998, with the final 50 percent of such amounts being repaid in 2001 and 2002. The facility is expected to be divided into two tranches and the aggregate amount drawn down under both tranches may not exceed L.28,000,000. The availability of tranche A of L.16,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche A would bear interest at sterling LIBOR plus a margin of
3.75 percent. The availability of tranche B of L.28,000,000 would be subject to certain conditions which have not currently been satisfied and amounts drawn down under tranche B would bear interest at sterling LIBOR plus margin ranging from 2.5 percent to 1.75 percent depending on the bank debt to operating cash flow ratio of Jones South Hertfordshire. The maximum amount that can be borrowed under both tranches is L.28,000,000. Such debt financing, if completed, coupled with the equity investments discussed in Note 2 and temporary loans from BCM, if necessary, are expected to be sufficient to enable Jones South Hertfordshire to complete the construction of the South Herts System within the timetable set forth in the modified license.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $1,538,675 for the three months ended September 30, 1994, over the similar period in 1993 from $760,198 in 1993 to $2,298,873 in 1994. Revenues of the Partnership increased $4,481,576 for the nine months ended September 30, 1994, over the similar period in 1993 going from $1,406,247 in 1993 to $5,887,823 in 1994. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994. The South Herts System served approximately 5,500 cable television subscribers and 4,000 telephony subscribers at September 30, 1993 as compared to approximately 11,691 cable television subscribers and 11,805 telephony subscribers at September 30, 1994.

         Operating, general and administrative expenses increased $2,828,245 for the three months ended September 30, 1994 over the similar period in 1993 from $1,110,056 in 1993 to $3,938,301 in 1994. Operating, general and administrative expenses increased $6,906,320 for the nine months ended September 30, 1994, over the similar period in 1993 from $2,418,779 in 1993 to $9,325,099 in 1994. These increases were primarily due to increases in personnel costs, programming costs and marketing costs during 1994 as compared to 1993. Such increases are related to the growth in the South Herts System's size and subscriber base.

         Management fees and allocated overhead from the General Partner increased $198,310 for the three months ended September 30, 1994, over the similar period in 1993 from $195,658 in 1993 to $393,968 in 1994. Management fees and allocated overhead from the General Partner increased $528,185 for the nine months ended September 30, 1994, over the similar period in 1993 from $609,404 in 1993 to $1,137,589 in 1994. These increases were generally due to the increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $477,179 for the three months ended September 30, 1994, over the similar period in 1993 from $441,659 in 1993 to $918,838 in 1994. Depreciation and amortization expense increased $1,350,689 for the nine months ended September 30, 1994, over the similar period in 1993 from $1,086,700 in 1993 to $2,437,389 in 1994. These increases were due to increases in the Partnership's depreciable asset base.

         Interest expense decreased $20,350 for the three months ended September 30, 1994, over the similar period in 1993 from $26,300 in 1993 to $5,950 in 1994. Interest expense increased $263,369 for the nine months ended September 30, 1994, over the similar period in 1993 from $74,349 in 1993 to $337,718 in 1994. These increases were generally due to interest costs relating to equipment leases that the Partnership entered into in the third quarter of 1993.

         Interest income increased $46,506 for the three months ended September 30, 1994, over the similar period in 1993 from $6,920 in 1993 to $53,426 in 1994. Interest income increased $160,881 for the nine months ended September 30, 1994, over the similar period in 1993 from $15,711 in 1993 to $176,592 in 1994. These increases in interest income were the result of higher average cash balances invested during 1994 as compared to average balances invested during 1993.

         Net loss increased $578,216 for the three months ended September 30, 1994, over the similar period in 1993 from $1,006,555 in 1993 to $1,584,771 in
1994. Net loss increased $2,050,556 for the nine months ended September 30, 1994, over the similar period in 1993 from $2,767,274 in 1993 to $4,817,830 in
1994. These increases in net loss are due to the increases in the expenses discussed above exceeding the increases in revenues.

                           PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)      Exhibits

                 27)  Financial Data Schedule

         b)      Reports on Form 8-K

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

                                        JONES UNITED KINGDOM FUND, LTD.
                                        a Colorado limited partnership

                                        BY:  FAWNSPRING LIMITED,
                                             its General Partner


                                        By:  /s/William D. Anderson
                                             William D. Anderson
                                             Director


Dated:  November 11, 1994

                                 EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
- - -------             -----------
  27          Financial Data Schedule