Form 10-K
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1995-03-31
CIK 857957

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________________ to __________________

Commission file number: 0-19889

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
            (Exact name of registrant as specified in its charter)

     Colorado         South Hertfordshire United Kingdom Fund, Ltd. #84-1145140
(State of Organization)           (IRS Employer Identification No.)

Bell Cablemedia House, Upton Road, Watford,
       Hertfordshire WD1 7EL, England            011-44-1923-444-000

(Address of principal executive office and Zip Code) (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes         x                       No

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229 405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

DOCUMENTS INCORPORATED BY REFERENCE:
None


                               TABLE OF CONTENTS


PART I                                                                    Page

Item 1.  Business........................................................    3

Item 2.  Properties......................................................   25
Item 3.  Legal Proceedings...............................................   25
Item 4.  Submission of Matters to a Vote of Security Holders.............   25


PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters...............................   25
Item 6.  Selected Financial Data.........................................   26
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   27
Item 8.  Financial Statements and Supplementary Data.....................   31
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   44


PART III

Item 10. Directors and Executive Officers of the Registrant..............   44
Item 11. Executive Compensation..........................................   45
Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   45
Item 13. Certain Relationships and Related Transactions..................   45


PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...........................................   47

         Signatures.....................................................    48

         Exhibit Index...................................................   49

                                    PART I.


                               ITEM 1. BUSINESS

   South Hertfordshire United Kingdom Fund, Ltd., formerly known as Jones United Kingdom Fund, Ltd, (the "Partnership"), is a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of limited partnership interests (the "Interests") in the Partnership for the purpose of acquiring one or more cable television/telephony systems in the United Kingdom of Great Britain and Northern Ireland (the "United Kingdom" or the "UK"). Upon acquisition of its system, the Partnership's primary investment objective is to obtain capital appreciation in the value of its systems over the term they are held by the Partnership. The capital appreciation in the Partnership's assets may be converted to cash by the sale of a system, through one or more refinancings or by the partners' sale of their Interests in the Partnership.

                                    History
   The Partnership was formed upon the receipt of subscriptions for Interests totaling the minimum offering of $10,000,000. The general partner of the Partnership was initially Jones Global Funds, Inc., a Colorado corporation ("Jones Global Funds"). As of August 15, 1992, when the initial offering by the Partnership terminated, the Partnership had raised $16,548,000 in gross offering proceeds from the sale of 16,548 Interests, or $14,272,650 net of sales commissions and other organizational and offering costs. On September 14, 1992, the Partnership commenced a second offering of Interests. As of April 1994, when the second offering terminated, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its second public offerings.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Bell Cablemedia South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London (the "South Herts System.") The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Bell Cablemedia South Herts, costs reimbursements have been and will continue to be made to the general partner (or its affilitates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation. Through December 31, 1994, the total amount reimbursed to fund the South Herts System's construction and development totaled approximately $48,800,000.

   The South Herts System's ownership by Bell Cablemedia South Herts, a United Kingdom corporation, rather than directly by the Partnership, results from an intention to insulate the limited partners of the Partnership (the "Limited Partners") from potential United Kingdom taxation upon the eventual sale of the South Herts System. Under current United Kingdom tax laws, the sale of the United Kingdom cable television/telephony system by a U.S. limited partnership may give rise to limited partner tax liability in the United Kingdom whereas the sale of shares in a United Kingdom corporation by a U.S. limited partnership does not give rise to limited partner tax liability in the United Kingdom on the basis that the limited partnership is not itself trading in the United Kingdom through a permanent establishment there. The shares of Bell Cablemedia South Herts are held indirectly by the Partnership through corporate nominees on the advice of the Partnership's counsel in the United Kingdom. This indirect ownership structure is intended to afford the Limited Partners more certain protection from United Kingdom tax liability.

   In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc.
invested Pound Sterling3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling6,800,000 in Bell Cablemedia South Herts, of which Pound Sterling2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested Pound Sterling3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested Pound Sterling1,800,000 for 18,000 Class B shares and Jones
Intercable of South Hertfordshire, Inc. invested Pound Sterling466,800 for 4,668 Class B shares.

   On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts, to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

   On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. These acquisitions are collectively referred to herein as the "BCM Acquisition." In October 1994, the Partnership invested Pound Sterling5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested Pound Sterling1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner"). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.

   BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc ("Videotron"), in which BCM owns a minority equity interest, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.

                            The South Herts System

Franchise Area

   The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which approximately
85,000 are expected to be passed by the South Herts System cable television/telephony plant when construction in the franchise area is completed. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

   The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

   Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, after the announcement of the results of the Duopoly Review (see "Regulation") and the resulting potential for cable-based telephony, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of February 28, 1995, approximately 81,500 homes, or 87 percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At February 28, 1995, Bell Cablemedia South Herts serviced approximately 14,500 basic cable television subscribers, 16,100 residential telephony subscribers and 500 business telephony subscribers.

         As a consequence of the BCM Acquisition, BCM now controls the operations of Bell Cablemedia South Herts. Following completion of the BCM Acquisition, BCM restructured its operations into regional operating groups which are responsible for construction, local marketing, installation and customer service in the regions. Functions such as finance, information technology and national marketing have been centralized and are performed by BCM at its corporate headquarters in Watford, which is within the South Hertfordshire franchise area. Each region is headed by a regional managing director who is assisted by a regional senior management team. Bell Cablemedia South Herts comprises part of BCM's South Region which is managed from headquarters in the London Docklands. Peter Lyne, a director of the General Partner, is the Managing Director of the South Region. See "Item 10. Directors and Executive Officers of the Registrant" below.

Products and Services

   Three types of service are offered by Bell Cablemedia South Herts -- cable television (mainly to the home but also to businesses), residential telephony services and telephony and other telecommunications services for business customers.

   Cable Television Services. Bell Cablemedia South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming such as Channel One and the Performance Channel, and various premium packages, which are based on sporting events and films.

   Residential Telephony Services. Bell Cablemedia South Herts offers local and long distance telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls and itemized billing.

   Business Telecommunications Services. Bell Cablemedia South Herts offers businesses a range of services alongside telephony, including fax, private circuits and virtual private networks.

   Future Services. Bell Cablemedia South Herts' broadband networks have been designed to enable it to provide customers with a wide range of advanced interactive and integrated entertainment, telecommunications and information services, including pay-per-view programming. Services likely to be made available to customers during 1995 include voicemail, freecall services, class services and residential virtual private networks.

   BCM is currently working with other cable operators to develop a pay-per-view service through which cable subscribers would be able to view certain feature films, sporting events, concerts or other special events broadcast on a series of channels and on a per-event-basis for an additional charge. Negotiations are proceeding with film distributors and others to supply programming for the pay-per-view service, but the General Partner cannot yet confirm when or if such a service will be implemented.

   Additional future services could include video telephony and video conferencing, interactive home shopping and banking services. Affiliates of BCM are planning trials of home shopping services in other franchise areas owned by BCM, which are expected to begin during 1995.

Sales and Marketing

   Bell Cablemedia South Herts' sales and marketing strategy is aimed at both potential customers as well as the development of the UK cable television/telephony industry.

   The principal elements of this strategy are:

         Competitive packaging and pricing of cable television services. Bell Cablemedia South Herts offers a range of basic and enhanced cable television packages at prices which are competitive with the effective prices (including equipment costs) offered by its principal multichannel television competitor, British Sky Broadcasting plc ("BSkyB"). BCM is currently working on repackaging its cable television programming into "lifestyle packages" which are targeted to different market segments. The repackaging effort is intended to enhance the consumer's perception of the "value for money" of cable television and therefore to attract a wider customer base. For business customers, Bell Cablemedia South Herts has developed and now markets a selection of cable television packages which includes such channels as Sky News and CNN International. Bell Cablemedia South Herts has also developed other customized entertainment packages for pubs, clubs, restaurants, business receptions and employee rest areas.

         Quality and competitive pricing of cable telephony. Bell Cablemedia South Herts utilizes fibre and digital technologies, enabling it to provide high quality telephony services. In addition, these services are offered to both business and residential customers at prices which are competitive with those of British Telecommunications plc ("BT"), depending on the time, destination and duration of the call. Business users may also seek value-added services to meet specific needs and business requirements. For example, Bell Cablemedia South Herts currently offers digital private circuits and local and regional leased circuits.

         Joint sales and marketing of cable television and telephony services. Bell Cablemedia South Herts combines the marketing and sales of its residential cable television and telephony services to maximize market penetration and customer retention and minimize costs. Bell Cablemedia South Herts discounts its monthly residential telephone line rental to encourage subscription to the combined service. Bell Cablemedia South Herts has an ongoing communications and sales program to cross-promote the two services and upgrade one-service customers to the combined cable television and telephony service.

         Implementation of a comprehensive marketing communications program. Bell Cablemedia South Herts has developed a comprehensive, customer-focused communications program to position Bell Cablemedia South Herts and its products in the marketplace and in the perception of its customers. The marketing program commences before the construction phase in order to inform the local population about the construction process and Bell Cablemedia South Herts' services, continues through the construction period with sales communications to potential subscribers and is followed up by regular customer communications thereafter.

         Utilization of a broad-based sales approach. Bell Cablemedia South Herts has developed a broad based sales approach which maximizes the sales contribution of telemarketing and customer call centers in addition to direct sales. This approach is intended to optimize Bell Cablemedia South Herts' sales effectiveness while minimizing cost-per-sale.

         Targeting high volume customers. Bell Cablemedia South Herts targets those businesses in its franchise area which, as a consequence of their size and the types of services they require, represent potentially significant revenue sources. As many of these high volume customers are well known in the franchise areas, Bell Cablemedia South Herts believes that attracting such businesses to a cable-based telephony service assists its marketing efforts to both the business and residential markets.

         Encouraging direct debit payments. Bell Cablemedia South Herts encourages the use of direct debit as the preferred method of payment for its cable television/telephony services by offering direct debit customers monthly discounts for these services and discounts on installation rates. This enables Bell Cablemedia South Herts to improve its cash flow and to minimize bad debt and collection expenses. The General Partner believes that the use of direct debit systems may also assist in reducing churn.

         Developing a strong local identity and presence. Bell Cablemedia South Herts engages in promotional activities such as sponsorship of local sports teams, participation in community events, local advertizing campaigns and the provision of community information channels to foster a strong local identity and presence.

Customer Service

   Bell Cablemedia South Herts believes that customer service is particularly important to the success of its business and it places significant emphasis on serving its customers' requirements. Bell Cablemedia South Herts operates a customer call center which handles telephone inquiries from customers on a "one-stop shop" basis. Installations are scheduled to suit customer requirements and appointments are confirmed prior to the scheduled visit. The customer call center also provides helplines during the construction phase to provide information and to respond to inquiries from the general public.

   The customer call center employs personnel specially trained in dealing with the differing requirements of business and residential customers. Customer care staff undertake an extensive initial five week training program and ongoing job training is provided on a periodic basis.

The Network

   Construction of Bell Cablemedia South Herts' cable television/telephony network is substantially complete with approximately 87% of homes in the South Hertfordshire franchise area passed at February 28, 1995.

   Network Architecture. Bell Cablemedia South Herts' network includes integrated two-way broadband cable television systems which incorporate a digital overlay telephony network to service the homes and businesses within the franchise area. The network utilizes fibre optic cables on major trunk routes from a central location containing the cable television headend and telephony switch to nodes which serve approximately 1,500 homes and 600 homes for cable television and telephony, respectively.

   Bell Cablemedia South Herts' network makes extensive use of fibre optic cable. Fibre optic technology is based on the physical property of optical fibre which allows rapid transmission of light pulses in a coded digital format over long distances with little or no distortion. Fibre optic systems are suitable for transmission of digitized voice, data and video. The main benefits of deploying fibre in place of traditional coaxial cable or copper cable result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided. The cables are pulled into underground ducts installed in the residential and business sectors of the franchise area. Excess duct and fibre capacity for future growth and services is provided at the time of initial construction.

   The cable television system has the capacity to carry over 50 channels of television plus radio, teletext and other related services. This capacity could be increased four to six times by the introduction of digital compression techniques. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications. Television and radio programs for cable television services are sourced from off-air antennas, by satellite earth stations and on videotape and then distributed from a single site, the headend, to distribution nodes over fibre optic cable and from these nodes to customers over coaxial cables. Cable television is distributed in a manner whereby all signals are delivered to all customers, with the set top converter in the customers' premises being used to control the availability of scrambled channels to that address. Substantial transmission capacity, known as bandwidth, is required to provide a cable television program to the customer. A network's transmission capacity requirement increases proportionally as additional cable television programs are broadcast to customers. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks have to date presented a substantial obstacle to the provision of cable television services. Coaxial cable can provide substantially greater bandwidth than twisted copper pair wire and fibre optic cable can provide even greater bandwidth.

   Bell Cablemedia South Herts' telephony network is currently capable of providing a range of analog and digital voice and data services. Multipair copper cable is used to connect fibre optic nodes serving approximately 600 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer's home.

   Bell Cablemedia South Herts' telephony switch has multiple interconnects to the BT and Mercury networks and plans are underway to establish connections with other BCM switches and the switches of other London-based cable operators.

   Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including construction (trenching and laying underground ducts), cable television and telephony plant and network electronics, "customer costs" including set top converters, subscriber electronics and installation of cable from the network to the customer's home, and "other costs" such as headend equipment, switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor. Total capital expenditure by Bell Cablemedia South Herts on its cable television/telephony systems up to December 31, 1994 was approximately Pound Sterling45.5 million ($71.2 million).

   Construction costs for the South Herts System vary depending upon housing density, the terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because a prohibition on aerial construction has necessitated the construction of an underground duct network to house the fibre optic and coaxial cables which form the network. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the UK New Road and Street Works Act (the "Street Works Act"). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.

   Build Milestones. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued for the South Herts franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from the UK Office of Telecommunications (the "OFTEL"), the authority that regulates the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires the South Herts System pass to be completed (by passing 85,000 premises) by December 31, 1995.

Strategic Alliances

   Bell Cablemedia South Herts is currently participating in several strategic alliances. The General Partner believes that through these alliances it is better able to develop and market its services cost effectively.

   London Interconnect. London Interconnect was established in 1992 to promote the growth of the cable television/telephony industry in Greater London by developing cable television services that members can deliver to their customers in this area. Its function was subsequently expanded to include the establishment of telephony interconnection agreements between members. Currently, six cable television/telephony operators are members of London Interconnect, including Bell Cablemedia (South East) Limited, a subsidiary of BCM, and Videotron, a company in which BCM has a minority interest. Interconnect agreements between London Interconnect members will allow telephone calls between customers of London Interconnect members to be routed through London Interconnect members, in part bypassing the more expensive networks of BT and Mercury Communications Limited ("Mercury"). Pursuant to its association with Bell Cablemedia (South East) Limited as part of BCM's South Region, Bell Cablemedia South Herts has interconnected its network with those of London Interconnect's members.

   London Interconnect members distribute three cable television-only channels: Performance, an arts and entertainment channel launched by three operators in London in 1992; Identity TV, a local London channel launched by London Interconnect in July 1993; and Channel 1, an independent news, entertainment and information channel for London launched by London Interconnect in November 1994.

   Marketing and Operations Agreements With Mercury. Bell Cablemedia South Herts has entered into marketing and operations arrangements with Mercury, the second largest fixed-link provider of telecommunications services in the UK. While a formal agreement with Mercury regarding these arrangements has been negotiated (the "M&O Agreement"), the parties are currently legally bound to apply only those provisions of the M&O Agreement for which regulatory consent is not considered necessary. It is expected that Bell Cablemedia South Herts will formally execute the M&O Agreement with Mercury following the completion of an ongoing regulatory review of the M&O Agreement. The purpose of the M&O Agreement is: (i) to establish a working relationship between a cable television/telephony operator, which provides local telephony service in a franchise area, and Mercury, which with certain exceptions, provides long-distance telephony services to customers in the franchise area; (ii) to specify the terms and conditions for interconnection; (iii) to reduce duplication of effort, resources and investment in the marketing of telephony services in the relevant franchise area; and (iv) to develop joint product initiatives. In addition, the M&O Agreement will provide that Bell Cablemedia South Herts will, if commercially justifiable, promote Mercury to its customers as its preferred long distance and international carrier and that Mercury will, if commercially justifiable, treat Bell Cablemedia South Herts as its preferred local fixed-link carrier in Bell Cablemedia South Herts's franchise areas. Pending full implementation of the M&O Agreement, interconnection is already taking place between Mercury and Bell Cablemedia South Herts.

Employees

   The Partnership has no employees. Bell Cablemedia South Herts is managed as a part of BCM's South Region, thus benefiting from the economies of scale of sharing engineering, planning, construction and support functions.

                                  Competition

Cable Television

   Overview. It is the UK Independent Television Commission's (the "ITC") current policy, confirmed in November 1994 by the UK Government, to grant not more than one cable television license in any franchise area. Accordingly, Bell Cablemedia South Herts is the exclusive provider of cable television services in its franchise areas. Bell Cablemedia South Herts' cable television systems compete with direct reception of terrestrial broadcast television signals and with other methods of delivering television signals to the home for a fee, such as direct-to-home ("DTH") satellite-delivered television services and satellite master antenna television ("SMATV") systems. The extent of such competition depends upon, among other things, the price, variety and quality of the programming offered and, with respect to terrestrial broadcast television, the quality of reception. In the future, cable television companies may face competition from video-on-demand and television services offered by national public telephone operators ("PTO's") such as BT and possibly additional competition using existing or new delivery systems. Pay-per-view services and video-on-demand services which may be provided by Bell Cablemedia South Herts and other operators in the future will compete to varying degrees with other communications and entertainment media, including home video, cinema and live theater. In particular, the availability of recently released movies on videocassettes may affect the degree to which Bell Cablemedia South Herts is able to sell pay-television and pay-per-view services to subscribers. Both terrestrial and satellite digital television will be available on a trial basis by the end of 1995 in the UK.

   BSkyB. The most significant competitor in the multichannel television market in the South Hertfordshire franchise area is BSkyB. BSkyB offers DTH television services and currently is the predominant competitor in the multichannel television market with over 2.6 million DTH subscribers in the UK as compared with an aggregate of approximately 916,000 broadband cable subscribers nationwide at January 1, 1995. A DTH subscriber must purchase or rent a satellite receiver and receiving dish and then pay subscriber fees to BSkyB for the use of a decoder, which makes the satellite signal usable. Although BSkyB's DTH service currently presents substantial competition to Bell Cablemedia South Herts' cable television service, the General Partner believes that cable television has a number of competitive advantages over DTH systems and that cable will become the preferred medium for multichannel distribution. First, installation of satellite dishes frequently requires compliance with zoning ordinances. Second, satellite dishes, which measure 24 inches in diameter, must be installed with a "line-of-sight" orientation toward the transmitting satellite which restricts placement options and can result in aesthetic objections to installation. Third, DTH subscribers who purchase, as opposed to rent, their satellite systems must arrange and pay for any servicing required for the systems. Fourth, without substantial improvements in existing technology, BSkyB will not be able to offer the integrated telephone services, locally oriented advertising and programming or interactive video services that the cable television/telephony operators now offer or expect to offer in the future. Fifth, cable television currently offers customers more English-language programming than is typically available on UK broadcast or DTH satellite service.

   The General Partner, however, expects BSkyB to provide substantial competition for the foreseeable future and no assurance can be given that it will not become an even stronger competitor or that Bell Cablemedia South Herts will be able to compete successfully with BSkyB. A significant factor in favor of BSkyB is its role as sole source supplier of many of the South Herts System's popular cable television programs. If, in the future, BSkyB chooses to restrict the programming it makes available to Bell Cablemedia South Herts or offers such programming to Bell Cablemedia South Herts at prices significantly higher than those it currently charges, then Bell Cablemedia South Herts' cable television business could be at a significant competitive disadvantage.

   PTOs. The existing licenses held by national PTOs generally do not permit them to convey television services over their existing telephone systems. The UK Government's policy, stated in the Duopoly Review in 1991 and confirmed in November 1994, is that the removal of the restriction will not be reviewed until 1998 at the earliest. In addition, as a result of the transmission capacity limitations of twisted copper pair wires historically used in BT's telecommunications network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by the Group without substantial capital investment.

   On September 29, 1993, the ITC issued a statement in which it took the position (shared by OFTEL and the UK Department of Trade and Industry (the "DTI")) that BT and the other national PTOs may provide video-on-demand services under their existing licenses. Bell Cablemedia South Herts similarly is not prevented from providing video-on-demand services. In order to offer video-on-demand services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and install video distribution facilities and subscriber decoder devices. BT has announced plans to install a pilot video-on-demand system in the Ipswich and Colchester area (which is not within Bell Cablemedia South Herts' franchise areas) and has conducted limited trails in these areas in collaboration with BSkyB. The General Partner is unable to assess fully the technical feasibility or timing of the plans of BT, or any other provider offering video-on-demand services. No assurance can be given that video-on-demand will not provide substantial competition to Bell Cablemedia South Herts in the future.

Cable Telephony

   Overview. Until 1981, the Post Office was, with certain minor exceptions, the monopoly supplier of telecommunications services throughout the UK. BT was formed in 1981, when it took over the telecommunications assets of the Post Office and became the monopoly telecommunications supplier. BT was privatized in three tranches between 1984 and July 1993.

   In 1984, Mercury was formally granted a license to compete with BT. Prior to this, in November 1983, the Government had given a commitment not to license, for a period of seven years, companies other than BT or Mercury to carry telecommunications services nationally over fixed links. In November 1990 the Secretary of State for Trade and Industry published a consultative document entitled "Competition and Choice: Telecommunications Policy for the 1990's", which commenced a review of the Duopoly Policy and the UK telecommunications market generally.

   The Duopoly Review as completed in March 1991, and represented, with consequent changes in policy and to the licenses of telecommunications operators, a fundamental turning point in the telecommunications industry.
The major policy change was that anyone could apply to the UK Government to run new telecommunications networks over fixed links. The general presumption, subject to financial and technical competence, would be that such licenses should be granted unless there were specific reasons to the contrary. Cable television/telephony operators are now permitted to provide telephony services in their own right, instead of as agents of BT or Mercury as previously required, and have the right to switch their telephony customers' calls.
These changes have significantly improved the terms on which cable operators have been able to require BT, Mercury or another PTO to interconnect with them.

   Since the Duopoly Review, BT has remained the dominant provider of fixed-link telephony services for business and residence in the UK Mercury has continued to offer long distance and international services and it is continuing to gain market share in the business telecommunications market.

   Residential Telephony Competitors. BT, with just under 95 percent of the residential telephony market in 1993/1994, is the Group's principal competitor in providing residential telephony services. Its revenues for the year ended March 31, 1994 exceeded Pound Sterling13.6 billion. In addition, Bell Cablemedia South Herts competes in the residential telephony market with cellular telephone operators such as Vodafone Group PLC and Telecom Securicor Cellular Radio Limited, and with personal communications network operators, such as Mercury one2one and Microtel Logic Limited (marketed under the name "Orange"). Bell Cablemedia South Herts may also compete in the future with additional entrants to the residential telephony markets. Ionica L3 Limited ("Ionica") has also announced its intention to begin the introduction of a radio-wave telephony local loop on a national basis in 1995. The General Partner is unable to assess the technical feasibility or timing of the introduction of such technology or the utility of such technology in the residential telephony market. BT has recently introduced reductions in local and international telephony rates, and has announced that during 1995 it will gradually move to a per second basis of charging from a per unit basis. Due to regulatory price controls, BT is expected to continue to reduce its telephony rates. In November 1994, BSkyB entered into a 12-month marketing arrangement with BT pursuant to which eligible DTH subscribers can receive discounts off BT telephone bills. Accordingly, in the long term, Bell Cablemedia South Herts may be unable to offer residential telephony services at rates lower than those offered by BT and may see a decline in their average per call residential telephony margins. Many of Bell Cablemedia South Herts' business telephony competitors have resources substantially greater than those of Bell Cablemedia South Herts.

   One advantage of the provision of the telephony services by cable operators has been their ability to offer direct access to the Mercury trunk line systems, whose long distance call prices have historically been less than those charged by BT. At present, the only ways in which a residential BT customer can choose to route calls over the Mercury trunk network is either by purchasing a special telephone receiver with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network, or by dialing a special access code. The Director General of Telecommunications (the "Director General") has announced an independent cost benefit study of equal access. His stated policy is to introduce "equal access" whereby all providers of local telephony systems will eventually have to offer their customers the choice of access to the trunk systems of BT, Mercury and any other PTO's without discrimination between those systems.
This policy would require cable operators to provide equal access once they have a 25 percent share of the local telephony market and are requested to do so. The feasibility of introducing true equal access to trunk systems, and the time scale within which it will be introduced, are difficult to estimate. Many cable operators initially opposed the equal access policy, because placing BT under an obligation to provide equal access to the Mercury network could potentially reduce the attraction of systems run by local operators (which had previously marketed their ability to offer lower cost via Mercury).

   The General Partner believes that it has a price advantage over BT by virtue of its ability to offer local discounts. BT may not charge different amounts for the same service in different geographical areas and accordingly is generally unable to lower prices selectively in particular geographic areas in response to competition from cable telephony operators (including Bell Cablemedia South Herts). While cable telephony operators may be required to provide services within a particular franchise area on a similarly non-discriminatory basis, they have no obligation to provide such services on the same terms in other franchise areas within the UK. Consequently, cable telephony operators are able to set prices in accordance with particular local market conditions.

   Business Telephony Competitors. Competition in business telephony has been more intense than experienced in residential telephony and, because of the number of competitors in the area, is expected to intensify further. BT is Bell Cablemedia South Herts' principal competitor in providing business telephony services. In addition to BT, Bell Cablemedia South Herts competes with Mercury as well as with other telecommunications companies, such as Energis Communications Limited ("Energis"), City of London Telecommunications Limited ("COLT") and MFS Communications Limited ("MFS"), and with long distance service resellers, such as WorldCom International, Inc. ("WorldCom"). BT and Mercury have resources substantially greater than those of Bell Cablemedia South Herts. Bell Cablemedia South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of Bell Cablemedia South Herts. For example, a subsidiary of AT&T has recently been granted a telecommunications license which will permit the subsidiary to provide most telecommunications services in the UK and to convey television signals over its telecommunications network. However, the license would not permit the subsidiary to provide a competing cable television service in Bell Cablemedia South Herts' franchise area. Ionica has also announced its intention to begin the introduction of a radio-wave telephony local loop on a national basis in autumn 1995. The General Partner is unable to assess the technical feasibility or timing of the introduction of such technology or the utility of such technology in the business telephony market.

   Except in limited circumstances, telephone subscribers changing their phone services to a cable television/telephony operator currently must change their phone numbers. As a result, Bell Cablemedia South Herts' business customers generally use Bell Cablemedia's South Herts for their outgoing telephone calls, which generally carry higher revenues than incoming calls, and for their specialized telecommunication needs, while retaining BT's service (and their existing telephone numbers) for incoming telephone calls. In August 1994, OFTEL directed BT to provide number portability in each of the franchises held by another cable/telephony operator, Videotron (other than its Winchester franchise), commencing on October 7, 1994. A draft amendment to BT's telecommunications license regarding the cost of implementing number portability has been published for comments and is currently under discussion. Technical specifications for number portability have been adopted and OFTEL has stated that it expects number portability to become a widespread option as soon as practicable. Actual implementation of number portability in a franchise area will eventually require both BT and the relevant cable operator to have hardware and software systems in place which meet the technical specifications. Prior to that time, number portability may be provided by call forwarding techniques.

                                  Regulation

   The operation of cable television/telephony services in the UK is regulated under both the Broadcasting Act which replaced the Cable and Broadcasting Act 1984 (the "Cable and Broadcasting Act"), and the Telecommunications Act. The operation of cable television/telephony services in the UK requires two principal licenses: (i) a license (a "cable television license") issued either under the Cable and Broadcasting Act (prior to 1991) or under the Broadcasting Act (since 1991), which permits the holder to provide cable television services within a specific franchise area and (ii) a telecommunications license issued under the Telecommunications Act, which allows the holder to install and run the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for granting and enforcing cable television licenses. The DTI is responsible for granting, and OFTEL is responsible for enforcing, telecommunications licenses. In addition, if an operator utilizes microwave distribution systems as part of its network, such operator is required to hold a license under the Wireless Telegraphy Acts of 1949-1967. Any SMATV system covering 1,000 homes or less requires a telecommunications license, but not a cable television license, and a cable television system that covers only one building or two adjacent buildings can operate pursuant to an existing telecommunications services class license.

   By virtue of the Telecommunications Code, contained in the Telecommunications Act and included in a modified form in the telecommunications licenses of cable operators, cable operators also must comply with, and are entitled to the benefits of, the Street Works Act, the principal benefit of which is to allow cable operators the right to undertake civil construction on public roads. In addition, because the Street Works Act standardized fees for inspections of construction works by local government authorities and standardized specifications for reinstatement of property following excavation, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.

   The rights of cable operators under the Telecommunications Code are subject to planning legislation. In April 1994, a Planning Order came into force which requires planning consent for the installation, alteration or replacement of any telecommunication apparatus on, or within the land surrounding, a dwelling. There is some uncertainty as to the extent to which this new restriction will affect the development and maintenance of cable television/telephony systems.

   The cable television license held by Bell Cablemedia South Herts was issued for a 15 year period and is scheduled to expire in 2005. The telecommunications license held by Bell Cablemedia South Herts was issued for a 15 year period, which has been extended to a 23 year period, and is scheduled to expire in 2015.

Cable Television Licenses

   General. The stated policy of the ITC is that only one cable television license will be granted in each franchise area. Each such license gives the holder the right to provide television services within the franchise area using cable distribution systems and, in the case of some cable television licenses issued or renewed for 15 year periods under the Broadcasting Act, microwave distribution systems.

   National PTOs cannot currently compete directly with cable operators in providing television services because their existing telecommunications licenses generally do not allow them to convey or provide television services over their existing national systems. OFTEL and the UK Government have stated that the restrictions on conveying television signals may be reviewed as early as 1998 but that the restrictions on the provision of television programming by the national PTOs themselves will not be reviewed until at least 2001. The ITC, however, has said that in principle BT will not require a cable television license for "video-on-demand" services (i.e., transmission of an individual program to one household in response to a particular request) although the ITC will want to review the particular system used. To date BT does not provide video-on-demand services although it has announced plans to begin a pilot program in the towns of Ipswich and Colchester in 1995 and has conducted limited trials in these areas.

   Cable operators are, however, subject to competition within their franchise areas from direct reception terrestrial broadcast television, DTH satellite-delivered television operators such as BSkyB, and SMATV systems. With respect to the operation of a SMATV system within a cable operator's franchise area, the DTI has stated that cable operators will have a right of first refusal to provide a similar or superior service at a reasonable price before a new SMATV system will be permitted to begin operations, subject, among other things, to the cable operator being in compliance with its telecommunications license.

   Restrictions on Ownership. The ITC is under a duty to ensure that certain entities, including local authorities, political bodies, advertising agencies and religious bodies do not own, or otherwise participate in a manner against the public interest in, entities holding cable television licenses issued under the Cable and Broadcasting Act. Restrictions may also be imposed on cross ownership of different licensed services (including local delivery services, independent television licenses and radio services) and different media (including local and national newspapers and licensed services, such as local delivery services) operating in substantially the same franchise area. Cable television licenses issued under the Cable and Broadcasting Act continue to be substantially regulated as if the Cable and Broadcasting Act remained in force. The ownership rules are substantially similar for cable television licenses issued under the Broadcasting Act. The UK Secretary of State has wide discretion to amend the rules relating to cross media ownership and accumulations of interests in licensed services.

   The ITC may revoke any cable television license in order to enforce the restrictions on ownership contained in the Broadcasting Act. The ITC may also revoke any cable television license issued under the Cable and Broadcasting Act if any change in the nature or characteristics of the licensee, or any change in the persons having control over or interests in it, are such that, had they occurred before the granting of the license, such change would have induced the ITC to refrain from granting the license. For cable television licenses issued under the Broadcasting Act the test is one of fitness and propriety of the holder of the license. The ITC also has authority to impose fines, shorten the license period or revoke cable television licenses (subject to consultation with the DTI and OFTEL) if a cable operator fails to comply with the conditions of its cable television license or with any direction of the ITC.

   License Term and Renewals. Cable television licenses extend for a period of 15 years, and all cable television licenses, including those issued under the Cable and Broadcasting Act, are renewable under the Broadcasting Act for additional 15 year periods. An application for renewal must be made not earlier than five years prior to the expiration of the cable television license and not later than the date on which the ITC publishes a notice inviting applications for a replacement license. The ITC may refuse such application but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchised area. If an operator chooses to renew for an eight year period, it will not be required to pay the annual fees referred to below, but at the end of the eight year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below with respect to the award of a new license. If an operator chooses to renew its license for a 15 year period, it will be required to pay annually during the renewal period a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. At present, cable operators are only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs. Fees are payable annually and upon the renewal of a license. Bell Cablemedia South Herts has not yet renewed its cable television license as more than five years remain before expiration of its license.

   New cable television licenses. To date, the UK Government has granted cable television licenses for franchise areas covering approximately 15 million homes out of 22 million total homes nationally, including all major metropolitan areas. Under the Broadcasting Act, a new cable television license (called a "local delivery license") will be granted to the applicant who submits the highest cash bid (i.e., offers to pay the highest annual cash sum to the ITC during each year of the license) except where it appears to the ITC that, based on the coverage area proposed or the source of the applicant's funds, the cable television license should be awarded to another applicant. Under any new cable television licenses, operators will be required to pay annually to the ITC during the term of the license a percentage to be fixed by the ITC of the operator's cable television related revenues plus an additional amount equal to the operator's cash bid.

   Revocation of Licenses. The ITC can revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC and the ITC considers revocation to be in the public interest. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in the persons controlling or having an interest in it, the ITC can decide to revoke the license if due to such changes it would not have awarded the license under the new circumstances. With respect to licenses issued under the Broadcasting Act, the ITC can also impose fines and shorten the license period.

   Restrictions on Transfer. The Broadcasting Act permits the transfer of a license to a third party with the written consent of the ITC. The ITC has absolute discretion to refuse any proposed transfer of a license.

   Obligations of Licensees. Under the Broadcasting Act, cable television operators may carry any programming licensed under the Broadcasting Act but are responsible for ensuring that advertising included by them in their services conforms to the restrictions set forth in the codes on advertising, sponsorship and programming produced by the ITC. Both the cable television and telecommunications licenses impose obligations on the licensees to provide any information which either OFTEL or the ITC may require for purposes of exercising their statutory functions.

   Cable television pricing is subject to Bell Cablemedia South Herts' telecommunications license, which prohibits undue discrimination or preference and linked sales. Undue discrimination and preference involve a licensee unfairly favoring its business so as to place others competing with it at a significant disadvantage. The Group is also subject to general "fair trading" provisions of the Competition Act of 1980 and the Fair Trading Act 1973 (which generally prohibits anticompetitive trade practices) and Bell Cablemedia South Herts' telecommunications license requires Bell Cablemedia South Herts to furnish details of prices and changes in price to the Director General and to make such details available for public inspection. Subject to the foregoing, cable television pricing in the UK is not subject to pricing restrictions, including pricing limitations, rate of return assumptions or similar mechanisms of any kind imposed under US cable regulations.

Telecommunications Licenses

   General. The telecommunications license granted to a cable operator permits the holder to install and operate a telecommunications system over which television and other telecommunications services are provided. The telecommunications license also permits the holder to connect its system to other telecommunications systems which may include systems operated by the broadcasting authorities, satellite television delivery systems and other telecommunications systems in the UK. Although a telecommunications license is granted for a particular area, it is not exclusive and, as a result, a cable operator may compete in the provision of telephony and other telecommunications services with national PTOs, such as BT and Mercury, and other telecommunications companies in its franchise areas.

   Pursuant to its telecommunications license, a cable operator is entitled to the benefits of the Telecommunications Code, which is contained in the Telecommunications Act. The Telecommunications Code grants rights and imposes obligations in respect of the installation and maintenance of apparatus such as ducts, cables and equipment on private or public land and incorporates procedures to be used for the installation of equipment on public highways. Cable operators are generally required to enter into bonding obligations with local government authorities in order to ensure reinstatement of roads and streets in the event of the telecommunications license being terminated.

   Build Schedules. Each telecommunications license specifies the build schedule of the system which the cable operator is required to implement (by reference to the number of premises passed by specified dates) and the particular technical characteristics to which the system must adhere. It is OFTEL's responsibility to enforce compliance with the build schedules. Failure to comply with the build schedules could result in revocation of the relevant telecommunications license.

   License Term; Renewals. Telecommunications licenses that have been issued to date have been for periods of either 15 or 23 years from the date of issuance. Prior to 1992, telecommunications licenses with 23 year terms were granted only to cable operators utilizing systems with a "switched star" architecture, while all other operators received licenses with 15 year terms. Since 1992, the DTI has amended this policy and upon request has extended the terms of existing 15 year licenses to 23 years provided the cable operator's system meets certain technical requirements. It is expected that renewals of telecommunications licenses will be no less than the term of the cable television license. The Director General may modify telecommunications licenses either with the agreement of the licensee following a statutory period of public consultation or following a report of the Monopolies and Mergers Commission.

   Restrictions on Transfer. Telecommunications licenses may not be transferred. However, a change of control of an entity holding a license is allowed subject to compliance with a notification requirement. Licenses may be revoked if the change in control is deemed to be contrary to the UK's national security interests or its relations with any other country.

   Technical Requirements. The principal technical requirements for the cable television/telephony systems are contained in the telecommunications licenses, which address, among other things, technical requirements for transmissions and performance.

Telephony Operations

   Effect of the Duopoly Review. The ability of cable television operators to provide telephony services is subject to the restrictions contained in their telecommunications licenses. Following the Duopoly Review, the restriction on cable operators providing voice telephony services only as an agent for either BT or Mercury was removed, thereby enabling the cable operators to seek amendments to their licenses so as to be able to provide all forms of wired telecommunications services in their own right, including the ability to switch their own traffic. In addition, cable operators were granted the right to request that BT and Mercury provide interconnection.

   Price Regulation. Under the terms of the August 1992 Price Cap Review, BT may not increase its charges for telephony and other telecommunications services in any year by more than the amount of the increase in the domestic retail price index ("RPI") minus 7.5 percent through the end of July 1997. There is, however, a separate price restriction on leased lines. Within this limitation, BT has discretion to vary charges for separate services at rates which may exceed the overall price cap, subject to certain secondary price caps. Although rate changes must be notified to OFTEL, the rates charged by cable television/telephony operators and other PTOs (other than BT) are not required to be approved by any UK Government entity.

   Since the Duopoly Review, BT has been permitted to offer discounts to high volume users, albeit subject to several conditions. Importantly, BT is restricted in the manner in which it can offer discounted services by virtue of the obligation to charge the same prices nationally and the obligation not to show undue preference and not to exercise undue discrimination by favoring its own business to the disadvantage of competitors. For so long as this policy remains in effect, BT's ability to respond to local competition from cable operators will be restricted.

   Interconnection and Accounting Separation. The commercial viability of telephony and other telecommunications services provided by cable operators depends on their ability to connect with other telecommunications systems in a cost effective manner. Cable operators' systems must connect with systems operated by other PTOs for calls that do not originate and terminate on their system. Each holder of a public telecommunications license (including BT and Mercury as well as cable operators) is required to negotiate an interconnection agreement with any other license holder that seeks one and either party may request intervention from OFTEL if there is a failure to agree on terms. OFTEL also has the power to enforce certain obligations of any party to an interconnection agreement. In addition, BT is now required by its license to publish copies of certain details of all interconnection agreements entered into by it.

   Until the Duopoly Review, cable operators with adjoining franchises were unable to connect their networks without the involvement of BT or Mercury unless the combined areas were relatively small and the franchises were under common control. The Duopoly Review has resulted in this policy being relaxed, and the operators of adjacent cable franchises are now able to interconnect their systems irrespective of whether they are under common ownership. In addition, applications by cable operators to connect more distant franchises will also be considered by the DTI.

   In 1991 the interconnect conditions in BT's license were amended to require interconnect charges determined by OFTEL, including those of cable television/telephony operators to cover fully allocated costs of conveyance, including a full contribution to relevant overheads, a return on capital employed and, until BT ceases to be subject to restrictions on re-balancing its charges, a specific contribution in certain circumstances by other operators towards the losses incurred by BT in providing exchange lines. This specific contribution is called the access deficit contribution. "Re-balancing" means increasing exchange line rentals while decreasing call prices, to reflect better the costs of providing these services.

   The Director General may waive all or part of an access deficit contribution following an application for determination. Such waivers may until June 30, 1997 be applied to operators for their first 10 percent of market share, until they obtain a 25 percent market share, at which point they must pay to BT full access deficit contributions in respect of revenues from their entire market share. When BT's market share falls to 85 percent, then full contributions will be payable in all cases by interconnecting operators on any incremental market share loss by BT. Full contributions will also be required on all traffic arising from equal access. In the BT/Mercury Determination the Director General granted Mercury a full waiver of access deficit contribution for the first 10 percent of its share in the market in local and national calls taken together and in the market for international calls. Both decisions are expected to be reviewed. At the time of the BT/Mercury Determination the Director General published a statement of policy on the waiver of access deficit contributions. In the policy statement, he stated that waivers should be used to encourage the development of a wide range of services for the consumer to choose from, and the provisions of those services at the lowest sustainable price. He also stated that he would take three factors into account in granting waivers: (i) the desirability of granting waivers to those companies likely to encourage BT to achieve greater efficiency on a sustainable basis; (ii) maintaining maximum flexibility to meet the demands of changes in the market; and (iii) the extent to which companies will be providing competition to BT in local telephony, particularly providing services to residential customers. Trunk operators would not have high priority in relation to access deficit waivers as they would not have the high construction costs of local operators such as cable television/telephony operators, particularly those offering services primarily to residential customers.

   In July 1994, access deficit waivers were granted to eight telephone operators, including cable operators. The three cable operators will not be required to make access deficit contributions for calls made before April 1, 1996 in respect of the first 10 percent of their share of the market for national and local calls. This is subject to BT's market share not falling below 85 percent. As part of this determination, a distinct geographic market was recognized for local and national calls in an operator's licensed area. OFTEL currently does not have adequate information regarding this market, although it expects to be able to obtain such information in 1995. Waivers were also granted to Energis, ACC Long Distance UK Limited, WorldCom, COLT and MFS. OFTEL also indicated that Mercury's current waiver was unlikely to be renewed for the whole of its market share, even if such market share was below 10 percent to enable OFTEL to utilize waivers to benefit new entrants in the telephony market. Further access deficit waivers were granted to various applicants, including Bell Cablemedia South Herts, in December 1994. Such waivers cover the first 10 percent of the operators' share of its markets for national and local calls and expire on April 1, 1996. As discussed below, the system of access deficit waivers is currently being reviewed by OFTEL.

   Certain operators have also sought contributions from BT in respect of their own access deficits. Having granted waivers in respect of contributions to BT, the Director General has stated that he does not currently intend to provide for PTOs to collect contributions to their own access deficits from BT. The Director General also stated that should circumstances change such that it becomes likely that access deficit contributions will be payable to BT by those PTOs, he would reconsider this position.

   On March 8, 1994 the Director General published a new framework for interconnection charges. His statement, "Interconnection and Accounting
Separation: The Next Steps," sets out the framework for the development of new interconnection rates and accounting separation for BT and those operators interconnecting with it. The first step, which is effective immediately, stabilizes interconnection arrangements with BT based on an interconnection determination by the Director General between BT and Mercury dated December 2, 1993 (the "BT/Mercury Determination"). This stabilization covers connection charges, calculation of conveyance rates based on component costs and routing factors, access deficit contributions and waivers of access deficit contributions. A "ready reckoner" attached to the statement enables other PTOs to calculate their interconnection charges with BT. Any disputes on conveyance rates and connection charges can be referred to OFTEL, but will be determined in accordance with the BT/Mercury Determination. The second step will involve amendments to BT's license and implementation of a list of 74 standard interconnection charges, a more transparent process for relating costs to charges and accounting separation of BT's network, access and retail businesses. Work has started on determination of these charges and the necessary amendments to BT's license have been published in draft form for public consultation and amended provisions are to be advertised shortly. The third step is more long-term and involves consideration of alternative cost based interconnection charges. These include basing charges on forward looking economic costs, a form of long-run, incremental cost. Implementation of such charging would involve changes to BT's price cap.

   In December 1994, the Director General published a consultative document entitled "A Framework for Effective Competition: A Consultative Document on the Future of Interconnection and Related Issues" (the "Interconnection Document"). The Interconnection Document is intended to be followed by formal consultation on a series of possible amendments to BT's telecommunications license, including establishing standard interconnection prices and preventing unfair competition arising from changes in BT's prices. OFTEL's conclusions on the matters set out in the Interconnection Document are expected to be published in the summer of 1995.

   OFTEL's long-term goals, as set forth in the Interconnection Document, are to move toward less regulation and market-determined prices. OFTEL's goal appears to be to permit BT to negotiate its own interconnection charges with cable television/telephony providers under circumstances where such operators have gained meaningful market share (from a competitive viewpoint) and to regulate BT principally on the basis of conditions in its telecommunications license. However, the Director General stated that, although significant change is contemplated, no change will be made to BT's price cap of RPI minus
7.5 percent until the end of July 1997 (when it is due to expire) and BT's tariffs will remain geographically averaged in order to prevent BT from offering lower prices in those geographical areas where its faces local loop competition (such as areas in which cable television/telephony operators operate) than the prices it offers in areas where it faces little or no such competition.

   The Interconnection Document is divided into two parts. The first deals with possible changes to the access deficit regime and proposes four options for reform that OFTEL is considering. These are as follows:

   1. The current regime would remain the same, with local call costs and revenue added into the access account and access deficit contributions being spread evenly over all call types and with the total number of access deficit waivers that could be granted being raised.

   2. BT's charges being based on forward-looking incremental costs with access deficit payments being abolished and common costs being recovered by BT through a system of mark-ups.

   3. The same as with option 2, but also removing the constraint on the speed at which BT can increase exchange line rental charges, thus ending the access deficit regime and producing more transparent interconnection charges. This option would involve removal of the existing RPI plus 2 percent constraint on BT increasing exchange line rental charges.

   4. BT setting interconnection charges, subject to the current no undue discrimination and no unfair competition provisions in its license and a possible new general anti-competitive behavior provision.

   The second and third options appear most consistent with OFTEL's long-term objectives. The fourth option would not be implemented until after the current price cap regime runs out at the end of July 1997, while the other options could be implemented sooner.

   The second part of the Interconnection Document requests public comment on several related issues, including additional controls on anti-competitive behavior by dominant operators such as BT, the barriers to the development of sustainable competition and the need for entry assistance, the benefits and problems associated with increasing pricing flexibility for BT, residential customers and the universal service obligation, access to networks for new service providers and moving to a capacity charging basis for interconnection.

         There can be no assurance that the implementation of new interconnection arrangements as part of OFTEL's move to a new, less regulated, telecommunications environment would not have an adverse effect on Bell Cablemedia South Herts' operations.

   Equal Access. One advantage cable operators have had in the marketplace has been their ability to offer direct access to the Mercury trunk line system, whose long distance charges have historically been less than those charged by BT. At present, in most areas, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by dialing a special access code or by purchasing a special telephone receiver with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network. The Director General has commissioned a cost benefit study relating to equal access. His stated policy is to introduce true equal access whereby all providers of local telephone systems will be required to offer access to each fixed-line trunk system without discrimination between those systems. BT's and Mercury's licenses have been amended to enable OFTEL to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, the cost-benefit study begin conducted and determining that the gains will outweigh the likely costs. This will allow residential and business customers to choose between BT, Mercury and any other provider. The feasibility of introducing true equal access to trunk systems, and the time scale within which it will be introduced is difficult to estate. Operators are unlikely to request equal access while access district waivers continue to be available because, as described above, the introduction of equal access will terminate existing waivers. The introduction of equal access depends also on factors such as BT having been able to rebalance its charges and the levels of interconnection and access charges payable to BT, so that the Director General is satisfied that fair competition has been achieved. Many UK cable operators had opposed the equal access recommendations resulting from the Duopoly Review because they believed that placing BT under an obligation to provide equal access to the Mercury network would reduce the attraction of systems run by local operators (which had previously marketed their ability to offer lower costs via Mercury). There can be no assurance that the implementation of true equal access by the Director General will not adversely affect the ability of cable television/telephony operators to market their telephony services.

   Telephone Number Portability. Telephone subscribers changing their phone services to a cable television/telephony operator currently must change their phone numbers. As a result, many business subscribers use their cable/telephone lines primarily for outbound telephone calls and maintain their BT or Mercury lines for inbound calls. In order to retain a well known telephone number, BT currently does not offer customers number portability (i.e., the ability of telephone customers to retain their telephone numbers when changing telephone providers) and under its license need not do so until so directed by OFTEL. On January 13, 1994 the Director General announced plans for the introduction of number portability. In August 1994, OFTEL directed BT to provide number portability in the franchise areas of another cable operator, Videotron (other than its Winchester franchise) commencing October 7, 1994. As other operators provide OFTEL with information as to when and where they can make number portability available to BT similar directions with respect to such operators are expected to be made. The necessary technical specifications for the introduction of number portability have been settled by OFTEL's Network Interconnection Interfaces Committee. The Director General has decided that costs are to be allocated in a transparent manner and charged roughly in proportion to the benefits likely to accrue to all subscribers. He has suggested that a method of doing this would be for each operator to pay the costs of introducing number portability on its own system and for joint costs to be allocated in proportion to the relevant market shares. An amendment to BT's license which would simplify the formal procedures for introducing number portability and allow the Director General to decide on the allocation of costs, has been published for public consultation. The Director General has indicated that number portability is likely to be introduced in the geographic areas where it is technically feasible as soon as practicable.


                              ITEM 2.  PROPERTIES

   See Item 1.

                          ITEM 3.  LEGAL PROCEEDINGS

   None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II.

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

   While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 25, 1995, the approximate number of investors in the Partnership was 6,100.




                       ITEM 6.  SELECTED FINANCIAL DATA

                 South Hertfordshire United Kingdom Fund, Ltd.


                                                                  For the Years Ended
                                                                    December 31,                             From Inception
                                                  ---------------------------------------------------    ---------------------
                                                                                                          December 23, 1991 to
Income Statement Data:                                 1994               1993              1992            December 31, 1991
                                                  ---------------    --------------    --------------     --------------------
Revenues                                           $9,088,929        $2,631,555        $  302,147                $          -
Operating, General and
  Administrative Expenses                         (13,478,273)       (3,679,057)       (1,313,296)                          -
Management Fees and Allocations
  from General Partner                             (2,004,964)       (1,295,522)         (658,335)                          -
Depreciation and Amortization                      (3,064,313)       (1,999,086)         (493,766)                          -
                                                  -----------        ----------        ----------                ------------
Operating Loss                                     (9,458,621)       (4,342,110)       (2,163,250)                          -
Interest Income                                       185,472            48,896           141,382                     281,181
Interest Expense                                     (549,834)         (262,276)          (70,313)                          -
Other Expenses (net)                               (2,410,724)                -                 -                           -
Minority Interests                                  3,991,358           298,036                 -                           -
                                                  -----------        ----------        ----------                ------------
Net (Loss)/Income                                  (8,242,349)       (4,257,454)       (2,092,181)                    281,181
                                                  -----------        ----------        ----------                ------------
Net (Loss)/Income per Limited
  Partnership Unit                                    (149.06)          (145.81)          (137.79)                      45.60
Weighted Average Number of Limited
  Partnership Units Outstanding                        54,743            28,906            15,032                       6,167
Balance Sheet Data:
Total Assets                                       73,473,610        48,640,459        19,939,456                   9,547,506
Note Payable                                        4,446,268         4,055,520         1,208,000
Accounts Payable to Affiliates/Related Parties      6,028,108         2,368,948         2,045,589                     667,427
General Partner's Capital (Deficit)                  (144,921)          (62,497)          (19,922)                      1,000
Limited Partners' Capital                          34,653,115        30,078,228        14,312,432                   8,879,079
Minority Interests                                 18,553,653         8,061,163                 -                           -


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

Results of Operations

   1994 Compared to 1993

   Revenues of the Partnership increased $6,457,374 for the year ended December 31, 1994, over the similar period in 1993 from $2,631,555 in 1993 to $9,088,929 in 1994. This increase is primarily the result of an increase in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994. The South Herts System served approximately 7,200 basic cable television subscribers, 5,900 residential telephony subscribers and 100 business telephony subscribers at December 31, 1993 as compared to 14,300 basic cable television subscribers, 14,400 residential telephony subscribers and 400 business telephony subscribers at December 31, 1994.

   Operating, general and administrative expenses increased $9,799,216 for the year ended December 31, 1994 over the similar period in 1993 from $3,679,057 in 1993 to $13,478,273 in 1994. This increase is primarily due to increases in personnel costs, system maintenance and repair costs and marketing costs during 1994 as compared to 1993 which resulted from the growth in the South Herts System's size and subscriber base.

   Management fees and allocated overhead from the General Partner increased $709,442 for the year ended December 31, 1994 over the similar period in 1993 from $1,295,522 in 1993 to $2,004,964 in 1994. These increases were generally due to the increase in revenues, upon which such fees and allocations are based.

   Depreciation and amortization expense increased $1,065,227 for the year ended December 31, 1994 over the similar period in 1993 from $1,999,086 in 1993 to $3,064,313 in 1994. This increase was due to an increase in the Partnership's depreciable asset base resulting from the continuing buildout of the South Herts System.

   Interest expense increased $287,558 for the year ended December 31, 1994 over the similar period in 1993 from $262,276 in 1993 to $549,834 in 1994. This increase was generally due to the inclusion of a full year of interest costs relating to equipment leases that the Partnership entered into in the third quarter of 1993.

   Interest income increased $136,576 for the year ended December 31, 1994 over the similar period in 1993 from $48,896 in 1993 to $185,472 in 1994. This increase in interest income was the result of higher average cash balances invested during 1994 as compared to average balances invested during 1993. The higher level of cash balances resulted from the second offering of limited partnership interests, which was completed in April 1994.

   Other expenses (net) in 1994 consists primarily of the writeoff of deferred development expenditure. The writeoff resulted from a change in the Partnership's accounting policy following the BCM Acquisition to be consistent with BCM's accounting policy.

   1993 Compared to 1992

   Revenues of the Partnership increased $2,329,408 for the year ended December 31, 1993, over the similar period in 1992 from $302,147 in 1992 to $2,631,555 in 1993. This increase is primarily the result of an increase in the South Herts System's customer subscriber base due primarily to additional activated plant in 1993. The plant was activated in April 1992 and the South Herts System received its first revenues from subscribers in May 1992. The South Herts System served approximately 2,000 basic cable television subscribers at December 31, 1992 as compared to approximately 7,200 basic cable television subscribers, 5,900 residential telephony subscribers and 100 business telephony subscribers at December 31, 1993.

   Operating, general and administrative expenses increased $2,365,761 for the year ended December 31, 1993 over the similar period in 1992 from $1,313,296 in 1992 to $3,679,057 in 1993. This increase was primarily due to increases in personnel costs, programming costs and marketing costs during 1993 as compared to 1992 which resulted from the growth in the South Herts System's size and subscriber base.

   Management fees and allocated overhead from the general partner increased $637,187 for the year ended December 31, 1993, over the similar period in 1992 from $658,335 in 1992 to $1,295,522 in 1993. This increase was due to the increase in revenues, upon which such fees and allocations are based.

   Depreciation and amortization expense increased $1,505,320 for the year ended December 31, 1993 over the similar period in 1992 from $493,766 in 1992 to $1,999,086 in 1993. This increase was due to an increase in the Partnership's depreciable asset base resulting from the continuing buildout of the South Herts System.

   Interest expense increased $191,963 for the year ended December 31, 1993 over the similar period in 1992 from $70,313 in 1992 to $262,276 in 1993. This increase was primarily due to the inclusion of a full year of interest costs relating to the building loan agreement that the Partnership entered into in July 1992.

   Interest income decreased $92,486 for the year ended December 31, 1993 over the similar period in 1992 from $141,382 in 1992 to $48,896 in 1993. This decrease in interest income was the result of lower average cash balances invested during 1993 as compared to average balances invested during 1992.

Financial Condition

   The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of December 31, 1994, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

   In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc.
invested Pound Sterling3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling6,800,000 in Bell Cablemedia South Herts, of which Pound Sterling2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested Pound Sterling3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested Pound Sterling1,800,000 for 18,000 Class B shares and Jones
Intercable of South Hertfordshire, Inc. invested Pound Sterling466,800 for 4,668 Class B shares.

   On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephone operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was then indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

   On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership.
In October 1994, the Partnership invested Pound Sterling5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares.
In November 1994, the Partnership invested Pound Sterling1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner").

   During 1994, Bell Cablemedia South Herts had approximately $39,621,000 of capital expenditures. All of these expenditures were for the construction of the South Herts System and were funded from limited partner contributions and advances from affiliates. Bell Cablemedia South Herts is nearing completion of negotiations for the provision of Pound Sterling25,000,000 ($39,000,000, at an exchange rate of US$1.56 per UK pound sterling) in bank financing. If provided, the General Partner believes that such debt financing coupled with Bell Cablemedia South Herts' existing cash resources will be sufficient to fund the completion of construction and operation of the South Herts System. There can be no assurance that the proposed bank financing will be completed. If the proposed bank financing is not completed, Bell Cablemedia South Herts will be required to seek additional debt or equity financing.

   In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office headend building for Pound
Sterling800,000. This loan was repaid in March 1995. Interest on the loan was calculated at the London InterBank Office Rate ("LIBOR") plus 2 percent.

   Because the Partnership maintains its funds in US dollars but is required to reimburse the General Partner in UK pounds sterling for expenditures incurred by the General Partner for the construction and operation of the South Herts System, the Partnership may encounter currency exchange rate risks. To hedge these risks, the Partnership has entered into forward foreign exchange contracts from time to time. Through September 1994, the Partnership had purchased forward foreign exchange contracts with a blended average exchange rate of U.S. $1.68 per United Kingdom pound sterling. At December 31, 1994, the Partnership had incurred a cumulative loss of $334,980 on these forward foreign exchange contracts, which was capitalized in the investment in cable television and telecommunications properties on the Partnership's Consolidated Balance Sheet at December 31, 1994. At December 31, 1994 the Partnership did not have any open forward foreign exchange contracts.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1994 AND 1993

           AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

Reports of Independent Public Accountants. . . . . . . . . . . . . . .     32

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .     34

Consolidated Statements of Operations. . . . . . . . . . . . . . . . .     36

Consolidated Statements of Partners' Capital (Deficit). . . . . . . .      37

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .     38

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    39




                         INDEPENDENT AUDITORS' REPORT

South Hertfordshire United Kingdom Fund, Ltd.

   We have audited the accompanying balance sheet of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



TOUCHE ROSS & CO.
London, England

March 27, 1995


                              ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

South Hertfordshire United Kingdom Fund, Ltd.
(formerly Jones United Kingdom Fund, Ltd.)


We have audited the accompanying balance sheet of South Hertfordshire United Kingdom Fund, Ltd. (formerly Jones United Kingdom Fund, Ltd.) (a Colorado limited partnership) for the year ended December 31, 1993, and the related statements of operations, partners' capital (deficit) and cash flows for the two years in the period ended December 31, 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. (formerly Jones United Kingdom Fund, Ltd.) as of December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP

                                           Arthur Andersen LLP



Denver, Colorado
March 31, 1995



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31
                                                                     -----------------------------------
                             ASSETS                                      1994                    1993
                             ------                                  ----------              -----------
CASH AND CASH EQUIVALENTS                                            $  139,307              $ 9,940,929
RECEIVABLES:
   Subscriptions receivable, net of related syndication costs and sales commissions of $0 and $84,700 at December 31,
   1994 and 1993, respectively                                               --                  531,300

   Other receivables net of allowances for doubtful accounts of
   $641,694 and $51,893 at December 31, 1994 and 1993,
   respectively                                                       2,807,303                1,932,198
INVESTMENT IN CABLE TELEVISION AND
   TELECOMMUNICATIONS PROPERTIES, net of
   accumulated depreciation and amortization of $5,394,293
   and $2,368,403 at December 31, 1994 and 1993,
   respectively                                                      70,225,246               36,117,963
PREPAID EXPENSES AND OTHER ASSETS                                       301,754                  118,069
                                                                   ------------             ------------
       Total assets                                                 $73,473,610              $48,640,459
                                                                   ============             ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                 ----------------------------------
                                                                    1994               1993
                                                                 ---------------    ---------------
LIABILITIES:
   Accounts payable to affiliates
    and related parties                                          $6,028,108         $2,368,948
   Trade accounts payable                                         3,160,657          3,766,176
   Accrued liabilities                                            8,226,047          3,752,100
   Accrued loss on forward contracts                                     --             60,725
   Note payable                                                   4,446,268          4,055,520
                                                                -----------        -----------
       Total liabilities                                         21,861,080         14,003,469
                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES                                            --                 --

MINORITY INTERESTS                                               18,553,653          8,061,163
                                                                -----------        -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partner-
       Contributed capital                                            1,000              1,000
       Accumulated deficit                                         (145,921)           (63,497)
                                                                -----------        -----------
                                                                   (144,921)           (62,497)
                                                                -----------        -----------
   Limited Partners-
       Net contributed capital (56,935 and 42,170 units
        outstanding at December 31, 1994 and 1993,
        respectively)                                            48,817,997         36,083,185
       Accumulated deficit                                      (14,164,882)        (6,004,957)
                                                                -----------        -----------
                                                                 34,653,115         30,078,228
                                                                -----------        -----------
   Currency translation adjustment                               (1,449,317)        (3,439,904)
                                                                -----------        -----------

       Total partners' capital                                   33,058,877         26,575,827
                                                                -----------        -----------
       Total liabilities and partners' capital                  $73,473,610        $48,640,459
                                                                ===========        ===========


              The accompanying notes to financial statements
               are an integral part of these balance sheets.


               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Years Ended
                                                                               December 31
                                                  --------------------------------------------------------------
                                                        1994                    1993                   1992
                                                  --------------          -------------          ---------------
REVENUES                                             $9,088,929              $2,631,555              $ 302,147
COSTS AND EXPENSES:
   Operating, general and administrative            (13,478,273)             (3,679,057)            (1,313,296)
   Management fees and allocated overhead
      from the General Partner                       (2,004,964)             (1,295,522)              (658,335)
   Depreciation and amortization                     (3,064,313)             (1,999,086)              (493,766)
                                                     ----------              ----------             ----------
OPERATING LOSS                                       (9,458,621)             (4,342,110)            (2,163,250)
                                                     ----------              ----------             ----------
OTHER INCOME (EXPENSE):
   Interest income                                      185,472                  48,896                141,382
   Interest expense                                    (549,834)               (262,276)               (70,313)
   Other expenses (net)                              (2,410,724)                     --                     --
                                                     ----------              ----------             ----------
LOSS BEFORE MINORITY INTERESTS                      (12,233,707)             (4,555,490)            (2,092,181)
   Minority interests                                 3,991,358                 298,036                     --
                                                     ----------              ----------             ----------
   NET LOSS:                                        $(8,242,349)            $(4,257,454)           $(2,092,181)
                                                    ===========             ===========            ===========

ALLOCATION OF NET LOSS (Note 1):
   General Partner                                     $(82,424)               $(42,575)              $(20,922)
                                                    ===========             ===========            ===========
   Limited Partners                                 $(8,159,925)            $(4,214,879)           $(2,071,259)
                                                    ===========             ===========            ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $(149.06)               $(145.81)              $(137.79)
                                                    ===========             ===========            ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                          54,743                  28,906                 15,032
                                                    ===========             ===========            ===========


                The accompanying notes to financial statements
                   are an integral part of these statements.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                              For the Years Ended
                                                  December 31
                                ----------------------------------------------
                                     1994            1993             1992
                                --------------   -------------   -------------
GENERAL PARTNER:
 Balance, beginning of period        $(62,497)       $(19,922)         $1,000
   Net loss for period                (82,424)        (42,575)        (20,922)
                                  -----------     -----------     -----------
   Balance, end of period           $(144,921)       $(62,497)       $(19,922)
                                  ===========     ===========     ===========

LIMITED PARTNERS:
 Balance, beginning of period     $30,078,228     $14,312,432      $8,879,079
                                  -----------     -----------     -----------
   Capital contributed             14,765,000      23,166,000       8,701,000
   Less-
       Sales commissions           (1,476,500)     (2,316,600)       (870,100)
       Syndication costs             (553,688)       (868,725)       (326,288)
                                  -----------     -----------     -----------
   Net contributed capital         12,734,812      19,980,675       7,504,612
   Net loss for period             (8,159,925)     (4,214,879)     (2,071,259)
                                  -----------     -----------     -----------
   Balance, end of period         $34,653,115     $30,078,228     $14,312,432
                                  ===========     ===========     ===========

   Translation adjustment          (1,449,317)     (3,439,904)     (1,684,354)
                                  -----------     -----------     -----------
   Total partners' capital        $33,058,877     $26,575,827     $12,608,156
                                  ===========     ===========     ===========


              The accompanying notes to financial statements
                 are an integral part of these statements.




                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended
                                                                           December 31
                                                                --------------------------------------------------
                                                                --------------------------------------------------
                                                                         1994              1993              1992
                                                                --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(8,242,349)      $(4,257,454)      $(2,092,181)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Minority interests                                          (3,991,358)         (298,036)               --
       Depreciation and amortization                                3,064,313         1,999,086           493,766
       Write off of deferred development expenditures               2,487,690                --                --
       Increase in other receivables                                 (875,105)       (1,406,049)         (526,149)
       Decrease in interest receivable                                     --               664           280,517
       Increase in prepaid expenses and other
         assets                                                      (183,685)          (51,406)          (66,663)
       Decrease in accounts payable to related parties               (715,592)                -                 -
       Increase in trade accounts payable and
         accrued liabilities                                        2,670,952         2,016,788           990,773
                                                                --------------    --------------    --------------
                                                                --------------
Net cash used in operating activities                              (5,785,134)       (1,996,407)         (919,937)
                                                                --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction costs for cable television/telephony
      system                                                      (39,620,863)      (20,873,159)      (17,822,435)
   Increase in construction accounts payable                        1,136,751         2,071,107         2,439,608
                                                                --------------    --------------    --------------

Net cash used in investing activities                             (38,484,112)      (18,802,052)      (15,382,827)
                                                                --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributed capital, net of syndication costs
     and sales commissions                                         12,734,812        19,980,675         7,504,612
   Proceeds from sale of common stock by subsidiary                14,533,811                --                --
   Investment by an affiliate of the General Partner                       --         5,000,000                --
   Investment by an unaffiliated investor group                            --         3,359,199                --
   Proceeds from borrowings                                           390,748         2,993,024         1,208,000
   Decrease (increase) in net subscriptions
     receivable                                                       531,300          (434,700)           50,025
   Proceeds from shareholder loans                                  4,374,752               --                --
                                                                --------------    --------------    --------------
   Increase in accounts payable to affiliates                              --           323,359         1,378,162

Net cash provided by financing activities                          32,565,423        31,221,557        10,140,799
                                                                --------------    --------------    --------------

Effect of exchange rate changes on cash                             1,902,201        (1,755,550)       (1,684,354)
                                                                --------------    --------------    --------------

Increase (decrease) in cash and cash equivalents                   (9,801,622)        8,667,548        (7,846,319)

Cash and cash equivalents, beginning of period                      9,940,929         1,273,381         9,119,700
                                                                --------------    --------------    --------------

Cash and cash equivalents, end of period                             $139,307        $9,940,929        $1,273,381
                                                                ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                     $549,834          $262,276           $70,313
                                                                ==============    ==============    ==============



                The accompanying notes to financial statements
                   are an integral part of these statements.

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND PARTNERS' INTERESTS

   Formation and Business

   South Hertfordshire United Kingdom Fund, Ltd., formerly known as Jones United Kingdom Fund, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on December 23, 1991, pursuant to a public offering. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. Fawnspring Limited, a UK corporation, is the general partner of the Partnership (the "General Partner").

   The period of the Partnership's first public offering expired on August 15, 1992. Because the Partnership required funds beyond those raised by its first offering in order to construct and develop a franchise to own and operate the South Herts System, the General Partner, on behalf of the Partnership, sold additional interests in the Partnership during an offering period that commenced in September 1992 and ended in April 1994. As of December 31, 1994, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

   Contributed Capital

   The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of Partners Capital (Deficit). No existing limited partner is obligated to make any additional contributions to partnership capital.

   The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

   Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits and distributions will generally be allocated 75 percent to the limited partners and 25 percent to the General Partner. Interest income earned prior to the formation of the Partnership was allocated 100 percent to the limited partners.

   Investment in Subsidiary

   Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. Bell Cablemedia South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). There are approximately 94,000 homes in the franchise area, of which approximately 85,000 will be passed by the South Herts System's cable television/telephony network when construction in the franchise area is completed.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts. The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. The Partnership reimbursed Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"), at cost, for their expenses in connection with obtaining, holding and maintaining the franchise rights or licenses for the South Herts System, for capital expenditures during the period before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, and for the amount of operating and interest expenses in excess of operating receipts incurred during such period, which totalled $4,996,700. Subsequent to the Partnership's acquisition of Bell Cablemedia South Herts, additional cost reimbursements have been made to the general partner for construction costs. Partnership funds are maintained in U.S. bank accounts as protection from foreign passive income tax restrictions and are used to reimburse the general partner for the South Herts System's construction and operation. As a result of timing differences, accounts payable to affiliates, which totalled $5,340,912 at December 31, 1994, are created. Through December 31, 1994, the total amount reimbursed to fund the South Herts System's construction and development was approximately $48,800,000. As a result of the acquisition of the shares of Bell Cablemedia South Herts in 1992, it has been consolidated with the Partnership's operations.

   In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling6,800,000 in Bell Cablemedia South Herts, of which Pound Sterling2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested Pound Sterling3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling503,283 for 5,033 Class B shares. In July 1994, the Sandler Group invested Pound Sterling1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling466,800 for 4,668 Class B shares.

   On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for American Depositary Shares ("ADSs") issued by BCM in connection with a planned public offering of ADSs by BCM.

   On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership.

In October 1994, the Partnership invested Pound Sterling5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares.
In November 1994, the Partnership invested Pound Sterling1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.


(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Accounting Records

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership tax returns are also prepared on the accrual basis.

   Principles of Consolidation

   As a result of the Partnership's majority ownership of Bell Cablemedia South Herts, it has been consolidated with the Partnership's operations in the accompanying audited financial statements as of December 31, 1994, 1993 and 1992.

   Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with a maturity of three months or less.



   Currency Exchange Rates

   The costs incurred by Bell Cablemedia South Herts are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Bell Cablemedia South Herts' functional currency, translation adjustments related to recording assets and liabilities in U.S. dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in shareholder's equity. In the discretion of the General Partner, net proceeds received from the sale of Partnership interests will be converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

   Because the Partnership maintains its funds in US dollars but is required to reimburse the General Partner in UK pounds sterling for expenditures incurred by the General Partner for the construction and operation of the South Herts System, the Partnership may encounter currency exchange rate risks. To hedge these risks, the Partnership has entered into forward foreign exchange contracts from time to time. Through September 1994, the Partnership had purchased forward foreign exchange contracts with a blended average exchange rate of U.S. $1.68 per United Kingdom pound sterling. At December 31, 1994, the Partnership had incurred a cumulative loss of $334,980 on these forward foreign exchange contracts, which was capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets at December 31, 1994. For the years ended December 31, 1994 and 1993 and 1992, the losses capitalized relating to these contracts were $59,548, $28,013 and $247,419, respectively. At December 31, 1994 the Partnership did not have any open forward foreign exchange contracts.

   Property, Plant and Equipment

   Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of the main construction build (defined as the "prematurity period"), which in most cases is no longer than two years, except in major urban markets, in which case the prematurity period may be longer than two years, portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The General Partner has estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. At December 31, 1994 and 1993, the investment in the cable television and telecommunications network was comprised of $66,244,817 and $31,225,200 of cable network and other electronic equipment, $2,022,595 and $1,691,732 of freehold buildings, $1,957,834 and $814,556 of office and other equipment and $0 and $2,386,475 of capitalized development costs, respectively. As of December 31, 1994, the South Herts System had received $12,022,631 of revenue from operations and had capitalized approximately $2,784,526 of expenses. During 1994 Bell Cablemedia South Herts changed its accounting policy in respect of deferred development expenditure to be consistent with the policy adopted by the General Partner, and wrote off $2,487,690 to the consolidated statement of operations.

   Depreciation is provided on property, plant and equipment at rates which are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. For 1994 there has been a change in the assets lives to a consistent basis with those adopted by the General Partner and its affiliates. The effect of this change increased the net loss by $358,835 for the year ended December 31, 1994. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 35 years for freehold property and 4-8 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues.


   Revenue Recognition

   Subscriber prepayments will be initially deferred and recognized as revenue when earned.

   Other Receivables

   Refunds applied for of value-added taxes paid by the Partnership are recorded as other receivables on the Consolidated Balance Sheets.

(3)TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

   Consulting and Management Fees

   The General Partner, BCM or affiliates of BCM is paid a management fee by the Partnership. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The 5 percent fee is calculated and payable monthly. No additional management or consulting fees will be paid to the General Partner, BCM or affiliates of BCM by the Partnership. Consulting fees paid or payable to the General Partner (or its predecessor) by the Partnership for the years ended December 31, 1994, 1993 and 1992 were $1,008,545, $585,176 and $224,403, respectively. Of these amounts, $0, $453,502 and $209,296 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $1,008,545, $131,674 and $15,107 were expensed on the Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992, respectively.

   Distribution Ratios and Reimbursement

   Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners' capital accounts are reduced to zero; 100 percent to the General Partner until any negative balance in its capital account is reduced to zero; 99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners' capital accounts is equal to their adjusted capital contribution plus a 12 percent return; 100 percent to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

   The General Partner and its affiliates are entitled to reimbursement from the Partnership for direct and indirect expenses allocable to the operation of the Partnership and the South Herts System, which includes, but is not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1994, 1993 and 1992, reimbursement made to the General Partner (or its predecessor) for any allocable direct and indirect expenses totalled $996,419, $1,163,848 and $643,228, respectively.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 1994 and 1993 no such interest was charged to the Partnership by the General Partner or its affiliates and for the period from inception (December 23, 1991) to December 31, 1992, $252,426 of interest had been charged to the Partnership by the predecessor to the General Partner. These amounts are capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets.

(4) FINANCING

   In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest on the loan was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the years ended December 31, 1994, 1993 and 1992, the South Herts System had recorded interest expense of $81,050, $98,471 and $68,726, respectively. At December 31, 1994, the effective interest rate was 8 percent. At December 31, 1994, the amount outstanding on this loan totalled $1,043,000 when converted to U.S. dollars at the exchange rate between U.S. dollars and UK pounds sterling effective at such date. Payments due on the note payable for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are $139,067, $139,067, $139,067, $139,067,
$139,067 and $347,665.

   Bell Cablemedia South Herts is nearing completion of negotiations for the provision of Pound Sterling25,000,000, ($39,000,000, at an exchange rate of U.S. $1.56 per U.K. pound sterling) in debt financing. Such bank financing, if completed, will enable Bell Cablemedia South Herts to complete the construction of the South Herts System within the timetable set forth in the modified license and provide additional working capital. There can be no assurance that the proposed financing will be completed. If the proposed bank financing is not completed, Bell Cablemedia South Herts will be required to seek additional debt or equity financing.

(5)COMMITMENTS

   Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued by the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that issued the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995.

(6)INCOME TAXES

   Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner. There are no significant differences between taxable income and the net income reported in the Consolidated Statements of Operations.

   The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

   United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. Corporation tax is currently charged at a rate of 33 percent, with a lower rate of 25 percent applying to companies with profits of less than Pound Sterling250,000. Marginal relief applies where the profits exceed Pound Sterling250,000 but not Pound Sterling1,250,000. Such corporation will be able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. No tax benefit has been recognized in the accompanying financial statements for tax net operating losses generated by Bell Cablemedia South Herts.

(7)SUBSEQUENT EVENT

   In March 1995, bank financing to refinance Bell Cablemedia South Herts' primary office/headend building was repaid. See note 4.


            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES


   On March 20, 1995, the Partnership engaged a new auditor, Touche Ross & Co. The new auditor is already engaged by Fawnspring Limited, the general partner of the Partnership, and as such already audits the accounts of Bell Cablemedia South Herts, shares of which constitute the Partnership's primary operating assets. The efficiencies created by Touche Ross & Co.'s current relationship were the reason for their engagement and the change from the prior auditors, Arthur Andersen LLP.

   Arthur Andersen LLP resigned as auditor of the Partnership by letter dated March 20, 1995. Arthur Andersen LLP's reports on the financial statements of the Partnership for the fiscal years ended December 31, 1993 and 1992 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principal.
Moreover, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused it to make reference to the subject matter of such disagreement in connection with such reports.

   In accordance with Item 304(a)(3) of the Regulation S-K, the Partnership has furnished Arthur Andersen LLP with a copy of this report on Form 10-K and has requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether Arthur Andersen LLP agrees with the statements made by the Partnership herein, and, if not, stating the respects in which it does not agree. A copy of the letter from Arthur Andersen LLP is included as exhibit 16.1 to this filing.


                                   PART III.

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

   Name                        Age     Positions with the General Partner
  -----                       ----     ----------------------------------

   Alan Christopher Bates      52      Chairman of the Board

   William David Anderson      45      Director

   John William Sheridan       40      Director

   Peter Lyne                  40      Director

Mr. Bates has been Chairman of the Board of Directors of the General Partner since July 1994. He has been Director of BCM since April 1994 and has been Chief Executive Officer of BCM since July 1994. He was Chief Executive of Bell Cablemedia (South East) Limited for the period from May 1988 through March 1989. Earlier Mr. Bates spent five years as a consultant to various UK and international companies. Mr. Bates is a director of T2 Solutions Ltd, a computer software company, and Alderwick Peachell & Partners Limited, a
recruitment company.   In 1994, Mr. Bates was Chairman of the Cable
Communications Association.

Mr. Anderson has been a Director of the General Partner since July 1994. He was appointed a Director and Chief Financial Officer of BCM in May 1994. Prior to this he had been Vice-President, Taxation of BCE since January 1993 and Assistant Vice-President, Taxation of BCE from September 1991. From 1990 to September 1991, Mr. Anderson was an independent tax consultant, and from 1972 to 1990, he was with a major Canadian and international accounting firm.

Mr. Sheridan has been a Director of the General Partner since December 1994. He has been Chief Operating Officer of BCM since January 1, 1995. Prior to this appointment in January 1995 he was Chief Executive of Bell Cablemedia (South East) Limited for two and a half years. Previously he was Vice President of Sales and Service for Bell Canada Inc. He is currently chairman of London Interconnect and deputy chairman of the Cable Communications Association.

Mr. Lyne has been a Director of the General Partner since February 1995. He has been Managing Director, South Region of BCM since January 1995. He joined BCM in July 1994 as Managing Director, East Region. Previously he was sales director for Northern Telecom Europe and has also worked for STC and ICL.

                       ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by BCM and its affiliates and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by BCM and its affiliates to the Partnership as a direct reimbursement item. See Item 13.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

         No person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership and as disclosed in the prospectuses for the Partnership's public offerings. The General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         Jones International Securities, Ltd. ("JISL"), an affiliate of the Jones Global Funds, the former general partner, served as the dealer-manager of an offering of limited partnership interests in the Partnership during 1994 and received a fee equal to 10 percent of the gross proceeds and paid all commissions of broker-dealer firms that sell interests. Up to 9 percent of the gross proceeds paid to Jones International Securities, Ltd. was permitted to be reallowed to unaffiliated participating broker-dealer firms. For the year ended December 31, 1994, the Partnership paid fees of approximately $1,476,500 to JISL in connection with the offering. In addition the Partnership paid $553,688 in syndicate reimbursement costs.

         Pursuant to the provisions of the Partnership's limited partnership agreement, the General Partner is entitled to be paid a consulting fee by the Partnership. During the construction phases of the cable television/telephony system, this consulting fee will be 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion will be 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. No additional management or consulting fees will be paid to the General Partner or any of its affiliates. Consulting fees paid or payable by the Partnership for the year ended December 31, 1994 totalled $1,008,545.

         The General Partner is entitled to reimbursement from the Partnership for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership.

         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. No such interest charges were incurred by the Partnership for year ended December 31, 1994.

                                   PART IV.

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(a) The following documents are filed herewith as part of this report:

   1. See index to financial statements at page 31 for the list of financial statements and exhibits thereto filed as part of this report.

   2.    The following exhibits are filed herewith:

         3.1   Certificate of Limited Partnership dated December 31, 1991.

         3.2 Amendment to the Certificate of Limited Partnership dated January 31, 1995.

         4.1   Limited Partnership Agreement dated as of December 31, 1991.(1)

         4.2 Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992.

         10.1 Letter Agreement dated February 20, 1992 by and among the Partnership, its General Partner and Jones Cable Group, Ltd. regarding the transfer of beneficial ownership of Jones Cable Group of South Hertfordshire Limited to the Partnership.(1)

         10.2 The South Herts System's Cable Program License dated December 3, 1990.(1)

         10.3 The South Herts Systems's Telecommunications License dated October 15, 1990.(1)

         10.4 The South Herts System's Modification of Telecommunications License dated February 28, 1994.

         16.1 Letter from Arthur Andersen LLP regarding change in certifying accountant.

         27.1  Financial Data Schedule.


(b) Reports on Form 8-K

   The Partnership has not filed a report on Form 8-K during the last fiscal quarter of the period for which this Form 10-K is filed.

_____________________
(1) Incorporated by reference from the Form S-1 Registration Statement of the Partnership filed with the Securities and Exchange Commission (Registration No. 33-48400).


                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTH HERTFORDSHIRE UNITED
                                         KINGDOM FUND, LTD.
                                       a Colorado limited partnership

                                       By:  Fawnspring Limited,
                                             its General Partner


                                       By:  /s/ Alan C. Bates
                                           -------------------------
                                           Alan C. Bates
Date:   March 31, 1995                     Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By:  /s/ Alan C. Bates
                                           -------------------------
                                           Alan C. Bates
                                           Director of
                                           Fawnspring Limited
Dated:  March 31, 1995                     (Principal Executive Officer)


                                       By:  /s/ William D. Anderson
                                           -------------------------
                                           William D. Anderson
                                           Director of
                                           Fawnspring Limited
                                           (Principal Financial and
Dated:  March 31, 1995                     Accounting Officer)


                                       By:  /s/ John W. Sheridan
                                           -------------------------
                                           John W. Sheridan
                                           Director of
Dated:  March 31, 1995                     Fawnspring Limited


                                       By:  /s/ Peter Lyne
                                           -------------------------
                                           Peter Lyne
Dated:  March 31, 1995                     Director of Fawnspring Limited

                                 EXHIBIT INDEX


Number   Description
------   -----------

3.1      Certificate of Limited Partnership dated December 31, 1991.

3.2      Amendment to the Certificate of Limited Partnership dated
           January 31, 1995.

4.2      Amendment No. 1 to Limited Partnership Agreement dated
           October 20, 1992.

10.4     The South Herts System's Modification of Telecommunications
           License dated February 28, 1994.

16.1     Letter from Arthur Andersen LLP regarding change in certifying accountant.

27.1     Financial Data Schedule.