Form 10-Q
period 1995-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1995-05-15
CIK 857957

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

                        Commission File Number: 0-19889

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD

Exact name of registrant as specified in charter
Colorado                                                       84-1145140
State of organization                                    I.R.S. employer I.D.#

Bell Cablemedia House, Upton Road, Watford, Hertfordshire WD1 7EL, England
                   Address of principal executive office

                            011 44 1923 444000
Registrant's telephone number

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

               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                          (A Limited Partnership)


                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                    March 31,   December 31,
                                                      1995         1994
                                                    ---------   ------------
ASSETS:
CASH AND CASH EQUIVALENTS                            $529,516       $139,307

RECEIVABLES
  Other receivables                                 2,831,968      2,807,303

INVESTMENT IN CABLE TELEVISION AND
  TELECOMMUNICATIONS PROPERTIES, net
  of accumulated depreciation and amortization
  of $6,649,281 and $5,394,293 at March 31,
  1995 and December 31, 1994 respectively          74,657,420     70,225,246

PREPAID EXPENSES AND OTHER ASSETS                     527,030        301,754
                                                  -----------   ------------

         Total assets                             $78,545,934    $73,473,610


        The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                    1995          1994
                                                 -----------   -----------

LIABILITIES:
  Accounts payable to affiliates and
    related parties                              $15,063,572    $6,028,108
  Trade accounts payable                           5,416,724     3,160,657
  Accrued liabilities                              3,160,189     8,226,047
  Note payable                                     3,363,832     4,446,268
                                                 -----------    ----------
  Total liabilities                               27,004,317    21,861,080
                                                 -----------    ----------

MINORITY INTERESTS                                17,874,701    18,553,653
                                                 -----------    ----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                1,000         1,000
    Accumulated deficit                             (160,551)     (145,921)
                                                 -----------    ----------
                                                    (159,551)     (144,921)
                                                 -----------    ----------
  Limited Partners
    Net contributed capital (56,935 units outstand
      at March 31, 1995 and December 31, 1994
      respectively)                               48,817,997    48,817,997
  Accumulated deficit                            (15,613,298)   14,164,882)
                                                 -----------    ----------
                                                  33,204,699    34,653,115
                                                 -----------    ----------
Currency translation adjustment                      621,768    (1,449,317)
                                                 -----------    ----------

Total partners' capital                           33,666,916    33,058,877
                                                 -----------    ----------

Total liabilities and partners' capital          $78,545,934   $73,473,610

        The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets



               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                          (A Limited Partnership)

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the three months ended
                                                         March 31,
                                                 --------------------------
                                                    1995            1994
                                                 ----------      ----------
REVENUES                                         $3,502,416      $1,611,079

COSTS AND EXPENSES:
  Operating, general and administrative           3,826,308       2,181,196
  Management fees and allocated
    overhead from the General Partner               317,820         387,333
  Depreciation and amortization                   1,014,318         710,369
                                                -----------     -----------

OPERATING LOSS                                   (1,656,030)     (1,667,819)

OTHER INCOME (EXPENSE):
  Interest expense                                 (485,968)       (107,346)
  Interest income                                        --          50,120
                                                -----------     -----------

LOSS BEFORE MINORITY INTERESTS                   (2,141,998)     (1,725,045)

  Minority interests                                678,952         410,886
                                                -----------     -----------

NET LOSS                                        $(1,463,046)    $(1,314,159)

ALLOCATION OF NET LOSS:
  General Partner                                  $(14,630)       $(13,142)
  Limited Partners                               (1,448,416)     (1,301,017)

NET LOSS PER LIMITED PARTNERSHIP UNIT               ($25.44)         (27.00)

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                      56,935          48,189


        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                          (A Limited Partnership)

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the three months ended
                                                         March 31,
                                                 --------------------------
                                                    1995            1994
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $(1,463,046)    $(1,314,159)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Minority interests                         (678,952)      (410,886)
        Depreciation and amortization             1,014,318        710,369
        Increase in other receivables               (24,665)      (205,331)
        Increase in prepaid expenses and
          other assets                             (225,276)      (300,783)
        Decrease in accounts payable to
          related parties                          (790,088)          -
        (Decrease) increase in trade accounts
          payable and accrued liabilities        (3,762,442)       102,486
                                                -----------    -----------
  Net Cash used in operating activities          (5,930,151)    (1,418,304)
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction costs for cable television/
    telephony system                             (5,687,162)    (7,918,956)
  Increase in construction accounts payable         952,651        287,167
                                                -----------    -----------

Net cash used in investing activities            (4,734,511)    (7,631,789)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of syndication
    costs and sales commissions                       -          8,575,838
  Decrease in note payable                       (1,082,436)       (53,112)
  Increase in net subscriptions receivable            -         (1,022,925)
  Decrease in accounts payable to affiliates          -           (663,268)
  Proceeds from shareholder loans                 9,825,552           -
                                                -----------    -----------
Net cash provided by financing activities         8,743,116      6,836,533
                                                -----------    -----------
Effect of currency exchange rate changes          2,311,755        223,969
                                                -----------    -----------
Increase(decrease) in cash and cash equivalents     390,209     (1,989,591)

Cash and cash equivalents, beginning of period      139,307      9,940,929
                                                -----------    -----------
Cash and cash equivalents, end of period           $529,516     $7,951,338

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                    $560,280        $20,226
  Loss on forward contracts                        $      -        $19,390


        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.


               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD

                          (A Limited Partnership)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom
Fund, Ltd (the "Partnership"), including the notes thereto, for the year ended December 31, 1994. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 1995 and its results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.


(2)      INVESTMENT IN SUBSIDIARY

         Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London,
England (the "South Herts System").   At March 31, 1995, the network under
construction consisted of approximately 550 miles of cable plant, which passed approximately 81,500 homes. At March 31, 1995 the South Herts System's cable television subscribers totalled approximately 15,000 and the South Herts System's residential telephone customers totalled approximately 17,200. In addition, the South Herts System provided telephony services to 550 businesses in its franchise area.

         On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through March 31,1995, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling 3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling 6,800,000 in Bell Cablemedia South Herts, of which Pound
Sterling 2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested Pound Sterling 3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling 503,283 for 5,033 Class B shares. In July 1994, the Sandler Group invested Pound Sterling 1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire Inc. invested Pound Sterling 466,800 for 4,668 Class B shares.

         On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by Bell Canada International Inc. and 20 percent by Cable & Wireless plc.

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and Jones Global Funds, Inc.'s general partner interest in the Partnership. In October 1994, the Partnership invested Pound Sterling 5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling 2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested Pound Sterling 1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling 705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner"). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.

         BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 26.3 percent equity interest (as of April 5, 1995), holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.


(3)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended March 31, 1995 and 1994 were $223,870 and $140,604 respectively. Of these amounts, $0 and $60,049 were capitalized in the investment in cable television and telecommunications properties on the Unaudited Consolidated Balance Sheets and $223,870 and $80,555 were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994 respectively.

         The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 1995 and 1994, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $93,950 and $306,778 respectively.

         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 1995 and 1994, no such interest had been charged to the Partnership by the General Partner or its affiliates.


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Currency Exchange Rates

         The costs incurred by Bell Cablemedia South Herts are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Bell Cablemedia South Herts functional currency, translation adjustments related to recording assets and liabilities in U.S. dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in shareholders' equity. At the discretion of the General Partner, funds of the Partnership being held in United States dollars were converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

         Through September 1994, the Partnership purchased United Kingdom pounds sterling through forward foreign exchange contracts. The blended average exchange rate under these contracts was U.S. $1.68 per United Kingdom pound sterling. At December 31, 1994, the Partnership had incurred a cumulative loss of $334,980 on these contracts, which has been capitalized in the investment of cable television and telecommunications properties on the Consolidated Balance Sheets. There were no forward foreign exchange contracts available to the Partnership at March 31, 1995.

         Property, Plant and Equipment

         Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. The General Partner has estimated a prematurity period of three years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television/telephony are capitalized and included as a component of the investment in cable television and telecommunications properties. From inception to March 31, 1995, the South Herts System had received $15,525,047 revenue from operations and had capitalized approximately $2,784,526 of expenses.

         Depreciation is provided on property, plant and equipment at rates which are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight line basis over 5-40 years for the cable network and other electronic equipment, 35 years for freehold property and 4-8 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues.


(5)      FINANCINGS

         In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling 800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the three months ended March 31, 1995 and 1994, Bell Cablemedia South Herts had recorded interest expense of $19,439 and $20,232 respectively on this loan. In March 1995, the bank financing for the office/headend building was repaid.

         On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling 25,000,000 revolving and term loan facility maturing on December 31, 2003 (the "Facility Agreement").

         The Facility Agreement is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling 25,000,000. The availability of Facility A of Pound Sterling 16,000,000 is subject to certain conditions which have currently been satisfied and amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling 25,000,000 is subject to certain conditions including a restriction based on annualized operating cash flow, which has not currently been satisfied. Amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 2.0% to 0.75% depending on the ratio of Facility B bank debt to annualized operating cash flow.

         The Facility Agreement contains various covenants including financial covenants such as a cumulative revenue test, a homes marketed test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The Facility Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans or deferred management fees may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio (the ratio of bank debt to annualized operating cash flow) for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

         The Facility Agreement contains certain events of default including non-payment of amounts due under the Facility Agreement, breaches of representations and covenants (including financial ratios) contained in the Facility Agreement, cross-default to certain other indebtedness of Bell Cablemedia South Herts and certain bankruptcy and insolvency events.

         The obligations of Bell Cablemedia South Herts under the Facility Agreement are secured by first fixed and floating charges over all of the assets of Bell Cablemedia South Herts. In addition, there is a pledge of all of the share capital of Bell Cablemedia South Herts given by Bell Cablemedia plc and the Partnership as additional security for the facility.

         The first drawdown of Pound Sterling 11,000,000 under the Facility Agreement occurred during April 1995 and was used to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the Bell Cablemedia South Herts Facility Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


(6)      COMMITMENTS

         In October 1992, Bell Cablemedia South Herts entered into a short-term interconnection agreement with British Telecommunications plc so that it can provide both long-distance national and international telephone services. This agreement has a major review on April 1, 1997. Also, in May 1994, Bell Cablemedia South Herts entered into an interconnection agreement with Mercury Communications Limited to provide both long-distance national and international telephone services. This agreement expires April 16, 1996.

         As of March 31, 1995 approximately 87 percent of the South Herts System had been constructed. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that is responsible for enforcing the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995. At March 31, 1995, the network under construction consisted of approximately 550 miles of cable plant, passing approximately 81,500 homes, and was essentially complete, within the required time frame of the renegotiated OFTEL license agreement.


               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD

                          (A Limited Partnership)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

         BACKGROUND

         South Hertfordshire United Kingdom Fund, Ltd (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of March 31, 1995, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

         In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through March 31, 1995 the total amount invested by the Partnership was approximately $48,800,000.

         Bell Cablemedia South Herts provides a local telephone service using telephony switching equipment that it owns, and it has entered into interconnection agreements with British Telecommunications plc and Mercury Communications Limited so that it can provide local, long-distance, national and international telephone services. The interconnection agreement with British Telecommunications plc has a major review on April 1, 1997. The interconnection agreement with Mercury Communications Limited expires April 16, 1996. Testing of the telephony service started in November 1992, and the service was first offered to the South Herts System's subscribers in February 1993.

         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling 3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling 6,800,000 in Bell Cablemedia South Herts of which Pound
Sterling 2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994 the Sandler Group invested Pound Sterling 3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling 503,283 for 5,033 Class B shares. In July 1994, the Sandler Group invested Pound Sterling 1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling 466,800 for 4,668 Class B shares.

         On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs") to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by Bell Canada International Inc. and 20 percent by Cable & Wireless plc.

         On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October, 1994, the Partnership invested
Pound Sterling 5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling 2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested Pound Sterling 1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling 705,000 in Bell Cablemedia South Herts for 7,050 Class A Shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner").

         BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 26.3 percent equity interest, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.


         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 1995 the Partnership has cash balances of $40 and approximately $335,000 receivable from Bell Cablemedia South Herts, most of which will be utilized by the payment of invoices received in April/May 1995. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings.

         Bell Cablemedia South Herts. During the first three months of 1995, Bell Cablemedia South Herts had approximately $5,900,000 of capital expenditures. All of these expenditures were for the construction of the South Herts System and were principally funded by advances from affiliates of BCM. Additional capital expenditures totalling approximately $7,600,000 will be required through 1995 to continue construction of the South Herts System. Such expenditures are expected to be funded through debt financing.

         In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling 800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest was calculated at the London Interbank Offered Rate ("LIBOR") plus 2 percent. In March 1995, this loan was repaid.

         On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling 25,000,000 revolving and term loan facility maturing on December 31, 2003 (the "Facility Agreement").

         The Facility Agreement is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling 25,000,000. The availability of Facility A of Pound Sterling 16,000,000 is subject to certain conditions which have currently been satisfied and amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling 25,000,000 is subject to certain conditions including a restriction based on annualized operating cash flow, which has not currently been satisfied. Amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 2.0% to 0.75% depending on the ratio of Facility B bank debt to annualized operating cash flow.

         The Facility Agreement contains various covenants including financial covenants such as a cumulative revenue test, a homes marketed test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The Facility Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans or deferred management fees may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio (the ratio of bank debt to annualized operating cash flow) for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

         The Facility Agreement contains certain events of default including non-payment of amounts due under the Facility Agreement, breaches of representations and covenants (including financial ratios) contained in the Facility Agreement, cross-default to certain other indebtedness of Bell Cablemedia South Herts and certain bankruptcy and insolvency events.

         The obligations of Bell Cablemedia South Herts under the Facility Agreement are secured by first fixed and floating charges over all of the assets of Bell Cablemedia South Herts. In addition, there is a pledge of all of the share capital of Bell Cablemedia South Herts given by BCM and the Partnership as additional security for the facility.

         The first drawdown of Pound Sterling 11,000,000 under the Facility Agreement occurred during April 1995 and was used to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the Facility Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


         RESULTS OF OPERATIONS

         Revenues of the Partnership increased $1,891,337 for the three months ended March 31, 1995, over the corresponding period in 1994 from $1,611,079 in 1994 to $3,502,416 in 1995. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994. The South Herts System served approximately 15,000 basic cable television subscribers, 17,200 residential telephony subscribers and 550 business telephony subscribers at March 31, 1995 as compared to approximately 8,300 basic cable television subscribers, 7,800 residential telephony subscribers and 100 business telephony subscribers at March 31, 1994.

         Operating, general and administrative expenses increased $1,645,112 for the three months ended March 31, 1995 over the corresponding period in 1994 from $2,181,196 in 1994 to $3,826,308 in 1995. These increases were primarily due to increases in personnel costs, programming costs and marketing
costs during 1995 as compared to 1994.   Such increases are related to the
growth in the South Herts System's size and subscriber base.

         Management fees and allocated overhead from the General Partner reduced by $69,513 for the three months ended March 31, 1995, over the corresponding period in 1994 from $387,333 in 1994 to $317,820 in 1995. These decreases were generally due to a reduction in allocated overhead.

         Depreciation and amortization expense increased $303,949 for the three months ended March 31, 1995, over the corresponding period in 1994, from $710,369 in 1994 to $1,014,318 in 1995. These increases were due to increases in the Partnership's depreciable asset base.

         Interest expense increased by $378,622 for the three months ended March 31, 1995 over the corresponding period in 1994, from $107,346 in 1994 to $485,968 in 1995. These increases were generally due to an increase in outstanding indebtedness during the 1995 period (principally the temporary loans from BCM described above).

         Interest income fell by $50,120 for the three months ended March 31, 1995, over the corresponding period in 1994, from $50,120 in 1994 to $0 in 1995. The reduction in interest income was the result of a lack of funds available for investment during 1995 as compared to balances invested during 1994.

         Net loss increased by $148,887 for the three months ended March 31, 1995, over the corresponding period in 1994, from $1,314,159 in 1994 to $1,463,046 in 1995. The increase in net loss was due to the increase in expenses discussed above exceeding the increase in revenues.


                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   a)    Exhibits
         27.1  Financial Data Schedule

   b)    Reports on Form 8-K

         None



                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOUTH HERTFORDSHIRE UNITED
                                     KINGDOM FUND, LTD
                                   a Colorado limited partnership
                                   BY:  FAWNSPRING LIMITED
                                         Its General Partner



                                   BY:  /s/William Anderson
                                        -------------------
                                        William Anderson
                                        Director

May 15, 1995