Form 10-Q
period 1995-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1995-08-11
CIK 857957

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 2054

       (Mark One)

   [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

   For the quarterly period ended June 30, 1995.

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

   For the transition period from _____________ to _____________

                       Commission File Number:  0-19889

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

   Exact name of registrant as specified in charter
   Colorado                                                    84-1145140
   ______________________________________________________________________
   State of organization                            I.R.S. employer I.D.#

  Bell Cablemedia House, Upton Road, Watford, Hertfordshire, WD1 7EL, England
  ___________________________________________________________________________
                     Address of principal executive office

                                  011 44 1923 444000
                              ______________________________
                               Registrant's telephone number

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                            No _____
    ___

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                    June 30,      December 31,
ASSETS:                                               1995            1994
_______                                            _________      ____________

CASH AND CASH EQUIVALENTS                          $1,124,986        $139,307
RECEIVABLES
  Other receivables                                 2,853,478       2,807,303
INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of
  accumulated depreciation and amortization of 73,303,628 70,225,246 $7,532,149 and $5,394,293 at June 30, 1995
  and December 31, 1994 respectively
PREPAID EXPENSES AND OTHER ASSETS                   1,003,323         301,754
                                                  -----------     -----------
                 Total assets                     $78,285,415     $73,473,610

LIABILITIES:
  Accounts payable to affiliates and
   related parties                                $ 1,098,158     $ 6,028,108
  Trade accounts payable                            4,414,561       3,160,657
  Accrued liabilities                               3,571,835       8,226,047
  Note payable                                     21,560,946       4,446,268
                                                  -----------     -----------
  Total liabilities                                30,645,500      21,861,080
                                                  -----------     -----------

MINORITY INTERESTS                                 17,084,455      18,553,653
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                 1,000           1,000
    Accumulated deficit                              (179,919)       (145,921)
                                                  -----------     -----------
                                                     (178,919)       (144,921)
                                                  -----------     -----------
  Limited Partners
    Net contributed capital (56,935 units
      outstanding at June 30, 1995 and
      December 31,1994, respectively)              48,817,997      48,817,997

  Accumulated deficit                             (17,530,709)    (14,164,882)
                                                  -----------     -----------
                                                   31,287,288      34,653,115
                                                  -----------     -----------
Currency translation adjustment                      (552,909)     (1,449,317)
                                                  -----------     -----------
Total partners' capital                            30,555,460      33,058,877
                                                  -----------     -----------
Total liabilities and partners' capital           $78,285,415     $73,473,610


       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the three months ended            For the six months ended
                                                               June 30,                             June 30,
                                                    -----------------------------        ----------------------------
                                                      1995               1994               1995              1994
                                                    ----------         ----------        ----------        ----------
REVENUES                                            $3,966,334         $1,977,871        $7,468,750        $3,588,950
COSTS AND EXPENSES:
  Operating, general and administrative              3,966,883          3,205,602         7,793,191         5,386,798
  Management fees and allocated
    overhead from the General Partner                1,093,305            356,288         1,411,125           743,621
  Depreciation and amortization                      1,058,255            808,182         2,072,573         1,518,551
                                                   -----------         ----------        ----------        ----------
OPERATING LOSS                                      (2,152,109)        (2,392,201)       (3,808,139)       (4,060,020)
OTHER INCOME (EXPENSE):
  Interest expense                                    (574,916)          (224,422)       (1,060,884)         (331,768)
  Interest income                                           --             73,046                             123,166
                                                   -----------         ----------        ----------        ----------
LOSS BEFORE MINORITY                                (2,727,025)        (2,543,577)       (4,869,023)       (4,268,622)
INTERESTS
  Minority interests                                   790,246            624,677         1,469,198         1,035,563
                                                   -----------         ----------        ----------        ----------
NET LOSS                                           $(1,936,779)       $(1,918,900)      $(3,399,825)      $(3,233,059)
ALLOCATION OF NET LOSS:
  General Partner                                     $(19,368)          $(19,189)         $(33,998)         $(32,331)
  Limited Partners                                 $(1,917,411)       $(1,899,711)      $(3,365,827)      $(3,200,728)
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $(33.68)           $(33.38)          $(59.12)          $(60.91)
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                56,935             56,912            56,935            52,550
  UNITS OUTSTANDING



        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the six months ended
                                                                              June 30,
                                                                    -------------------------------
                                                                        1995               1994
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(3,399,825)       $(3,233,059)
Adjustments to reconcile net loss
to net cash used in operating activities:
  Minority interests                                                 (1,469,198)        (1,035,563)
  Depreciation and amortization                                       2,072,573          1,518,551
  Increase in other receivables                                         (46,175)          (370,130)
  Increase in prepaid expenses and other assets                        (701,569)           (84,111)
  Decrease in accounts payable to related parties                      (952,354)                --
  (Decrease) increase in trade accounts payable and
    accrued liabilities                                              (1,734,319)         1,856,066
                                                                    -----------        -----------
     Net cash used in operating activities                           (6,230,867)        (1,348,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system        (6,882,227)       (18,589,010)
                                                                    -----------        -----------
     Net cash used in investing activities                           (6,882,227)       (18,589,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of syndication costs and sales                    --         12,734,812
    commissions
  Increase (decrease) in borrowings                                  17,114,678            (48,909)
  Decrease in net subscriptions receivable                                   --            531,300
  Decrease in accounts payable to affiliates                                 --         (2,368,948)
  Repayment of shareholder loans                                     (3,977,596)                --
  Proceeds from sale of common stock by subsidiary                           --          5,538,326
                                                                    -----------        -----------
     Net cash provided by financing activities                       13,137,082         16,386,581
Effect of currency exchange rate changes                                961,691          1,649,084
                                                                    -----------        -----------
Increase (decrease) in cash and cash equivalents                        985,679         (1,901,591)
Cash and cash equivalents, beginning of period                          139,307          9,940,929
                                                                    -----------        -----------
Cash and cash equivalents, end of period                             $1,124,986         $8,039,338
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                          $795,031            $40,338

        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1994. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 1995 and its results of operations and cash flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 1995, the network under construction consisted of approximately 550 miles of cable plant, which passed approximately 81,500 homes. At June 30, 1995 the South Herts System's cable television subscribers totalled approximately 16,500 and the South Herts System's residential telephony customers totalled approximately 18,600. In addition, the South Herts System provided telephony services to 610 businesses in its franchise area. Changes to Bell Cablemedia South Herts' systems for collecting period end statistics have resulted in a one-off downward adjustment of 1,003 residential telephony customers, which is incorporated in the number of telephony customers above.

On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through June 30, 1995, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling6,800,000 in Bell Cablemedia South Herts, of which Pound Sterling2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested Pound Sterling3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling503,283 for 5,033 Class B shares. In July 1994, the Sandler Group invested Pound Sterling1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire Inc. invested Pound Sterling466,800 for 4,668 Class B shares.

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

BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 26.2 percent equity interest, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended June 30, 1995 and 1994 were $241,738 and $115,840 respectively. Of these amounts, $0 and $16,947 were capitalized in the investment in cable television and telecommunications properties on the Unaudited Consolidated Balance Sheets and $241,744 and $98,893 were expensed on the Unaudited Consolidated Statements of Operations for the three months ended June 30, 1995 and 1994 respectively.

Consulting fees paid or payable by Bell Cablemedia South Herts for the six months ended June 30, 1995 and 1994 were $465,432 and $213,342 respectively. Of these amounts $0 and $33,894 were capitalized in the investment in cable television and telecommunications properties on the Unaudited Consolidated Balance Sheets and $465,432 and $179,448 were expensed on the Unaudited Consolidated Statements of Operations for the six months ended June 30, 1995 and 1994 respectively.

The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1995 and 1994, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $585,300 and $257,395 respectively. During the six months ended June 30, 1995 and 1994, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $679,426 and $564,173, respectively.

In connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan credit facility agreement entered into in April 1995, and described in section (5) below, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The fee was allocated between the investors in Bell Cablemedia South Herts in proportion to their shareholding. The Partnership's share of this fee amounted to $266,267.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and six months ended June 30, 1995 and 1994, no such interest had been charged to the Partnership by the General Partner or its affiliates.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Currency Exchange Rates

The costs incurred by Bell Cablemedia South Herts are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Bell Cablemedia South Herts functional currency, translation adjustments related to recording assets and liabilities in United States dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in shareholders' equity. At the discretion of the General Partner, funds of the Partnership being held in United States dollars were converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

Through September 1994, the Partnership purchased United Kingdom pounds sterling through forward foreign exchange contracts. The blended average exchange rate under these contracts was United States $1.68 per United Kingdom pound sterling. At December 31, 1994, the Partnership had incurred a cumulative loss of $334,980 on these contracts, which has been capitalized in the investment of cable television and telecommunications properties on the Consolidated Balance Sheets. There were no forward foreign exchange contracts available to the Partnership at June 30, 1995.

Property, Plant and Equipment

Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. The General Partner has estimated a prematurity period of three years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television/telephony are capitalized and included as a component of the investment in cable television and telecommunications properties. From inception to June 30, 1995, the South Herts System had received $19,491,381 revenue from operations and had capitalized approximately $2,784,526 of expenses.

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

(5) FINANCINGS

In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the three months ended June 30, 1995 and 1994, Bell Cablemedia South Herts had recorded interest expense of $0 and $20,106 respectively on this loan. In March 1995, the bank financing for the office/headend building was repaid. For the six months ended June 30, 1995 and 1994, Bell Cablemedia South Herts had recorded interest expense of $19,439 and $40,338 respectively on this loan.

On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003.
The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have not currently been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts.

The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a homes marketed test, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

The South Herts Credit Agreement contains certain events of default, including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of Bell Cablemedia South Herts, certain bankruptcy and insolvency events and certain changes of ownership.

The obligations of Bell Cablemedia South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of Bell Cablemedia South Herts. In addition, there is a pledge of all of the share capital of Bell Cablemedia South Herts given by Bell Cablemedia plc and the Partnership as additional security for the facility.

Drawdowns of Pound Sterling11,600,000 have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

(6) COMMITMENTS

In October 1992, Bell Cablemedia South Herts entered into a short-term interconnection agreement with British Telecommunications plc so that it can provide both long-distance national and international telephony services. This agreement has a major review on April 1, 1997. Also, in May 1994, Bell Cablemedia South Herts entered into an interconnection agreement with Mercury Communications Limited to provide both long-distance national and international telephony services. This agreement expires April 16, 1996.

As of June 30, 1995 approximately 87 percent of the homes in the South Herts System had been passed with cable. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that is responsible for enforcing the license. On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995. At June 30, 1995, the network under construction consisted of approximately 550 miles of cable plant, passing approximately 81,500 homes, and was essentially complete, within the required time frame of the renegotiated OFTEL license agreement.


                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND

South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of June 30, 1995, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through June 30, 1995 the total amount invested by the Partnership was approximately $48,800,000.

Bell Cablemedia South Herts provides a local telephony service using telephony switching equipment that it owns, and it has entered into interconnection agreements with British Telecommunications plc and Mercury Communications Limited so that it can provide local, long-distance, national and international telephony services. The interconnection agreement with British Telecommunications plc has a major review on April 1, 1997. The interconnection agreement with Mercury Communications Limited expires April 16, 1996. Testing of the telephony service started in November 1992, and the service was first offered to the South Herts System's subscribers in February 1993.

In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest Pound Sterling6,800,000 in Bell Cablemedia South Herts of which Pound Sterling2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994 the Sandler Group invested Pound Sterling3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling503,283 for 5,033 Class B shares. In July 1994, the Sandler Group invested Pound Sterling1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested Pound Sterling466,800 for 4,668 Class B shares.

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

On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership.
In October, 1994, the Partnership invested Pound Sterling5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares.
In November 1994, the Partnership invested Pound Sterling1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling705,000 in Bell Cablemedia South Herts for 7,050 Class A Shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM.

BCM, through its majority-owned subsidiaries and the companies in which it holds minority interests, including Videotron Holdings Plc, in which BCM owns a 26.2 percent equity interest, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 1995 the Partnership had a receivable from BCM of approximately $100,000 but current liabilities of approximately $170,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings.

Bell Cablemedia South Herts. During the first six months of 1995, Bell Cablemedia South Herts had approximately $5,200,000 of capital expenditures. All of these expenditures were for the construction of the South Herts System and were principally funded by borrowings.

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

On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003.
The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have not currently been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts.

The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a homes marketed test, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

The South Herts Credit Agreement contains certain events of default including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of Bell Cablemedia South Herts, certain bankruptcy and insolvency events and certain changes of ownership.

The obligations of Bell Cablemedia South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of Bell Cablemedia South Herts. In addition, there is a pledge of all of the share capital of Bell Cablemedia South Herts given by BCM and the Partnership as additional security for the facility.

Drawdowns of Pound Sterling11,600,000 have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

Revenues of the Partnership increased $1,988,463 for the three months ended June 30, 1995, over the corresponding period in 1994 from $1,977,871 in 1994 to $3,966,334 in 1995. Revenues of the Partnership increased $3,879,800 for the six months ended June 30, 1995, over the similar period in 1994, increasing from $3,588,950 in 1994 to $7,468,750 in 1995. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994 and 1995. The South Herts System served approximately 16,500 basic cable television subscribers, 18,600 residential telephony subscribers and 610 business telephony subscribers at June 30, 1995 as compared to approximately 10,400 basic cable television subscribers, 9,100 residential telephony subscribers and 100 business telephony subscribers at June 30, 1994. Changes to Bell Cablemedia South Herts' systems for collecting period end statistics have resulted in a one-off downward adjustment of 1,003 residential telephony customers, which is incorporated in the number of telephony customers at June 30, 1995 above.

Operating, general and administrative expenses increased $761,281 for the three months ended June 30, 1995 over the corresponding period in 1994 from $3,205,602 in 1994 to $3,966,883 in 1995. Operating, general and administrative expenses increased $2,406,393 for the six months ended June 30, 1995 over the corresponding period in 1994 from $5,386,798 in 1994 to $7,793,191 in 1995. These increases were primarily due to increases in personnel costs, programming costs and marketing costs during 1995 as compared to 1994. Such increases are related to the growth in the South Herts System's size and subscriber base.

Management fees and allocated overhead from the General Partner increased by $737,017 for the three months ended June 30, 1995, over the corresponding period in 1994 from $356,288 in 1994 to $1,093,305 in 1995. Management fees and allocated overhead from the General Partner increased by $667,504 for the six months ended June 30, 1995 over the similar period in 1994 from $743,621 in 1994 to $1,411,125 in 1995. These increases were generally due to an increase in allocated overhead and the payment of a $266,267 financing fee in connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan credit facility agreement entered into in April 1995.

Depreciation and amortization expense increased $250,073 for the three months ended June 30, 1995, over the corresponding period in 1994, from $808,182 in 1994 to $1,058,255 in 1995. Depreciation and amortization expense increased $554,022 for the six months ended June 30, 1995 over the similar period in 1994 from $1,518,551 in 1994 to $2,072,573 in 1995. These increases were due to increases in the Partnership's depreciable asset base.

Interest expense increased by $350,494 for the three months ended June 30, 1995 over the corresponding period in 1994, from $224,422 in 1994 to $574,916 in 1995. Interest expense increased $729,116 for the six months ended June 30, 1995 over the similar period in 1994 from $331,768 in 1994 to $1,060,884 in 1995. These increases were generally due to an increase in outstanding indebtedness during the 1995 period.

Interest income fell by $73,046 for the three months ended June 30, 1995, over the corresponding period in 1994, from $73,046 in 1994 to $0 in 1995.
Interest income fell by $123,166 for the six months ended June 30, 1995, over the corresponding period in 1994, from $123,166 in 1994 to $0 in 1995. The reduction in interest income was the result of a lack of funds available for investment during 1995 as compared to balances invested during 1994.

Net loss increased by $17,879 for the three months ended June 30, 1995, over the corresponding period in 1994, from $1,918,900 in 1994 to $1,936,779 in 1995. Net loss increased by $166,766 for the six months ended June 30, 1995, over the corresponding period in 1994, from $3,233,059 in 1994 to $3,399,825 in 1995. The increase in net loss was due to the increase in expenses discussed above exceeding the increase in revenues.




                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits
      27 Financial Data Schedule

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

                                          SOUTH HERTFORDSHIRE UNITED
                                            KINGDOM FUND, LTD.
                                          a Colorado limited partnership

                                          BY:  FAWNSPRING LIMITED
                                              __________________________
                                               Its General Partner



                                          BY:  /s/ William Anderson
                                               _________________________
                                               William Anderson
                                               Director



August 11, 1995.