Form 10-Q
period 1995-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1995-11-07
CIK 857957

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995.

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

  Bell Cablemedia House, Upton Road, Watford, Hertfordshire, WD1 7EL, England
                     Address of principal executive office

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
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,      December 31,
                                                                                1995              1994
                                                                     ---------------    --------------
ASSETS:
-------

CASH AND CASH EQUIVALENTS                                                   $780,055          $139,307

RECEIVABLES
  Other receivables                                                        4,158,105         2,807,303

INVESTMENT IN CABLE TELEVISION AND                                        73,827,210        70,225,246
TELECOMMUNICATIONS PROPERTIES, net of
  accumulated depreciation and amortization of
  $8,561,326 and $5,394,293 at September 30, 1995
  and December 31, 1994 respectively

PREPAID EXPENSES AND OTHER ASSETS                                          1,132,398           301,754
                                                                     ---------------    --------------
                 Total assets                                            $79,897,768       $73,473,610
LIABILITIES:
  Accounts payable to affiliates and related parties                      $1,015,169        $6,028,108
  Trade accounts payable                                                   3,075,647         3,160,657
  Accrued liabilities                                                      5,782,304         8,226,047
  Note payable                                                            25,060,885         4,446,268
                                                                      --------------    --------------
  Total liabilities                                                       34,934,005        21,861,080
                                                                      --------------    --------------

MINORITY INTERESTS                                                        16,522,194        18,553,653
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                        1,000             1,000
    Accumulated deficit                                                     (196,303)         (145,921)
                                                                       --------------    --------------
                                                                            (195,303)         (144,921)
                                                                       --------------    --------------
  Limited Partners
    Net contributed capital (56,935 units outstanding                     48,817,997        48,817,997
      at September 30, 1995 and December 31, 1994,
      respectively)
  Accumulated deficit                                                    (19,152,676)      (14,164,882)
                                                                       --------------    --------------
                                                                          29,665,321        34,653,115
                                                                       --------------    --------------
Currency translation adjustment                                          (1,028,449)        (1,449,317)
                                                                       --------------    --------------
Total partners' capital                                                   28,441,569        33,058,877
                                                                       --------------    --------------
Total liabilities and partners' capital                                  $79,897,768       $73,473,610

       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the three months ended              For the nine months ended
                                                       September 30,                          September 30,
                                               ------------------------------------    -----------------------------------
                                                     1995                1994                1995               1994
                                               ----------------    ----------------    ----------------    ---------------

REVENUES                                            $4,375,399          $2,298,873         $11,844,149         $5,887,823

COSTS AND EXPENSES:
  Operating, general and administrative              4,412,595           3,938,301          12,205,786          9,325,099
  Management fees and allocated
    overhead from the General Partner                  703,291             393,968           2,114,416          1,137,589
  Depreciation and amortization                      1,088,512             918,838           3,161,085          2,437,389
                                               ----------------    ----------------    ----------------    ---------------

OPERATING LOSS                                      (1,828,999)         (2,952,234)         (5,637,138)        (7,012,254)

OTHER INCOME (EXPENSE):
  Interest expense                                    (598,950)             (5,950)         (1,659,834)          (337,718)
  Interest income                                           -               53,426                  -             176,592
                                               ----------------    ----------------    ----------------    ---------------

LOSS BEFORE MINORITY INTERESTS                      (2,427,949)         (2,904,758)         (7,296,972)        (7,173,380)
  Minority interests                                   789,598           1,319,987           2,258,796          2,355,550
                                               ----------------    ----------------    ----------------    ---------------

NET LOSS                                           $(1,638,351)        $(1,584,771)        $(5,038,176)       $(4,817,830)
ALLOCATION OF NET LOSS:
  General Partner                                     $(16,384)           $(15,848)           $(50,382)          $(48,178)
  Limited Partners                                 $(1,621,967)        $(1,568,923)        $(4,987,794)       $(4,769,652)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $(28.49)            $(27.56)            $(87.61)           $(88.31)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                56,935              56,935              56,935             54,012
  UNITS OUTSTANDING


      The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.


               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                          (A Limited Partnership)

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               For the nine months ended
                                                                                                  September 30,
                                                                                     -----------------------------------
                                                                                                 1995               1994
                                                                                     ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(5,038,176)       $(4,817,830)
Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interests                                                                      (2,258,796)        (2,355,550)
  Depreciation and amortization                                                            3,161,085          2,437,389
  Increase in other receivables                                                           (1,350,802)          (608,764)
  Increase in prepaid expenses and other assets                                             (830,644)           (47,094)
  Decrease in accounts payable to related parties                                           (638,184)                --
 Increase in trade accounts payable and accrued liabilities                                 156,937           2,420,339
                                                                                     ----------------    ---------------
     Net cash used in operating activities                                                (6,798,580)        (2,971,510)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction payments for cable television/telephony system                             (9,454,687)       (29,004,642)
                                                                                     ----------------    ---------------
     Net cash used in investing activities                                                (9,454,687)       (29,004,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of syndication costs and sales
    commissions                                                                                   -          12,734,812
  Increase (decrease) in borrowings                                                       20,614,617           (148,704)
  Decrease in net subscriptions receivable                                                        -             531,300
  Increase in accounts payable to affiliates                                                      -             709,711
  Repayment of shareholder loans                                                          (4,374,755)                --
  Proceeds from sale of common stock by subsidiary                                                -           8,797,191
                                                                                     ----------------    ---------------
     Net cash provided by financing activities                                            16,239,862         22,624,310
                                                                                     ----------------    ---------------
Effect of currency exchange rate changes                                                     654,153          3,284,519
Increase (decrease) in cash and cash equivalents                                             640,748         (6,067,323)
Cash and cash equivalents, beginning of period                                               139,307          9,940,929
                                                                                     ----------------    ---------------
Cash and cash equivalents, end of period                                                    $780,055         $3,873,606

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                             $1,251,094           $322,995

        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1994. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 1995 and its results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 1995, the network under construction consisted of approximately 550 miles of cable plant, which passed approximately 82,600 homes. At September 30, 1995 the South Herts System's cable television subscribers totalled approximately 17,700 and the South Herts System's residential telephony customers totalled approximately 20,100. In addition, the South Herts System provided telephony services to 700 businesses in its franchise area.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through September 30, 1995, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee is 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended September 30, 1995 and 1994 were $305,069 and $208,023 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994 respectively.

   Consulting fees paid or payable by Bell Cablemedia South Herts for the nine months ended September 30, 1995 and 1994 were $770,501 and $423,401 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994 respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1995 and 1994, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $398,222 and $185,945 respectively. During the nine months ended September 30, 1995 and 1994, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,077,648 and $714,188, respectively.

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

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and nine months ended September 30, 1995 and 1994, no such interest had been charged to the Partnership by the General Partner or its affiliates.

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

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the nine months ended September 30, 1995 was $1.59 per United Kingdom pound sterling and the closing exchange rate at September 30, 1995 was $1.58 per United Kingdom pound sterling.

   Through September 1994, the Partnership purchased United Kingdom pounds sterling through forward foreign exchange contracts. The blended average exchange rate under these contracts was United States $1.68 per United Kingdom pound sterling. At December 31, 1994, the Partnership had incurred a cumulative loss of $334,980 on these contracts, which has been capitalized in the investment of cable television and telecommunications properties on the Consolidated Balance Sheets. There were no forward foreign exchange contracts available to the Partnership at September 30, 1995.

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

(5) FINANCINGS

   In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the three months ended September 30, 1995 and 1994, Bell Cablemedia South Herts had recorded interest expense of $0 and $34,152 respectively on this loan. In March 1995, the bank financing for the office/headend building was repaid. For the nine months ended September 30, 1995 and 1994, Bell Cablemedia South Herts had recorded interest expense of $19,439 and $74,886 respectively on this loan.

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

   Drawdowns of Pound Sterling14.0 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

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

   As of September 30, 1995 approximately 88 percent of the homes in the South Herts System had been passed with cable. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that is responsible for enforcing the license.
On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995. At September 30, 1995, the network under construction consisted of approximately 550 miles of cable plant, passing approximately 82,600 homes, and was essentially complete, within the required time frame of the renegotiated OFTEL license agreement.


                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND

   South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of September 30, 1995, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

   In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through September 30, 1995 the total amount invested by the Partnership was approximately $48,800,000.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 1995 the Partnership had a receivable from BCM of approximately $30,000 but current liabilities of approximately $160,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings.

   Bell Cablemedia South Herts. During the first nine months of 1995, Bell Cablemedia South Herts had approximately $6,800,000 of capital expenditures. All of these expenditures were for the construction of the South Herts System and were principally funded by borrowings.

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

   Drawdowns of Pound Sterling14.0 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $2,076,526 for the three months ended September 30, 1995, over the corresponding period in 1994 from $2,298,873 in 1994 to $4,375,399 in 1995. Revenues of the Partnership increased $5,956,326 for the nine months ended September 30, 1995, over the similar period in 1994, increasing from $5,887,823 in 1994 to $11,844,149 in 1995. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994 and 1995. The South Herts System served approximately 17,700 basic cable television subscribers, 20,100 residential telephony subscribers and 700 business telephony subscribers at September 30, 1995 as compared to approximately 11,700 basic cable television subscribers, 11,800 residential telephony subscribers and 300 business telephony subscribers at September 30, 1994.

   Operating, general and administrative expenses increased $474,294 for the three months ended September 30, 1995 over the corresponding period in 1994 from $3,938,301 in 1994 to $4,412,595 in 1995. Operating, general and administrative expenses increased $2,880,687 for the nine months ended September 30, 1995 over the corresponding period in 1994 from $9,325,099 in 1994 to $12,205,786 in 1995. These increases were primarily due to increases in personnel costs, programming costs and marketing costs during 1995 as compared to 1994. Such increases are related to the growth in the South Herts System's size and subscriber base.

   Management fees and allocated overhead from the General Partner increased by $309,323 for the three months ended September 30, 1995 over the corresponding period in 1994 from $393,968 in 1994 to $703,291 in 1995. Management fees and allocated overhead from the General Partner increased by $976,827 for the nine months ended September 30, 1995 over the similar period in 1994 from $1,137,589 in 1994 to $2,114,416 in 1995. These increases were generally due to an increase in allocated overhead and the payment of a $266,267 financing fee in connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan credit facility agreement entered into in April 1995.

   Depreciation and amortization expense increased $169,674 for the three months ended September 30, 1995, over the corresponding period in 1994, from $918,838 in 1994 to $1,088,512 in 1995. Depreciation and amortization expense increased $723,696 for the nine months ended September 30, 1995 over the similar period in 1994 from $2,437,389 in 1994 to $3,161,085 in 1995. These increases were due to increases in the Partnership's depreciable asset base.

   Interest expense increased by $593,000 for the three months ended September 30, 1995 over the corresponding period in 1994, from $5,950 in 1994 to $598,950 in 1995. Interest expense increased $1,322,116 for the nine months ended September 30, 1995 over the similar period in 1994 from $337,718 in 1994 to $1,659,834 in 1995. These increases were generally due to an increase in outstanding indebtedness during the 1995 period.

   Interest income fell by $53,426 for the three months ended September 30, 1995, over the corresponding period in 1994, from $53,426 in 1994 to $0 in 1995. Interest income fell by $176,592 for the nine months ended September 30, 1995, over the corresponding period in 1994, from $176,592 in 1994 to $0 in 1995. The reduction in interest income was the result of a lack of funds available for investment during 1995 as compared to balances invested during 1994.

   Net loss increased by $53,580 for the three months ended September 30, 1995, over the corresponding period in 1994, from $1,584,771 in 1994 to $1,638,351 in 1995. Net loss increased by $220,346 for the nine months ended September 30, 1995, over the corresponding period in 1994, from $4,817,830 in 1994 to $5,038,176 in 1995. The increase in net loss was due to the increase in expenses discussed above exceeding the increase in revenues.



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

                                             SOUTH HERTFORDSHIRE UNITED
                                               KINGDOM FUND, LTD.
                                             a Colorado limited partnership
                                             BY:  FAWNSPRING LIMITED
                                                   Its General Partner



                                             BY:  /s/ William Anderson
                                                 ------------------------
                                                 William Anderson
                                                 Director






November 7, 1995.