Form 10-K
period 1995-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1996-03-29
CIK 857957

==============================================================================
                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

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


                                                 South Hertfordshire
                                               United Kingdom Fund, Ltd.
           Colorado                                  #84-1145140
      (State of Organization)              (IRS Employer Identification No.)

      Bell Cablemedia House,
       Upton Road, Watford,
  Hertfordshire WD1 7EL, England                    011-44-1923-444-000
(Address of principal executive                 (Registrant's telephone
     office and Zip Code)                       no. including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229 405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

DOCUMENTS INCORPORATED BY REFERENCE:
None



                               TABLE OF CONTENTS
                                                                          Page


PART I.
ITEM 1.  BUSINESS..........................................................  3
ITEM 2.  PROPERTIES........................................................ 22
ITEM 3.  LEGAL PROCEEDINGS................................................. 22
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 22

PART II.
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS................................ 22
ITEM 6.  SELECTED FINANCIAL DATA........................................... 23
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................... 24
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 29
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................... 45

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 46
ITEM 11.  EXECUTIVE COMPENSATION........................................... 46
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................. 47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 47

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K............................................ 48

Signatures..................................................................49

Exhibit Index...............................................................50

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

      On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Bell Cablemedia South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London (the "South Herts System.") The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Bell Cablemedia South Herts, costs reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation. Through December 31, 1995, the total amount reimbursed to fund the South Herts System's construction and development totaled approximately $48,800,000.

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

      BCM, through its majority-owned subsidiaries and its interests in Bell Cablemedia South Herts and Videotron Holdings Plc ("Videotron"), in which BCM owns a 26.2% equity interest, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.

                            The South Herts System

Franchise Area

      The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefitted from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which approximately 84,000 have been passed by the South Herts System cable television/telephony network now that construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

      The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

      Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, after the announcement of the results of the Duopoly Review (see "Regulation") and the resulting potential for cable-based telephony, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of February 29, 1996, approximately 84,000 homes, or 89 percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At February 29, 1996, Bell Cablemedia South Herts serviced approximately 18,800 basic cable television subscribers, 21,900 residential telephony lines and 850 business telephony subscribers.

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

      Cable Television Services. Bell Cablemedia South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming such as Channel One and the Performance Channel, and premium packages, which are based on sporting events and films.

      Residential Telephony Services. Bell Cablemedia South Herts offers local and long distance telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling and itemized billing.

      Business Telecommunications Services. Bell Cablemedia South Herts offers businesses a range of services alongside telephony, including fax, private circuits and virtual private networks.

      Future Services. Bell Cablemedia South Herts' broadband networks have been designed to enable it to provide customers with a wide range of advanced interactive and integrated entertainment, telecommunications and information services, including pay-per-view programming. Services likely to be made available to customers during 1996 include voicemail, CLASS services, flexible viewing (which includes pay-per-view services) and Internet access.

      Bell Cablemedia South Herts intends offering its customers a program of pay-per-view events, which started with the World Heavyweight Championship boxing match between Mike Tyson and Frank Bruno in March 1996, the first time such a pay-per-view event was made available to cable or DTH subscribers in the UK.

      Bell Cablemedia South Herts also has the opportunity to deploy Videoway services throughout its franchise. Videoway is an interactive multi-media system, currently offered only by Videotron, which provides subscribers with a wide variety of entertainment, educational and informational services and programming that are not offered by terrestrial broadcast channels or DTH television providers. Videoway's information services and games have consistently ranked among the most popular cable television services in customer surveys conducted by Videotron in its franchise areas.

      Other interactive and integrated services which may be offered by Bell Cablemedia South Herts in the future include the following:

            Near video-on-demand ("NVOD"). Individual subscribers would select from a range of channels sharing film, event and sports programming available at start times staggered between three and 30 minutes apart. The programming selected would be transmitted over the network but delivered in viewable form only to the particular subscriber requesting the program, on a pay-per-view basis. Such a service would provide the subscriber with a wide choice of programming options and flexibility in terms of viewing times,

            Video-on-demand. This is an improvement of NVOD service which allows the viewer a much greater choice of programming selected from the service provider's inventory for viewing at a specific time of the viewer's choice. As with NVOD, the programming selected would be transmitted over the network and is likely to be delivered to a converter box in the subscriber's home in viewable form only to the particular subscriber requesting the program, on a pay-per-view basis.

            Online interactive information services. BCM is currently investigating a range of services that could be delivered to personal computers through its broadband network.

      Future services may also include video telephony and video conferencing, interactive home shopping and banking services.

Sales and Marketing

      Bell Cablemedia South Herts' sales and marketing strategy is aimed at both its own potential customers as well as the development of the UK cable television/telephony industry.

      In 1996, Bell Cablemedia South Herts will be contributing to a national advertising campaign for cable, in which almost all major UK cable operators are participating, which for the first time will include terrestrial commercial television advertising to all UK television homes.

      The principal elements of Bell Cablemedia South Herts' sales and marketing strategy are:

            Competitive packaging and pricing of cable television services. Bell Cablemedia South Herts offers a range of basic and enhanced cable television packages at prices which are competitive with the effective prices (including equipment costs) offered by its principal multichannel television competitor, British Sky Broadcasting Group plc ("BSkyB").
      For business customers, Bell Cablemedia South Herts has developed and now markets a selection of cable television packages which includes such channels as Sky News, NBC Superchannel, EBN and CNN International. Bell Cablemedia South Herts has also developed other customized entertainment packages for pubs, clubs, restaurants, business receptions and employee recreation areas.

            Quality and competitive pricing of cable telephony. Bell Cablemedia South Herts utilizes fibre and digital technologies, enabling it to provide high quality telephony services. In addition, these services are offered to both business and residential customers at prices which are competitive with those of British Telecommunications plc ("BT") and other operators. Business users may also seek value-added services to meet specific needs and business requirements. Bell Cablemedia South Herts currently offers centrex services and local and regional digital private circuits to meet these requirements. In the future, Bell Cablemedia South Herts also intends to introduce number portability which it believes will remove a significant barrier to increased take-up of its telephony services by both residential and business customers.

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

            Implementation of a comprehensive marketing communications program. Bell Cablemedia South Herts has developed a comprehensive, customer-focused communications program to position itself and its products in the marketplace and in the perception of its customers. The marketing program commences before the construction phase in order to inform the local population about the construction process and Bell Cablemedia South Herts' services, continues through the construction period with sales communications to potential subscribers and is followed up by regular customer communications thereafter. During 1996, Bell Cablemedia South Herts intends to further strengthen its position by building its communications around a strong consumer oriented branding, based on the results of extensive research carried out during 1995.

            Utilization of a broad-based sales approach. Bell Cablemedia South Herts has developed a broad based sales approach which maximizes the sales contribution of direct mail, telemarketing and a customer call center in addition to direct sales. This optimizes Bell Cablemedia South Herts' sales effectiveness while minimizing cost-per-sale. During 1996, Bell Cablemedia South Herts intends to further broaden its sales approach to include high street and local retail sales outlets.

            Targeting high volume customers. Bell Cablemedia South Herts targets those businesses in its franchise area which, as a consequence of their size and the type of services they require, represent potentially significant revenue sources. In particular, Bell Cablemedia South Herts targets local and regional government institutions. As many of these high volume customers are well known in the franchise areas, Bell Cablemedia South Herts believes that attracting such businesses to a cable-based telephony service assists its marketing efforts to both the business and residential markets. Bell Cablemedia South Herts also seeks to target those businesses, particularly those of small to medium size, which it believes not to be well served by other operators.

            Encouraging direct debit payments. Bell Cablemedia South Herts encourages the use of direct debit as the preferred method of payment for its cable television/telephony services by offering direct debit customers monthly discounts for these services and discounts on installation rates. This enables Bell Cablemedia South Herts to improve its cash flow and to minimize bad debt and collection expenses. Bell Cablemedia South Herts believes that the use of direct debit systems may also assist in reducing churn.

            Developing a strong local identity and presence. Bell Cablemedia South Herts engages in promotional activities such as sponsorship of local sports teams, participation in community events, local advertizing campaigns and the provision of a community information channel to foster a strong local identity and presence.

Pricing

            All prices set out in this section include Value Added Tax.

      Cable Television. Bell Cablemedia South Herts currently charges in the range of Pound Sterling9 to Pound Sterling15 per month for its residential basic cable television packages depending on the number of channels selected. Premium channels can be added to the basic packages at prices which range from Pound Sterling2 to Pound Sterling10 per month per channel, depending on the channels selected. Customers receive discounts for subscribing to multiple premium channels. There is an additional monthly charge of approximately Pound Sterling4 for each extra converter box. Bell Cablemedia South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well.

      Cable Telephony. Bell Cablemedia South Herts believes that price currently remains one of the most important factors influencing the decision of customers to switch from BT or Mercury Communications Limited ("Mercury") to its telephony services and to retain its service. Bell Cablemedia South Herts believes that during 1995 many of its telephony customers enjoyed average monthly savings of 10 to 15% on the cost of calls compared to BT, depending on the time, duration and destination of calls. Bell Cablemedia South Herts seeks to remain competitive with BT and other operators against a background of frequently changing industry pricing.

      For residential telephony customers, Bell Cablemedia South Herts offers a two tier price structure for line charges (which are in addition to the call charges discussed above). In order to encourage customers to subscribe for both television and residential telephony services, the monthly rental charge for customers subscribing for cable television and residential telephony services is approximately Pound Sterling7 per line and the monthly charge for customers subscribing only for residential telephony service is approximately Pound Sterling8 per line. The monthly charges for special services, such as call waiting or call diversion, are Pound Sterling1 per service. Like other telephony operators, Bell Cablemedia South Herts may require some residential customers to pay a security deposit before providing its service.

      Bell Cablemedia South Herts' line charges for business customers (which are in addition to the call charges discussed above) are also competitive with those of BT, Mercury and other operators. Bell Cablemedia South Herts' monthly line rental charge for a business customer varies between Pound Sterling10 and Pound Sterling12 and its line installation charge is approximately Pound Sterling59 per line. Bell Cablemedia South Herts currently offers business telephony customers various discount plans, based on usage and other factors. Owning its own switch enables Bell Cablemedia South Herts to provide more competitive pricing options and service features to customers.

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

The Network

      Construction of Bell Cablemedia South Herts' cable television/telephony network is substantially complete with approximately 89% of homes in the South Hertfordshire franchise area passed at February 29, 1996.

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

      Bell Cablemedia South Herts' network makes extensive use of fibre optic cable. Fibre optic technology is based on the physical property of optical fibre which allows rapid transmission of light pulses in a coded digital format over long distances with little or no distortion. Fibre optic systems are suitable for transmission of digitized voice, data, video or a combination of these types of information. The main benefits of deploying fibre in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided. The cables are pulled into underground ducts installed in the residential and business sectors of the franchise area. Excess duct and fibre capacity for future growth and services is provided at the time of initial construction.

      The cable television system has the capacity to carry over 50 channels of television plus radio, teletext, telecommunications and other related services. This capacity could be increased four to six times by the introduction of digital compression techniques. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications. Television and radio programs for cable television services are sourced from off-air antennas, by satellite earth stations and on videotape and then distributed from a single site, the headend, to distribution nodes over networks of fibre optic cable and from these nodes to subscriber homes over coaxial cables. Generally, cable television is distributed in a manner whereby all signals are delivered to all subscribers' homes, with the subscriber selecting which signal to use rather than "switched" (a signal is sent to a particular subscriber's home), although evolving technologies such as video-on-demand are blurring this distinction. Because of the nature of moving picture video, substantial transmission capacity, known as bandwidth, is required to provide a cable television program to the subscriber. A network's transmission capacity requirement increases proportionally as additional cable television programs are broadcast to subscribers. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks have to date presented a substantial obstacle to the use of existing telephone networks for the provision of cable television services. Coaxial cable provides substantially greater bandwidth than twisted pair copper wire and fibre optic cable can provide substantially greater bandwidth than coaxial cable.

      Bell Cablemedia South Herts' telephony network is currently capable of providing a range of analog and digital voice and data services. Multipair copper cable is used to connect fibre optic nodes serving approximately 600 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer's home.

      Bell Cablemedia South Herts' telephony switch has multiple interconnects to the BT and Mercury networks and has connections with other BCM switches and the switches of other London-based cable operators.

      Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including construction (trenching and laying underground ducts), cable television and telephony plant and network electronics, "subscriber costs" including converters, subscriber electronics and installation of cable from the network to the subscriber's home, and "other costs" such as headend equipment, switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor. Total capital expenditure by Bell Cablemedia South Herts on its cable television/telephony systems up to December 31, 1995 was approximately Pound Sterling53.9 million ($83.7 million based on the year end exchange rate of Pound Sterling1=$1.55).

      Construction costs for the South Herts System vary depending upon housing density, geographical terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because of the logistics in laying the fibre optic and coaxial cables for the networks necessitated by a prohibition on aerial construction. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fibre optic and coaxial cable. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the New Roads and Street Works Act 1991 (the "Street Works Act"). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.

      Build Milestones. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original telecommunications license issued for the South Herts franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from the UK Office of Telecommunications ("OFTEL"), the authority that regulates the license. On February 28, 1994, OFTEL modified the South Herts System's telecommunications license. The license, as modified, required the South Herts System to be completed (by passing 85,000 premises) by December 31, 1995. At December 31, 1995 the South Herts System passed approximately 83,400 homes and over 3,000 businesses, thereby complying with the construction timetable in its license.

Strategic Alliances

      Bell Cablemedia South Herts is currently participating in several strategic alliances and it believes that through these alliances it is better able to develop and market its services cost effectively.

      London Interconnect. London Interconnect was established in 1992 to promote the growth of the cable television/telephony industry in Greater London by developing cable television services that members can deliver to their customers in this area. Its function was subsequently expanded to include the establishment of telephony interconnection agreements between members. Currently, six cable television/telephony operators are members of London Interconnect, including Bell Cablemedia (South East) Limited, a subsidiary of BCM, and Videotron, a company in which BCM has a minority interest. Interconnect agreements between London Interconnect members will allow telephone calls between customers of London Interconnect members to be routed through London Interconnect members, in part bypassing the more expensive networks of BT and Mercury. Pursuant to its association with Bell Cablemedia (South East) Limited as part of BCM's South Region, Bell Cablemedia South Herts has interconnected its network with those of London Interconnect's members.

      London Interconnect members distribute three cable television-only channels: Performance, an arts and entertainment channel launched by three operators in London in 1992; Identity TV, a local London channel launched by London Interconnect in July 1993; and Channel One, an independent news, entertainment and information channel for London launched by London Interconnect in November 1994.

      In addition, London Interconnect has allowed its members to market London-wide advertising jointly. London Interconnect, in alliance with Associated Newspapers, has launched a series of promotional campaigns for the cable operators in Greater London. The first in the series comprised an eight page leaflet promoting cable television and telephony inserted into the Evening Standard and door dropped to approximately 1.3 million homes passed by cable in Greater London in February 1995.

      London Interconnect is also developing procedures to facilitate cooperative marketing of business telecommunications services across the members' networks. Bell Cablemedia South Herts believes that the provision of such inter-franchise services represents a significant potential source of revenue because of the large number of businesses with multiple offices within the Greater London area that require private networks and similar services.

      Peter Lyne, a Director of the General Partner, is currently the Chairman of London Interconnect.

      Teleglobe. In August 1995, BCM entered into an alliance with Teleglobe International (UK) Limited ("Teleglobe"), the UK subsidiary of Canada's largest intercontinental telecommunications carrier, to provide the first cable international telecommunications gateway. BCM will provide Teleglobe with interconnection and switching services for overseas traffic and Teleglobe will provide BCM with international telecommunications services.

      Videotron. BCM and Videotron jointly negotiate programming contracts and are working together in four areas to develop further Videoway, educational programming, business cable television services and alternative sources of programming.

      Marketing and Operations Agreements With Mercury. In 1993 Bell Cablemedia South Herts entered into marketing and operations arrangements with Mercury. While a formal agreement with Mercury regarding these arrangements was negotiated (the "M&O Agreement"), the parties are currently legally bound to apply only those provisions of the M&O Agreement for which regulatory consent is not considered necessary. The purpose of the M&O Agreement is: (i) to establish a working relationship between a cable television/telephony operator, which provides local telephony service in a franchise area, and Mercury, which, with certain exceptions, provides long-distance telephony services to customers in the franchise area; (ii) to specify the terms and conditions for interconnection; (iii) to reduce duplication of effort, resources and investment in the marketing of telephony services in the relevant franchise area; and (iv) to develop joint product initiatives. In addition, the M&O Agreement will provide that Bell Cablemedia South Herts will, if commercially justifiable, promote Mercury to its customers as its preferred long distance and international carrier and that Mercury will, if commercially justifiable, treat Bell Cablemedia South Herts as its preferred local fixed-link carrier in Bell Cablemedia South Herts' franchise area. Pending full implementation of the M&O Agreement, interconnection is already taking place between Mercury and Bell Cablemedia South Herts. At March 1996, the regulatory review of the M&O Agreement had not been completed.

Employees

      The Partnership has no employees. Bell Cablemedia South Herts is managed as a part of BCM's South Region, thus benefiting from the economies of scale of sharing support functions.

                                Competition

Cable Television

      Overview. It is the UK Independent Television Commission's (the "ITC's") current policy, confirmed in November 1994 by the UK Government, to grant not more than one cable television license in any franchise area. Accordingly, Bell Cablemedia South Herts is the exclusive provider of cable television services in its franchise area. Bell Cablemedia South Herts' cable television system competes with direct reception of terrestrial broadcast television signals and with other methods of delivering television signals to the home for a fee, such as direct-to-home ("DTH") satellite-delivered television services and satellite master antenna television ("SMATV") systems. The extent of such competition depends upon, among other things, the price, variety and quality of the programming offered and, with respect to terrestrial broadcast television, the quality of reception. In the future, cable television companies may face competition from video-on-demand (i.e. transmission of an individual program to one household in response to a particular request) and television services offered by national public telephone operators ("PTO's") such as BT and digital terrestrial and satellite television and possibly additional competition using existing or new delivery systems. Pay-per-view services and video-on-demand services which may be provided by Bell Cablemedia South Herts and other operators in the future will compete to varying degrees with other communications and entertainment media, including home video, cinema and live theater. In particular, the availability of recently released movies on videocassettes may affect the degree to which Bell Cablemedia South Herts is able to sell pay-television and pay-per-view services to subscribers. The draft Broadcasting Bill, which as of February 1996 is under consideration by the House of Lords, contains proposals relating to the licensing and regulation of digital terrestrial television. The Department of National Heritage is proposing to make available at least 18 digital terrestrial television channels. The ITC is to be responsible for licensing and regulating digital terrestrial television. Existing national public service broadcasters, such as the BBC, ITV and Channel 5 will be offered a guaranteed place in the multiplex/distribution infrastructure (there are six multiplexes or frequency channels each of which is capable of carrying 3 channels). No one company will be allowed to control more than 25% of the available digital terrestrial capacity, subject to an overall limit of a 15% share of the total television audience (analog and digital). No one company will be allowed to control more than two multiplexes.

      The U.K. Government has not indicated any date for the award of frequencies or the start of broadcasting. As at February 1996, it appears that the ITC will advertise frequencies for application during the course of 1996, for services to launch in 1997. The availability of new digital terrestrial channels will represent a competitive threat to Bell Cablemedia South Herts, but also a potential source of new programming. No assurance can be given that digital terrestrial television will not provide substantial competition to Bell Cablemedia South Herts in the future. No date has yet been set for the changeover from analog to digital transmission and Bell Cablemedia South Herts may need to upgrade its systems and set top boxes when this occurs.

      BSkyB. The most significant competitor in the multichannel television market in the South Herts franchise area is BSkyB. BSkyB offers DTH television services and currently is the predominant competitor in the multichannel television market with approximately 3.9 million DTH subscribers in the UK as compared with an aggregate of approximately 1.3 million broadband cable subscribers nationwide at January 1, 1996. A DTH subscriber must purchase or rent a satellite receiver and receiving "dish" and then pay subscriber fees to BSkyB for the use of a decoder, which makes the satellite signal usable. Although BSkyB's DTH service currently presents substantial competition to Bell Cablemedia South Herts' cable television service, the General Partner believes that cable television has a number of competitive advantages over DTH systems and that cable will become the preferred medium for multichannel distribution. First, installation of satellite dishes frequently requires compliance with zoning ordinances. Second, satellite dishes, which measure 24 inches in diameter, must be installed with a "line-of-sight" orientation toward the transmitting satellite which restricts placement options and can result in aesthetic objections to installation. Third, DTH subscribers who purchase, as opposed to rent, their satellite system must arrange and pay for any servicing required for the system. Fourth, without substantial improvements in existing technology, BSkyB will not be able to offer the integrated telephone services, locally oriented advertising and programming or interactive video services that the cable television/telephony operators now offer or expect to offer in the future.

      The General Partner, however, expects BSkyB to provide substantial competition for the foreseeable future and no assurance can be given that it will not become an even stronger competitor or that Bell Cablemedia South Herts will be able to compete successfully with BSkyB. A significant factor in favor of BSkyB is its role as sole source supplier of many of the South Herts System's popular cable television programs. If, in the future, BSkyB chooses to restrict the programming it makes available to Bell Cablemedia South Herts or offers such programming to Bell Cablemedia South Herts at prices significantly higher than those it currently charges, then Bell Cablemedia South Herts' cable television business could be at a significant competitive disadvantage. In December 1995, the Office of Fair Trading ("OFT") announced a wide ranging review of BSkyB's position in the UK pay-TV market and its relationship with cable operators. The review will include investigation of BSkyB's pricing policy of linking programming rates to cable operators to a percentage of the DTH price, and its policy of packing (or bundling) programmes for distribution to cable operators.
In January 1996, BCM contributed to a joint submission to the review by six cable operators who accounted in total for over 50% of the UK cable television market. The submission called for a series of remedies to resolve the situation. These included dropping the DTH pricing linkage and bundling requirements and the provision by BskyB of its channels on an a la carte basis with a set price per channel. The OFT is due to report by May 1996 and it would be open to the OFT to decide to refer the matter to the Monopolies and Mergers Commission ("MMC").

      PTOs. The existing licenses held by national PTOs generally do not permit them to convey television services over their existing telephone systems. The UK Government's policy, stated in the Duopoly review in 1991 and confirmed in the autumn of 1995, is that the removal of the restriction will not be reviewed until 1998 at the earliest. In addition, as a result of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunications network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by Bell Cablemedia South Herts without substantial capital investment. In October 1995 the opposition Labour Party proposed allowing BT entry to the entertainment market earlier than previously envisaged in return for BT providing for free connection to schools, hospitals and libraries. Although, in later statements both parties have moved away from this position, there can be no assurance that BT will not be allowed an accelerated entry to the entertainment market. On September 29, 1993, the ITC issued a statement in which it took the position shared by OFTEL and the Department of Trade and Industry (the "DTI") that BT and other national PTOs may provide video-on-demand services under their existing licenses. Bell Cablemedia South Herts similarly is not prevented from providing video-on-demand services. In order to offer video-on-demand services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and to install video distribution facilities and subscriber decoder devices. BT has been running trials of a video-on-demand system in the towns of Ipswich and Colchester (which are not within Bell Cablemedia South Herts' franchise area) in collaboration with BSkyB. The General Partner is unable to assess fully the technical feasibility or timing of BT or any other provider offering video-on-demand services. No assurance can be given that video-on-demand will not provide substantial competition to Bell Cablemedia South Herts in the future.

      In addition, there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete. Bell Cablemedia South Herts intends to monitor closely all relevant technological developments and, where possible, to position itself to remain competitive.

Cable Telephony

      Overview. Until 1981, the UK Post Office was, with certain minor exceptions, the monopoly supplier of telecommunications services throughout the UK. BT was formed in 1981, when it took over the telecommunications assets of the Post Office and became the monopoly telecommunications supplier. BT was privatized in three tranches between 1984 and July 1993.

      In 1984, Mercury was formally granted a license to compete with BT. Prior to this, in November 1983, the Government had given a commitment not to license, for a period of seven years, companies other than BT or Mercury to carry telecommunications services nationally over fixed links ("the Duopoly Policy"). In November 1990 the Secretary of State for Trade and Industry published a consultative document entitled "Competition and
Choice: Telecommunications Policy for the 1990's", which commenced a review of the Duopoly Policy and the UK telecommunications market generally (the "Duopoly Review").

      The Duopoly Review was completed in March 1991, and represented, with consequent changes in policy and to the licenses of telecommunications operators, a fundamental turning point in the telecommunications industry in the UK. The major policy change was that anyone could come forward and apply to the UK Government to run new telecommunications networks over fixed links. The general presumption, subject to financial and technical competence, would be that such licenses should be granted unless there were specific reasons to the contrary. Cable television/telephony operators are now permitted to provide telephony services in their own right, instead of as agents of BT or Mercury as previously required, and have the right to switch their telephony customers' calls. These changes have significantly improved the terms on which cable operators have been able to require BT, Mercury or another PTO to interconnect with them. As at February 1996, over 160 companies were licensed by the DTI to compete with BT and Mercury, operating in various areas and providing a variety of services.

      Since the Duopoly Review, BT has remained the dominant provider of fixed-link telephony services for businesses and residences in the UK. Mercury has continued to offer long distance and international services.

      Residential Telephony Competitors. BT, with over 95 percent of the residential telephony market in the UK at March 31, 1995, is Bell Cablemedia South Herts' principal competitor in providing residential telephony services. Due to its extensive experience in the marketing and operation of telecommunications services in the UK, BT is a formidable competitor to Bell Cablemedia South Herts in providing both business and residential telephony services. BT's annual report for the year ended March 31, 1995 reported revenues exceeding Pound Sterling13.8 billion. In addition, Bell Cablemedia South Herts competes in the residential telephony market with cellular telephone operators such as Vodafone Group PLC and Telecom Securicor Cellular Radio Limited ("Cellnet"), and with personal communications network operators, such as Mercury one2one and Microtel Logic Limited (marketed under the name "Orange"). Bell Cablemedia South Herts may also compete in the future with additional entrants to the residential telephony markets, some of which may have substantially larger resources than the Partnership. Ionica L3 Limited ("Ionica") has announced its intention to begin the introduction of a radio-wave telephony local loop on a national basis in March 1996. BT has continued to announce through 1995 reductions in local and international telephony rates, and has moved to a per second basis for charging for telephone calls from a per unit basis. Due to regulatory price controls, BT is expected to continue to reduce its telephony rates. In particular since February 1996 regulatory control of BT's line rental charges has been abolished and BT is therefore able for the first time to increase line rental charges and reduce call charges. BT is expected to announce a series of new packages to take advantage of this freedom. Accordingly, in the long term, Bell Cablemedia South Herts may be unable to offer residential telephony services at rates lower than those offered by BT and may see a decline in its average per call residential telephony margins. Many of Bell Cablemedia South Herts' residential telephony competitors have resources substantially greater than those of the Partnership, and there can be no assurance that Bell Cablemedia South Herts will be able to compete successfully with BT or other telephony companies.

      One advantage of the provision of telephony services by cable operators has been their ability to offer direct access to the Mercury trunk line system, whose long distance call prices have historically been less than those charged by BT. At present, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by purchasing a special telephone receiver with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network, or by dialing a special access code. The Director General of Telecommunications (the "Director General") has announced an independent cost benefit study of equal access. His stated policy is to introduce "equal access" whereby all providers of local telephony systems will eventually have to offer their customers the choice of access to the trunk systems of BT, Mercury and any other PTO's without discrimination between those systems. This policy would require cable operators to provide equal access once they have a 25 percent share of the local telephony market and are requested to do so. The feasibility of introducing true equal access to trunk systems, and the time scale within which it will be introduced, are difficult to estimate. Many cable operators initially opposed the equal access policy, because placing BT under an obligation to provide equal access to the Mercury network could potentially reduce the attraction of systems run by local operators (which had previously marketed their ability to offer lower cost calls via Mercury). There can be no assurance that the implementation of true equal access by the Director General will not adversely affect the ability of cable television/telephony operators to market their telephony services or their margins for trunk and international calls. However, at February 1996 the Director General had announced no plans to implement equal access arrangements.

      Business Telephony Competitors. Competition in business telephony has been more intense than that experienced in residential telephony and, because of the number of competitors in the business area, is expected to intensify further. BT is Bell Cablemedia South Herts' principal competitor in providing business telephony services. In addition to BT, Bell Cablemedia South Herts competes with Mercury as well as with other telecommunications companies, such as Energis Communications Limited ("Energis"), City of London Telecommunications Limited ("COLT") and MFS Communications Limited ("MFS"), and with long distance service resellers, such as WorldCom International, Inc. ("WorldCom"). Several of these competitors, including BT and Mercury, have resources substantially greater than those of Bell Cablemedia South Herts. In addition, due to the non-exclusive nature of telecommunications licenses in the UK, Bell Cablemedia South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of the Partnership. For example, a subsidiary of American Telephone & Telegraph Company ("AT&T") has been granted a telecommunications license which will permit the subsidiary to provide most telecommunications services in the UK and to convey television signals over its telecommunications network. In January 1996, AT&T announced plans to launch a business telephony service in the UK initially, to be followed by a residential telephony service. However, the license would not permit the AT&T subsidiary to provide a competing cable television service in Bell Cablemedia South Herts' franchise area. Ionica has announced its intention to begin the introduction of a radio-wave telephony local loop on a national basis in March 1996. The General Partner is unable to assess the technical feasibility or timing of the introduction of such technology or the utility of such technology in the business telephony market. There can be no assurance that Bell Cablemedia South Herts will be able to compete successfully with BT, Mercury or other telecommunications companies.

      Telephone number portability, the means by which customers can keep their numbers when moving from one telephony operator to another, should shortly be available from BT following the report of the MMC in December 1995. The MMC recommended a split between BT and other operators in terms of funding number portability of 70:30. The BT telecommunications license is in the process of being amended to require BT to provide portability to any operator who provides reciprocal portability. Cable operators, including Bell Cablemedia South Herts, are drawing up proposals to offer a number portability product for new customers. Bell Cablemedia South Herts intends introducing number portability in the future.

                                Regulation

      The operation of cable television/telephony services in the UK is regulated under both the Broadcasting Act 1990 (the "Broadcasting Act") which replaced the Cable and Broadcasting Act 1984 (the "Cable and Broadcasting Act"), and the Telecommunications Act 1984. The operation of cable television/telephony services in the UK requires two principal licenses: (i) a license (a "cable television license") issued either under the Cable and Broadcasting Act (prior to 1991) or under the Broadcasting Act (since 1991), which permits the holder to provide cable television services within a specific franchise area and (ii) a telecommunications license issued under the Telecommunications Act, which allows the holder to install and run the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for granting and enforcing cable television licenses. The DTI is responsible for granting, and OFTEL is responsible for enforcing, telecommunications licenses. In addition, if an operator utilizes microwave distribution systems as part of its network, such operator is required to hold a license under the Wireless Telegraphy Acts of 1949-1967. Any SMATV system covering 1,000 homes or less requires a telecommunications license, but not a cable television license, and a cable television system that covers only one building or two adjacent buildings can operate pursuant to an existing telecommunications services class license.

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

      The cable television license held by Bell Cablemedia South Herts was issued for a 15 year period and is scheduled to expire in 2005. The telecommunications license held by Bell Cablemedia South Herts was issued for a 15 year period, which has been extended to a 23 year period, and is scheduled to expire in 2013.

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

      National PTOs cannot currently compete directly with cable operators in providing television services because their existing telecommunications licenses generally do not allow them to convey or provide television services over their existing national systems. OFTEL and the UK Government have stated that the restrictions on conveying television signals may be reviewed as early as 1998 but that the restrictions on the provision by the national PTOs themselves will not be reviewed until at least 2001. The ITC, however, has said that in principle BT will not require a cable television license for "video-on-demand" services although the ITC will want to review the particular system used. To date BT has been running trials of video-on-demand services in the towns of Ipswich and Colchester on a small scale.

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

      Restrictions on Ownership. The ITC is under a duty to ensure that certain entities, including local authorities, political bodies, advertising agencies and religious bodies do not own, or otherwise participate in a manner against the public interest in, entities holding cable television licenses issued under the Cable and Broadcasting Act. Restrictions may also be imposed on cross ownership of different licensed services (including local delivery services, independent television licenses and radio services) and different media (including local and national newspapers and licensed services, such as local delivery services) operating in substantially the same franchise area. Cable television licenses issued under the Cable and Broadcasting Act continue to be substantially regulated as if the Cable and Broadcasting Act remained in force. The ownership rules are substantially similar for cable television licenses issued under the Broadcasting Act. The Secretary of State has wide discretion to amend the rules relating to cross media ownership and accumulations of interests in licensed services.

      The ITC may revoke any cable television license in order to enforce the restrictions on ownership contained in the Broadcasting Act. The ITC may also revoke any cable television license issued under the Cable and Broadcasting Act if any change in the nature or characteristics of the licensee, or any change in the persons having control over or interests in it, are such that, had they occurred before the granting of the license, such change would have induced the ITC to refrain from granting the license. For cable television licenses issued under the Broadcasting Act the test is one of fitness and propriety of the holder of the license. The ITC also has authority to impose fines, shorten the license period or revoke cable television licenses if a cable operator fails to comply with the conditions of its cable television license or with any direction of the ITC. In December 1995, the UK Government announced proposed changes to the restrictions on cross-media ownership as part of the draft Broadcasting Bill.

      License Term and Renewals. Cable television licenses extend for a period of 15 years, and all cable television licenses, including those issued under the Cable and Broadcasting Act, are renewable under the Broadcasting Act for additional 15 year periods. An application for renewal must be made not earlier than five years prior to the expiration of the cable television license and not later than the date on which the ITC publishes a notice inviting applications for a replacement license. The ITC may refuse such application but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchised area. If an operator chooses to renew for an eight year period, it will not be required to pay the annual fees referred to below, but at the end of the eight year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below with respect to the award of a new license. If an operator chooses to renew its license for a 15 year period, it will be required to pay annually during the renewal period a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. At present, cable operators are only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs. Fees are payable annually and upon the renewal of a license. Bell Cablemedia South Herts has not yet renewed its cable television license.

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

      Price Regulation. Under the terms of the August 1992 Price Cap Review, BT may not increase its charges for telephony and other telecommunications services in any year by more than the amount of the increase in the domestic retail price index ("RPI") minus 7.5 percent through the end of July 1997. There is, however, a separate price restriction on leased lines. Within this limitation, BT has discretion to vary charges for separate services at rates which may exceed the overall price cap, subject to certain secondary price caps. In December 1995, OFTEL published a consultation paper on the principles underlying the BT retail price cap to apply from August 1997. Cable operators have argued for a liberalization of the current price cap because the cable industry considers that excessive price reductions will discriminate against new entrants.

      In March 1996, OFTEL announced that it is considering a price cap in the range RPI minus 5% to 9%. Further consultation on this range of values for BT's price cap will take place in March to May 1996. There can be no assurance that OFTEL will not tighten the current price cap on BT, which could have an adverse effect on Bell Cablemedia South Herts.

      In February 1996, OFTEL and BT agreed on changes to BT's telecommunications license which included the removal of the price cap on BT exchange line rental of RPI minus 2% and the abolition of the "Access Deficit Contribution" regime. The latter charge had been levied by BT to operators interconnecting with it, subject to certain thresholds, to contribute towards unprofitable areas of BT's local loop business.
Although rate changes must be notified to OFTEL, the rates charged by cable television/telephony operators and other PTOs (other than BT) are not required to be approved by any UK government entity.

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

      Interconnection and Accounting Separation. The commercial viability of telephony and other telecommunications services provided by cable operators depends on their ability to connect with other telecommunications systems in a cost effective manner. Cable operators' systems must connect with systems operated by other PTOs for calls that do not originate and terminate on their system. Each holder of a public telecommunications license (including BT and Mercury as well as cable operators) is required to negotiate an interconnection agreement with any other license holder that seeks one and either party may request intervention from OFTEL if there is a failure to agree on terms. OFTEL also has the power to enforce certain obligations of any party to an interconnection agreement. In addition, BT is required by its license to publish copies of certain details of all interconnection agreements entered into by it.

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

      In 1991 the interconnect conditions in BT's license were amended to require interconnect call charges determined by OFTEL, including those of cable television/telephony operators to cover fully allocated costs of conveyance, including a full contribution to relevant overheads, and a return on capital employed.

      On March 8, 1994 the Director General published a new framework for interconnection charges. His statement, "Interconnection and Accounting
Separation: The Next Steps," sets out the framework for the development of new interconnection rates and accounting separation for BT and those operators interconnecting with it. The first step, which is effective immediately, stabilizes interconnection arrangements with BT based on an interconnection determination by the Director General between BT and Mercury dated December 2, 1993 (the "BT/Mercury Determination"). This stabilization covers connection charges, calculation of conveyance rates based on component costs and routing factors, access deficit contributions and waivers of access deficit contributions. A "ready reckoner" attached to the statement enables other PTOs to calculate their interconnection charges with BT. Any disputes on conveyance rates and connection charges can be referred to OFTEL, but will be determined in accordance with the BT/Mercury Determination. The second step involves amendments to BT's license (which were agreed to by BT on March 31, 1995) to implement standard interconnection charges. The third step is more long-term and involves consideration of alternative cost based interconnection charges. These include basing charges on forward looking economic costs, a form of long-run, incremental cost.

      In December 1994, the Director General published a consultative document entitled "A Framework for Effective Competition: A Consultative Document on the Future of Interconnection and Related Issues" (the "Interconnection Document"). The Interconnection Document was followed by formal consultation on a series of possible amendments to BT's telecommunications license, including establishing standard interconnection prices and preventing unfair competition arising from changes in BT's prices. OFTEL's conclusions on the matters set out in the Interconnection Document were published in July 1995 in the document "Effective Competition-Framework for Action". OFTEL's proposals were as follows:

            (i) a new interconnection charging regime, based on forward looking long-run incremental costs is to be introduced in 1997:

            (ii) the lifting of the BT exchange line rental price cap. This was implemented in February 1996:

            (iii) a new universal service mechanism to be funded by the industry on a transparent and proportional basis:

            (iv) a general condition in BT and other operators' telecommunications licenses prohibiting anti-competitive practices to replace the current specific obligations.

      In February 1996, OFTEL determined BT's interim interconnection charges for 1995-6 (final charges are due to be determined in September 1996 after BT's results for the year ended March 31, 1996 become available). These interim charges show an average reduction of 30% from charges currently payable by Bell Cablemedia South Herts to BT in respect of interconnection. However, because the charges payable by BT to cable operators for traffic terminating on their systems have not yet been agreed, it is not possible to say what the net effect on Bell Cablemedia South Herts will be. Mercury has guaranteed cable operators savings of 20% over the BT interim rates.

      Equal Access. One advantage cable operators have had in the marketplace has been their ability to offer direct access to the Mercury trunk line system, whose long distance charges have historically been less than those charged by BT. At present, in most areas, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by dialing a special access code or by purchasing a special telephone receiver with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network. The Director General has commissioned a cost benefit study relating to equal access. His stated policy is to introduce true equal access whereby all providers of local telephone systems will be required to offer access to each fixed-line trunk system without discrimination between those systems. BT's and Mercury's licenses have been amended to enable OFTEL to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, the cost-benefit study being conducted and determining that the gains will outweigh the likely costs. This will allow residential and business customers to choose between BT, Mercury and any other provider. The feasibility of introducing true equal access to trunk systems, and the time scale within which it will be introduced are difficult to estimate. Many UK cable operators had opposed the equal access recommendations resulting from the Duopoly Review because they believed that placing BT under an obligation to provide equal access to the Mercury network would reduce the attraction of systems run by local operators (which had previously marketed their ability to offer lower cost calls via Mercury). There can be no assurance that the implementation of true equal access by the Director General will not adversely affect the ability of cable television/telephony operators to market their telephony services. However, at February 1996, the Director General had announced no plans to implement equal access arrangements.

      Telephone Number Portability. Currently, telephone subscribers changing their telephone service to a cable television/telephony operator must change their telephone numbers. Telephone number portability is the means by which customers can keep their numbers when moving from one telephony operator to another operator. BT's license obliged it to provide number portability to other telephony operators but OFTEL was not empowered to determine charges. A dispute between BT and Videotron regarding allocation between them of the cost of implementing number portability was referred to the MMC in April 1995. The MMC reported in December 1995 and there now exists a basis for allocating the costs of the implementation of telephone number portability between BT and other operators, including cable telephony operators. The MMC determined that the allocation of costs between BT and other operators would be in the ratio 70:30.

      The MMC decided that each provider would bear its own system set-up costs. In addition, BT will be permitted to levy a per line set up charge and a charge reflecting the additional cost of conveying the ported call. The latter charge would equal half the difference between the cost of BT's current inefficient "tromboning" method of implementing number portability and a planned more efficient "call dropback" method. BT will only be permitted to charge for additional conveyance based on tromboning until October 1997, whether or not call dropback is then in place. In addition, OFTEL has power to disallow costs based on BT's inefficiencies.

      In December 1995, OFTEL issued for consultation a BT license modification implementing the MMC determination. BT is expected shortly to
make a commercial offer to operators for a portability service.   It is
expected that the license of Bell Cablemedia South Herts will be amended before the end of 1996 to oblige it to provide portability following a BT request, provided BT provides a reciprocal service.


                              ITEM 2.  PROPERTIES

      Bell Cablemedia South Herts owns a freehold property at 9 Greycaine Road, Watford consisting of approximately 18,500 square feet of office space. See also Item 1.

                          ITEM 3.  LEGAL PROCEEDINGS

      None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II.

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

      While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 28, 1996, the approximate number of investors in the Partnership was 5,200.


                       ITEM 6.  SELECTED FINANCIAL DATA

                 South Hertfordshire United Kingdom Fund, Ltd.



                                                           For the Years Ended
                                                               December 31,                                    From Inception
                                  ----------------------------------------------------------------------    ---------------------
                                                                                                             December 23, 1991
Income Statement Data:                 1995               1994              1993              1992           to December 31, 1991
                                  ---------------    ---------------    --------------    --------------     ---------------------
Revenues                          $16,554,283         $9,088,929        $2,631,555        $  302,147              $         -
Operating, General and            (16,079,815)       (13,478,273)       (3,679,057)       (1,313,296)                       -
  Administrative Expenses
Management Fees and Allo-          (2,754,941)        (2,004,964)       (1,295,522)         (658,335)                       -
  cations from General Partner
Depreciation and Amortization      (4,214,341)        (3,064,313)       (1,999,086)         (493,766)                       -
                                  ---------------    ---------------    --------------    --------------    --------------------
Operating Loss                     (6,494,814)        (9,458,621)       (4,342,110)       (2,163,250)                       -
Interest Income                        17,251            185,472            48,896           141,382                  281,181
Interest Expense                   (2,442,312)          (549,834)         (262,276)          (70,313)                       -
Other Expenses (net)                        -         (2,410,724)                -                 -                        -
                                  ---------------    ---------------    --------------    --------------    --------------------
(Loss)/Income from continuing
  operations before
  minority interests               (8,919,875)       (12,233,707)       (4,555,490)       (2,092,181)                 281,181
Minority Interests                  2,767,869          3,991,358           298,036                 -                        -
                                  ---------------    ---------------    --------------    --------------    --------------------
Net (Loss)/Income                  (6,152,006)        (8,242,349)       (4,257,454)       (2,092,181)                 281,181
                                  ---------------    ---------------    --------------    --------------    --------------------
Net (Loss)/Income per                 (106.97)           (149.06)          (145.81)          (137.79)                   45.60
  Limited Partnership Unit
Weighted Average Number of
  Limited Partnership Units
  Outstanding                          56,935             54,743            28,906            15,032                    6,167
Balance Sheet Data:
Total Assets                       80,239,942         73,473,610        48,640,459        19,939,456                9,547,506
Note Payable                                -                  -         4,055,520         1,208,000                        -
Accounts Payable to                 2,232,050          6,028,108         2,368,948         2,045,589                  667,427
  Affiliates/Related Parties
General Partner's Capital            (206,441)          (144,921)          (62,497)          (19,922)                   1,000
(Deficit)
Limited Partners' Capital          28,562,629         34,653,115        30,078,228        14,312,432                8,879,079
Minority Interests                 13,948,743         18,553,653         8,061,163                 -                        -


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

      1995 Compared to 1994

      Revenues of the Partnership increased $7,465,465 for the year ended December 31, 1995, over the similar period in 1994 from $9,088,929 in 1994 to $16,554,283 in 1995. This increase is primarily the result of an increase in the South Herts System's customer subscriber base due primarily to additional activated plant in 1995. The South Herts System served approximately 13,900 basic cable television subscribers, 14,100 residential telephony lines and 400 business telephony subscribers at December 31, 1994 as compared to 18,300 basic cable television subscribers, 20,900 residential telephony lines and 800 business telephony subscribers at December 31, 1995.

      Operating, general and administrative expenses increased $2,601,542 for the year ended December 31, 1995 over the similar period in 1994 from $13,478,273 in 1994 to $16,079,815 in 1995. This increase was primarily due to increases in personnel costs, system maintenance and repair costs and marketing costs during 1995 as compared to 1994 which resulted from the growth in the South Herts System's size and subscriber base.

      Management fees and allocated overhead from the General Partner increased $749,977 for the year ended December 31, 1995 over the similar period in 1994 from $2,004,964 in 1994 to $2,754,941 in 1995. These increases were generally due to an increase in allocated overhead due to the increased number of subscribers and the payment of a $266,267 financing fee in connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan facility entered into in April 1995.

      Depreciation and amortization expense increased $1,150,028 for the year ended December 31, 1995 over the similar period in 1994 from $3,064,313 in 1994 to $4,214,341 in 1995. This increase was due to an increase in the Partnership's depreciable asset base resulting from the continuing buildout of the South Herts System.

      Interest income decreased $168,221 for the year ended December 31, 1995 over the similar period in 1994 from $185,472 in 1994 to $17,251 in 1995. This reduction in interest income was the result of lower average cash balances during 1995 as compared to balances invested during 1994 as balances from the second offering of limited partnership investments, which was completed in April 1994, were utilized for construction of the network.

      Interest expense increased $1,892,478 for the year ended December 31, 1995 over the similar period in 1994 from $549,834 in 1994 to $2,442,312 in 1995. This increase was generally due to an increase in outstanding indebtedness during 1995, under a credit facility entered into in April 1995, which was used to repay temporary loans from BCM and fund the construction of the network.

      1994 Compared to 1993

      Revenues of the Partnership increased $6,457,374 for the year ended December 31, 1994, over the similar period in 1993 from $2,631,555 in 1993 to $9,088,929 in 1994. This increase is primarily the result of an increase in the South Herts System's customer subscriber base due primarily to additional activated plant in 1994. The South Herts System served approximately 7,200 basic cable television subscribers, 5,900 residential telephony lines and 100 business telephony subscribers at December 31, 1993, as compared to approximately 13,900 basic cable television subscribers, 14,100 residential telephony lines and 400 business telephony subscribers at December 31, 1994.

      Operating, general and administrative expenses increased $9,799,216 for the year ended December 31, 1994 over the similar period in 1993 from $3,679,057 in 1993 to $13,478,273 in 1994. This increase was primarily due to increases in personnel costs, system maintenance and repair costs and marketing costs during 1994 as compared to 1993 which resulted from the growth in the South Herts System's size and subscriber base.

      Management fees and allocated overhead from the General Partner increased $709,442 for the year ended December 31, 1994, over the similar period in 1993 from $1,295,522 in 1993 to $2,004,964 in 1994. These increases were generally due to the increase in revenues, upon which such fees and allocations were based.

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

      Other expenses (net) in 1994 consist primarily of the write off of deferred development expenditure. The write off resulted from a change in the Partnership's accounting policy following the BCM Acquisition to be consistent with BCM's accounting policy.

Financial Condition

The Partnership

      The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of December 31, 1995, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

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

      On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephone operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to BCM in exchange for ordinary shares (in the form of ADSs) to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable & Wireless plc ("C&W").

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

      As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System.
As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1995 the Partnership had a receivable from BCM of approximately $16,000 but current liabilities of approximately $210,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

Bell Cablemedia South Herts

      During 1995, Bell Cablemedia South Herts had approximately $8.9 million of capital expenditures. Most of these expenditures were for the construction of the South Herts System and were principally funded by borrowings.

      In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest was calculated at the London Interbank Offered Rate ("LIBOR") plus 2%. In March 1995, this loan was repaid.

      On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

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

      Drawdowns of Pound Sterling15.6 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1995 AND 1994

           AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     INDEX

                                                                          Page

Independent Auditors' Reports...............................................30

Consolidated Balance Sheets.................................................32

Consolidated Statements of Operations.......................................34

Consolidated Statements of Partners' Capital (Deficit)......................35

Consolidated Statements of Cash Flows.......................................36

Notes to Consolidated Financial Statements..................................37




                         INDEPENDENT AUDITORS' REPORT

To the Directors of:
South Hertfordshire United Kingdom Fund, Ltd.

      We have audited the accompanying balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE
London, England

March 28, 1996


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To South Hertfordshire United Kingdom Fund, Ltd.:

      We have audited the accompanying statements of operations, partners' capital and cash flows of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) for the year ended December 31, 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of South Hertfordshire United Kingdom Fund, Ltd. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 31, 1995




                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS



                                                                                    December 31
                                                                         ------------------------------
ASSETS                                                                       1995              1994
---------------------------------------------------------------          -------------    -------------

CASH AND CASH EQUIVALENTS                                                  $   676,731      $   139,307
RECEIVABLES:
 Other receivables net of allowances for doubtful
 accounts of $697,594 and $641,694 at December 31,
 1995 and 1994, respectively                                                 3,394,542        2,807,303
PREPAID EXPENSES                                                               360,602          301,754
                                                                         -------------    -------------
CURRENT ASSETS                                                               4,431,875        3,248,364
INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES,
 net of accumulated depreciation and amortization of
 $9,490,853 and $5,394,293 at December 31, 1995
 and 1994, respectively                                                     75,073,378       70,225,246
OTHER ASSETS                                                                   734,689                -
                                                                         -------------    -------------
    Total assets                                                           $80,239,942      $73,473,610
                                                                         =============    =============




                The accompanying notes to financial statements
                 are an integral part of these balance sheets.



               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                          (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                       --------------------------------
                                                                            1995              1994
                                                                       --------------    --------------
LIABILITIES:
  Accounts payable to affiliates and related parties                       $2,232,050        $6,028,108
  Trade accounts payable                                                    4,652,911         3,160,657
  Accrued liabilities                                                       3,720,929         8,226,047
  Short term obligations under capital leases                                 840,441           714,804
                                                                       --------------    --------------
     Current liabilitites                                                  11,446,331        18,129,616
  Long term debt                                                           24,220,560         1,043,000
  Long term obligations under capital leases                                2,084,780         2,688,464
                                                                       --------------    --------------
     Total liabilities                                                     37,751,671        21,861,080
                                                                       --------------    --------------
                                                                                    -                 -
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                         13,948,743        18,553,653

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
     Contributed capital                                                        1,000             1,000
     Accumulated deficit                                                    (207,441)         (145,921)
                                                                       --------------    --------------
                                                                            (206,441)         (144,921)
                                                                       --------------    --------------
  Limited Partners-
     Net contributed capital (56,935 units outstanding
     at December 31, 1995 and 1994, respectively)                          48,817,997        48,817,997
     Accumulated deficit                                                 (20,255,368)      (14,164,882)
                                                                       --------------    --------------
                                                                           28,562,629        34,653,115
                                                                       --------------    --------------
  Currency translation adjustment                                             183,340       (1,449,317)
                                                                       --------------    --------------
     Total partners' capital                                               28,539,528        33,058,877
                                                                       --------------    --------------
     Total liabilities and partners' capital                              $80,239,942       $73,473,610
                                                                       ==============    ==============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.





                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                   ------------------------------------------------------------
                                                          1995                 1994                 1993
                                                   ------------------    -----------------    -----------------
REVENUES                                              $16,554,283           $9,088,929           $2,631,555
COSTS AND EXPENSES:
 Operating, general and administrative                (16,079,815)         (13,478,273)          (3,679,057)
 Management fees and allocated overhead
   from the General Partner                            (2,754,941)          (2,004,964)          (1,295,522)
 Depreciation and amortization                         (4,214,341)          (3,064,313)          (1,999,086)
                                                   ------------------    -----------------    -----------------
OPERATING LOSS                                         (6,494,814)          (9,458,621)          (4,342,110)
                                                   ------------------    -----------------    -----------------
OTHER INCOME (EXPENSE):
 Interest income                                           17,251              185,472               48,896
 Interest expense                                      (2,442,312)            (549,834)            (262,276)
 Other expenses (net)                                           -           (2,410,724)                   -
                                                   ------------------    -----------------    -----------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTERESTS                             (8,919,875)         (12,233,707)          (4,555,490)
   Minority interests                                   2,767,869            3,991,358              298,036
                                                 ------------------    -----------------    -----------------
   NET LOSS:                                          $(6,152,006)         $(8,242,349)         $(4,257,454)
                                                 ==================    =================    =================

ALLOCATION OF NET LOSS (Note 1):
 General Partner                                         $(61,520)            $(82,424)            $(42,575)
                                                   ==================    =================    =================
 Limited Partners                                     $(6,090,486)         $(8,159,925)         $(4,214,879)
                                                   ==================    =================    =================

NET LOSS PER LIMITED

  PARTNERSHIP UNIT                                       $(106.97)            $(149.06)            $(145.81)
                                                   ==================    =================    =================
WEIGHTED AVERAGE NUMBER OF LIMITED

  PARTNERSHIP UNITS OUTSTANDING                            56,935               54,743               28,906
                                                    =================     =================    =================


                The accompanying notes to financial statements
                   are an integral part of these statements.




                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                          (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                             For the Years Ended
                                                 December 31
                                     1995            1994            1993
                                 ------------    ------------    ------------
GENERAL PARTNER:
 Balance, beginning of period      $(144,921)       $(62,497)       $(19,922)
 Net loss for period                 (61,520)        (82,424)        (42,575)
                                 ------------    ------------    ------------
 Balance, end of period            $(206,441)      $(144,921)       $(62,497)
                                 ============    ============    ============
LIMITED PARTNERS:
 Balance, beginning of period    $34,653,115     $30,078,228     $14,312,432
                                 ------------    ------------    ------------
 Capital contributed                       -      14,765,000      23,166,000
 Less -
    Sales commissions                      -      (1,476,500)     (2,316,600)
    Syndication costs                      -        (553,688)       (868,725)
                                 ------------    ------------    ------------
 Net contributed capital                   -      12,734,812      19,980,675
 Net loss for period              (6,090,486)     (8,159,925)     (4,214,879)
                                 ------------    ------------    ------------
 Balance, end of period          $28,562,629     $34,653,115     $30,078,228
                                 ============    ============    ============
 Translation adjustment              183,340      (1,449,317)     (3,439,904)
                                 ------------    ------------    ------------
 Total partners' capital         $28,539,528     $33,058,877     $26,575,827
                                 ============    ============    ============



                The accompanying notes to financial statements
                   are an integral part of these statements.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended
                                                                                   December 31
                                                                     1995              1994              1993
                                                                --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(6,152,006)      $(8,242,349)      $(4,257,454)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Minority interests                                           (4,604,910)       (3,991,358)         (298,036)
      Depreciation and amortization                                 4,214,341         3,064,313         1,999,086
      Write off of deferred development expenditures                        -         2,487,690                 -
      Increase in other receivables                                  (942,689)         (875,105)       (1,406,049)
      Decrease in interest receivable                                       -                 -               664
      Increase in prepaid expenses and other assets                  (644,312)         (183,685)          (51,406)
      Decrease in accounts payable to related parties                       -          (715,592)                -
      (Decrease)/increase in trade accounts payable
       and accrued liabilities                                     (1,925,036)        2,670,952         2,016,788
                                                                --------------    --------------    --------------
Net cash used in operating activities                             (10,054,612)       (5,785,134)       (1,996,407)
                                                                --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction payments for cable television/telephony
     system                                                       (10,032,520)      (38,484,112)      (18,802,052)
Net cash used in investing activities                             (10,032,520)      (38,484,112)      (18,802,052)
                                                                --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributed capital, net of syndication costs
    and sales commissions                                                   -        12,734,812        19,980,675
   Proceeds from sale of common stock by subsidiary                         -        14,533,811                 -
   Investment by an affiliate of the General Partner                        -                 -         5,000,000
   Investment by an unaffiliated investor group                             -                 -         3,359,199
   Proceeds from borrowings                                        24,220,560           390,748         2,993,024
   Decrease (increase) in net subscriptions receivable                      -           531,300          (434,700)
   (Repayments of) proceeds from shareholder loans                 (4,374,752)        4,374,752                 -
   Increase in accounts payable to affiliates                         784,919                 -           323,359
   Repayment of property loan                                      (1,043,000)                -                 -
   Principal payments under capital leases                           (478,047)                -                 -
                                                                --------------    --------------    --------------
Net cash provided by financing activities                          19,109,680        32,565,423        31,221,557
                                                                --------------    --------------    --------------
Effect of exchange rate changes on cash                             1,514,876         1,902,201        (1,755,550)
Increase (decrease) in cash and cash equivalents                      537,424        (9,801,622)        8,667,548
Cash and cash equivalents, beginning of period                        139,307         9,940,929         1,273,381
Cash and cash equivalents, end of period                             $676,731          $139,307        $9,940,929
                                                                ==============    ==============    ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                   $2,245,782          $549,834          $262,276
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

      The period of the Partnership's first public offering expired on August 15, 1992. Because the Partnership required funds beyond those raised by its first offering in order to construct and develop a franchise to own and operate the South Herts System, the General Partner, on behalf of the Partnership, sold additional interests in the Partnership during an offering period that commenced in September 1992 and ended in April 1994. As of December 31, 1995, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

      Contributed Capital

    The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of Partners' Capital (Deficit). No existing limited partner is obligated to make any additional contributions to partnership capital.

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

      Investment in Subsidiary

      Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. Bell Cablemedia South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). There are approximately 94,000 homes in the franchise area, of which approximately 84,000 have been passed by the South Herts System's cable television/telephony network now that construction in the franchise area is substantially complete.

      On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts. The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. The Partnership reimbursed Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"), at cost, for their expenses in connection with obtaining, holding and maintaining the franchise rights or licenses for the South Herts System, for capital expenditures during the period before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, and for the amount of operating and interest expenses in excess of operating receipts incurred during such period, which totalled $4,996,700. Subsequent to the Partnership's acquisition of Bell Cablemedia South Herts, additional cost reimbursements have been made to the general partner for construction costs. Partnership funds are maintained in U.S. bank accounts as protection from foreign passive income tax restrictions and are used to reimburse the general partner for the South Herts System's construction and operation. Through December 31, 1995, the total amount reimbursed to fund the South Herts System's construction and development was approximately $48,800,000. As a result of the acquisition of the shares of Bell Cablemedia South Herts in 1992, it has been consolidated with the Partnership's operations.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Records

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership tax returns are also prepared on the accrual basis.

      Principles of Consolidation

      As a result of the Partnership's majority ownership of Bell
Cablemedia South Herts, it has been consolidated with the Partnership's operations in the accompanying audited financial statements as of December 31, 1995, 1994 and 1993.

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

      Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the year ended December 31, 1995 was $1.58 per United Kingdom pound sterling and the closing exchange rate at December 31, 1995 was $1.55 per United Kingdom pound sterling.

      Because the Partnership maintains its funds in US dollars but is required to reimburse the General Partner in UK pounds sterling for expenditures incurred by the General Partner for the construction and operation of the South Herts System, the Partnership may encounter currency exchange rate risks. To hedge these risks, the Partnership has entered into forward foreign exchange contracts from time to time. At December 31, 1995 and 1994 the Partnership had incurred a cumulative loss of $813,014 on forward foreign exchange contracts, which was capitalized in the investment in cable television and telecommunications properties. At December 31, 1995 the Partnership did not have any open forward foreign exchange contracts.

      Property, Plant and Equipment

      Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of the main construction build (defined as the "prematurity period"), which in most cases is no longer than two years, except in major urban markets, in which case the prematurity period may be longer than two years, portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The General Partner has estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. At December 31, 1995 and 1994, the investment in the cable television and telecommunications network was comprised of $70,267,477 and $66,244,817 of cable network and other electronic equipment, $2,110,988 and $2,022,595 of freehold buildings, and $2,694,913 and $1,957,834 of office and other equipment, respectively. As of December 31, 1995, the South Herts System had received $28,576,914 of revenue from operations. During 1994 Bell Cablemedia South Herts wrote off deferred development expenditure of $2,487,690 to the consolidated statement of operations.

      Depreciation is provided on property, plant and equipment at rates which are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. For 1994 there was a change in the assets' lives to a consistent basis with those adopted by the General Partner and its affiliates. The effect of this change increased the net loss by $358,835 for the year ended December 31, 1994. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 50 years for freehold property and 4-8 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues.


      Revenue Recognition

      Subscriber prepayments are initially deferred and recognized as revenue when earned.

      Other Receivables

      Refunds applied for of value-added taxes paid by the Partnership are recorded as other receivables on the Consolidated Balance Sheets.

      Pervasiveness of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      New Accounting Pronouncements

      In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership evaluates the recoverability of its property, plant and equipment and intangible assets using objective methodologies. Such methodologies include evaluations based on expected cash flows to be generated by the underlying assets or other determinants of fair value.
The adoption of SFAS 121 has no impact on the financial statements of the Partnership.

      In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", ("SFAS 123") which will be adopted by the Partnership in Fiscal 1996. The effect of adoption of SFAS 123 is not expected to have a material impact on the Partnership's financial position or results of operations.

      Presentation of Comparative Information

      Certain reclassifications have been made to the prior year's presentation to conform to that used in the current year.

(3)   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

      Consulting and Management Fees

      An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the years ended December 31, 1995, 1994 and 1993 were $1,068,887, $1,008,545, and $585,176, respectively. Of these amounts, $0, $0 and $453,502 were capitalized in the investment in cable television and telecommunications properties on the Consolidated Balance Sheets and $1,068,887, $1,008,545 and $131,674 were expensed on the Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993, respectively.

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

      The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1995, 1994 and 1993, reimbursement made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates (or its predecessor) for any allocable direct and indirect expenses totalled $1,419,554, $996,419 and $1,163,848 respectively.

      In connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan credit facility agreement entered into in April 1995, and described in section (4) below, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The fee was allocated between the investors in Bell Cablemedia South Herts in proportion to their shareholding. The Partnership's share of this fee amounted to $263,567.

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. For the years ended December 31, 1995, 1994 and 1993 no such interest was charged to the Partnership by the General Partner or its affiliates.

(4)   FINANCING

      The Partnership

      As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System.
As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1995 the Partnership had a receivable from BCM of approximately $16,000 but current liabilities of approximately $210,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

      Bell Cablemedia South Herts

      In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest on the loan was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the years ended December 31, 1995, 1994 and 1993, the South Herts System had recorded interest expense of $19,439, $81,050 and $98,471, respectively, on the loan.

      On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

      The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have not currently been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At December 31, 1995 the interest rate on this loan was 9.2%.

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

      Drawdowns of Pound Sterling15.6 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

(5)   COMMITMENTS

      Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original telecommunications license issued by the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that issued the telecommunications license.
On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, required that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995. At December 31, 1995 the South Herts System passed approximately 83,400 homes and over 3,000 businesses, thereby complying with the construction timetable in its license.

(6)   INCOME TAXES

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

      United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. Corporation tax is currently charged at a rate of 33 percent, with a lower rate of 25 percent (24% with effect from April 1, 1996 if proposed changes in the Finance Bill 1996 are enacted) applying to companies with profits of less than Pound Sterling300,000. Marginal relief applies where the profits exceed Pound Sterling300,000 but not Pound Sterling1,500,000. These limits are reduced proportionately where there is more than one associated company. Such corporation will be able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. No tax benefit has been recognized in the accompanying financial statements for tax net operating losses generated by Bell Cablemedia South Herts. Bell Cablemedia South Herts has approximately Pound Sterling10,600,000 of tax net operating losses carried forward at December 31, 1995 ( Pound Sterling8 million at December 31,
1994).

(7)   OBLIGATIONS UNDER CAPITAL LEASES

                                                        1995          1994
                                                         $             $
                                                     ----------    ----------
Minimum lease payments due:
      Less than one year                             1,149,160     1,081,573
      1-2 years                                      1,149,160     1,081,570
      2-3 years                                        923,831     1,081,570
      3-4 years                                        297,613       854,514
      4-5 years                                         37,908       223,493
                                                     ----------    ----------
                                                     3,557,672     4,322,720
 Less finance charges allocated to future periods     (632,451)     (919,452)
                                                     ----------    ----------
                                                     2,925,221     3,403,268
                                                     ==========    ==========
      Due within one year                              840,441       714,804
      Due after more than one year                   2,084,780     2,688,464
                                                     ----------    ----------
                                                     2,925,221     3,403,268
                                                     ==========    ==========



          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

            - None



                                   PART III.

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

      Name                          Age   Positions with the General Partner
      ----                          ---   ----------------------------------

      Daniel E Somers               48    Chairman of the Board

      William D Anderson            46    Director

      John W  Sheridan              41    Director

      Peter Lyne                    42    Director

Mr. Somers has been Chairman of the Board of Directors of the General Partner
since January 1996.   Mr. Somers was appointed a Director of BCM in November
1995 and as of January 1996 he became Chairman of the Board and Chief Executive Officer. Mr. Somers has been an Executive Vice-President of BCI since March 1995. Previously, Mr. Somers was Senior Vice President and Chief Financial Officer of BCI from January 1992 to March 1995. He was President and Chief Executive Officer of Radio Atlantic Holdings from January 1989 to January 1992. Mr. Somers was Executive Vice-President, Operations of Imasco Limited from July 1987 to January 1989. Prior to that, Mr. Somers held various positions at Hardee's and Imasco between 1977 and 1987.

Mr. Anderson has been a Director of the General Partner since July 1994. He was appointed a Director and Chief Financial Officer of BCM in May 1994. Prior to this he had been Vice-President, Taxation of BCE since January 1993 and Assistant Vice-President, Taxation of BCE from September 1991. From 1990 to 1991, Mr. Anderson was an independent tax consultant, and from 1972 to 1990, he was with a major Canadian and international accounting firm.

Mr. Sheridan has been a Director of the General Partner since December 1994. He has been Chief Operating Officer of BCM since January 1, 1995. Prior to this appointment in January 1995 he was Chief Executive of Bell Cablemedia (South East) Limited for two and a half years. Previously he was Vice President of Sales and Service for Bell Canada Inc.

Mr. Lyne has been a Director of the General Partner since February 1995. He has been Managing Director, South Region of BCM since January 1995. He joined BCM in July 1994 as Managing Director, East Region. Previously he was sales director for Northern Telecom Europe and has also worked for STC Plc and ICL plc.

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

      Jones International Securities, Ltd. ("JISL"), an affiliate of the Jones Global Funds, the former general partner, served as the dealer-manager of an offering of limited partnership interests in the Partnership during 1994 and received a fee equal to 10 percent of the gross proceeds and paid all commissions of broker-dealer firms that sell interests. Up to 9 percent of the gross proceeds paid to Jones International Securities, Ltd. was permitted to be reallowed to unaffiliated participating broker-dealer firms. No such fees were incurred by the Partnership for the year ended December 31, 1995.

      An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 1995 totalled $1,068,887.

      The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts System and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include but are not limited to rent, supplies, telephone, travel, copying charges and salaries of any full or part time employees.

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. No such interest charges were incurred by the Partnership for the year ended December 31, 1995.


                                   PART IV.

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

   (a)   The following documents are filed herewith as part of this report:

      1. See index to financial statements at page 29 for the list of financial statements and exhibits thereto filed as part of this report.

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

                                    SOUTH HERTFORDSHIRE UNITED
                                          KINGDOM FUND, LTD.
                                    a Colorado limited partnership



                                    By:  Fawnspring Limited,
                                          its General Partner


                                    By:  /s/ Daniel E Somers
                                         --------------------------
                                          Daniel E Somers
Date:  March 28, 1996                     Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By:  /s/ Daniel E Somers
                                       -----------------------------
                                       Daniel E Somers
                                       Director of
                                       Fawnspring Limited
Dated:  March 28, 1996                 (Principal Executive Officer)


                                    By:  /s/ William D. Anderson
                                       -----------------------------
                                       William D. Anderson
                                       Director of
                                       Fawnspring Limited
                                       (Principal Financial and
Dated:  March 28, 1996                 Accounting Officer)


                                    By:  /s/ John W. Sheridan
                                       -----------------------------
                                       John W. Sheridan
                                       Director of
Dated:  March 28, 1996                 Fawnspring Limited


                                    By:  /s/ Peter Lyne
                                       -----------------------------
                                       Peter Lyne
Dated:  March 28, 1996                 Director of
                                       Fawnspring Limited


                               EXHIBIT INDEX

Number            Description
------            -----------

27.1              Financial Data Schedule.