Form 10-Q
period 1996-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1996-05-14
CIK 857957

==============================================================================
                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________

                       Commission File Number:  0-19889

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
               Exact name of registrant as specified in charter

           Colorado                                    84-1145140
     ---------------------                       ---------------------
     State of organization                       I.R.S. employer I.D.#

  Bell Cablemedia House, Upton Road, Watford, Hertfordshire, WD1 7EL, England
  ---------------------------------------------------------------------------
                     Address of principal executive office

                              011 44 1923 444000
                       -----------------------------
                       Registrant's telephone number

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes / X /    No /  /
                                                     ----        ---
==============================================================================

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                              March 31,        December 31,
                                                1996               1995
                                           --------------    --------------
ASSETS:
- ------


CASH AND CASH EQUIVALENTS                    $   385,505        $  676,731


RECEIVABLES
  Other receivables net of allowances
  for doubtful accounts of $767,092
  and $697,594 at March 31, 1996 and
  December 31, 1995, respectively              3,087,789         3,394,542

PREPAID EXPENSES                                 216,350           360,602
                                           -------------     -------------
CURRENT ASSETS                                 3,689,644         4,431,875



INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net
  of accumulated depreciation and
  amortization of  $10,509,554 and
  $9,490,853 at March 31, 1996 and
  December 31, 1995, respectively             73,466,253        75,073,378


OTHER ASSETS                                     699,761           734,689
                                           -------------     -------------
                 Total assets                $77,855,658       $80,239,942
                                           -------------     -------------



       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.




                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                              March 31,        December 31,
                                                1996               1995
                                           --------------    --------------

LIABILITIES:
  Accounts payable to affiliates and
    related parties                            $2,718,638         $2,232,050
  Trade accounts payable                        3,284,743          4,652,911
  Accrued liabilities                           3,528,510          3,720,929
  Short term obligations under capital
    leases                                        856,160            840,441
                                           --------------    ---------------
           Current liabilities                 10,388,051         11,446,331
  Long term debt                               25,645,200         24,220,560
  Long term obligations under capital
    leases                                      1,827,929          2,084,780
                                           --------------    ---------------
            Total liabilities                  37,861,180         37,751,671
                                           --------------    ---------------

COMMITMENTS AND CONTINGENCIES                          --                 --
MINORITY INTERESTS                             13,143,075         13,948,743
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                             1,000              1,000
    Accumulated deficit                          (219,638)          (207,441)
                                           --------------    ---------------
                                                 (218,638)          (206,441)
                                           --------------    ---------------
  Limited Partners
    Net contributed capital (56,935
      units outstanding at March 31,
      1996 and December 31, 1995,
      respectively)                            48,817,997         48,817,997
  Accumulated deficit                         (21,462,849)       (20,255,368)
                                           --------------    ---------------
                                               27,355,148         28,562,629
                                           --------------    ---------------
Currency translation adjustment                  (285,107)           183,340
                                           --------------    ---------------
Total partners' capital                        26,851,403         28,539,528
                                           --------------    ---------------
Total liabilities and partners' capital       $77,855,658        $80,239,942
                                           --------------    ---------------


       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the three months ended
                                                          March 31,
                                                  --------------------------
                                                      1996           1995
                                                  ------------   -----------

REVENUES                                            $4,952,607    $3,502,416

COSTS AND EXPENSES:
  Operating, general and administrative             (4,036,137)   (3,826,308)
  Management fees and allocated
    overhead from the General Partner                 (870,593)     (317,820)
  Depreciation and amortization                     (1,178,788)   (1,014,318)
                                                  ------------   -----------

OPERATING LOSS                                      (1,132,911)   (1,656,030)

OTHER INCOME (EXPENSE):
  Interest expense                                    (661,650)     (485,968)
  Interest income                                        3,439            --
                                                  ------------   -----------

LOSS BEFORE MINORITY INTERESTS                      (1,791,122)   (2,141,998)
  Minority interests                                   571,444       678,952
                                                  ------------   -----------

NET LOSS                                           $(1,219,678)  $(1,463,046)
ALLOCATION OF NET LOSS:
  General Partner                                     $(12,197)     $(14,630)
  Limited Partners                                 $(1,207,481)  $(1,448,416)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $(21.21)      $(25.44)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                56,935        56,935
  UNITS OUTSTANDING


        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   For the three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1996           1995
                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(1,219,678)    $(1,463,046)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Minority interests                                 (805,668)       (678,952)
  Depreciation and amortization                     1,178,788       1,014,318
  Decrease (increase) in other receivables            306,753         (24,665)
  Decrease (increase) in prepaid expenses
    and other assets                                  179,180        (225,276)
  Increase (decrease) in accounts payable
     to related parties                               486,588        (790,088)
  Decrease in trade accounts payable and
     accrued liabilities                             (208,277)     (3,762,442)
                                                  ------------    -----------
     Net cash used in operating activities            (82,314)     (5,930,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable
    television/telephony system                      (923,973)     (4,734,511)
                                                  ------------    -----------
     Net cash used in investing activities           (923,973)     (4,734,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in borrowings                            1,424,640              --
  Repayment of shareholder loans                           --       9,825,552
  Principal payments under capital leases            (241,132)     (1,082,436)
                                                  ------------    -----------
     Net cash provided by financing activities      1,183,508       8,743,116
                                                  ------------   ------------
Effect of currency exchange rate changes             (468,447)      2,311,755
(Decrease) increase in cash and cash equivalents     (291,226)        390,209
Cash and cash equivalents, beginning of period        676,731         139,307
                                                  ------------   ------------
Cash and cash equivalents, end of period             $385,505        $529,516
                                                  ------------   ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                        $606,833        $560,280



        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY
     ------------------------

Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 1996, the network consisted of approximately 550 miles of cable plant, which passed approximately 84,000 homes. At March 31, 1996 the South Herts System's cable television customers totalled approximately 19,200 and the South Herts System's residential telephony lines totalled approximately 22,300. In addition, the South Herts System provided telephony services to over 850 businesses in its franchise area.

On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through March 31, 1996, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) issued by BCM in connection with a planned public offering of ADSs by BCM.

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

BCM, through its majority-owned subsidiaries and its interests in Bell Cablemedia South Herts and Videotron Holdings Plc, in which BCM owns a 26.2 percent equity interest, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended March 31, 1996 and 1995 were $416,176 and $223,870 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, respectively.

The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 1996 and 1995, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $454,417 and $93,950 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 1996 and 1995, no such interest had been charged to the Partnership by the General Partner or its affiliates.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the three months ended March 31, 1996 was $1.53 per United Kingdom pound sterling and the closing exchange rate at March 31, 1996 was $1.53 per United Kingdom pound sterling.

Property, Plant and Equipment

Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. The General Partner has estimated a prematurity period of three years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the customer level expected at the end of the prematurity period, after which no further expenses are capitalized. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television/telephony are capitalized and included as a component of the investment in cable television and telecommunications properties.

Depreciation is provided on property, plant and equipment at rates which are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence.
Depreciation is provided on a straight line basis over 5-40 years for the cable network and other electronic equipment, 50 years for freehold property and 4-8 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues.

(5)  FINANCINGS
     ----------

On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At March 31, 1996 the average interest rate on this loan was 8.5%.

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

Drawdowns of Pound Sterling16.8 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

(6)  COMMITMENTS
     -----------

As of March 31, 1996 approximately 90 percent of the homes in the South Herts System had been passed with cable. Because Bell Cablemedia South Herts did not meet the construction timetable set forth in the original license issued for the South Hertfordshire franchise area, Bell Cablemedia South Herts requested an amendment of the construction timetable from OFTEL, the United Kingdom regulatory authority that is responsible for enforcing the license.
On February 28, 1994, OFTEL modified the South Herts System's license. The license, as modified, requires that the South Herts System pass 60,000 premises with cable by December 31, 1994 and that it be completed (by passing 85,000 premises) by December 31, 1995. At December 31, 1995, the South Herts System passed approximately 83,400 homes and over 3,000 businesses, thereby complying with the construction timetable in its license.



                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND

South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of March 31, 1996, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through March 31, 1996 the total amount invested by the Partnership was approximately $48,800,000.

Bell Cablemedia South Herts provides a local telephony service using telephony switching equipment that it owns, and it has entered into interconnection agreements with British Telecommunications plc and Mercury Communications Limited so that it can provide local, long-distance, national and international telephony services. The interconnection agreement with British Telecommunications plc has a major review on April 1, 1997. The interconnection agreement with Mercury Communications Limited may be terminated on 12 months' notice by either party. Testing of the telephony service started in November 1992, and the service was first offered to the South Herts System's subscribers in February 1993.

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

On June 10, 1994, Jones Global Group, Inc. ("Global Group"), Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to Bell Cablemedia plc ("BCM") in exchange for ordinary shares in the form of American Depositary Shares ("ADSs") issued by BCM in connection with a planned public offering of ADSs by BCM.

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

BCM, through its majority-owned subsidiaries and its interests in Bell Cablemedia South Herts and Videotron Holdings Plc, in which BCM owns a 26.2 percent equity interest, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering over one million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over two million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 1996 the Partnership had current liabilities of approximately $350,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At March 31, 1996 the average interest rate on this loan was 8.5%

The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a homes marketed test, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

Drawdowns of Pound Sterling16.8 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

RESULTS OF OPERATIONS

Revenues of the Partnership increased $1,450,191 for the three months ended March 31, 1996, over the corresponding period in 1995 from $3,502,416 in 1995 to $4,952,607 in 1996. These increases were the result of increases in the South Herts System's customer subscriber base due primarily to additional activated plant in 1995. The South Herts System served approximately 19,200 basic cable television customers, 22,300 residential telephony lines and over 850 business telephony customers at March 31, 1996 as compared to approximately 15,000 basic cable television customers, 17,800 residential telephony lines and 550 business telephony customers at March 31, 1995.

Operating, general and administrative expenses increased $209,829 for the three months ended March 31, 1996 over the corresponding period in 1995 from $3,826,308 in 1995 to $4,036,137 in 1996. These increases were primarily due to increases in telephony and programming costs, offset by reductions in overhead costs resulting from the provision of additional services by the General Partner in 1996 as compared to 1995. The increases in telephony and programming costs are related to the growth in the South Herts system's size and customer base.

Management fees and allocated overhead from the General Partner increased by $552,773 for the three months ended March 31, 1996 over the corresponding period in 1995 from $317,820 in 1995 to $870,593 in 1996. These increases were partly due to an increase in allocated overhead due to the increased number of customers and the provision of additional services by the General Partner in 1996 as compared to 1995. There was also an increase in management fees, due to the increased number of customers.

Depreciation and amortization expense increased $164,470 for the three months ended March 31, 1996, over the corresponding period in 1995, from $1,014,318 in 1995 to $1,178,788 in 1996. These increases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system.

Interest expense increased by $175,682 for the three months ended March 31, 1996 over the corresponding period in 1995, from $485,968 in 1995 to $661,650 in 1996. These increases were generally due to an increase in outstanding indebtedness during the year ended March 31, 1996 under a credit facility, entered into in April 1995, which was used to repay temporary loans from BCM and to fund the construction of the network.

Interest income increased by $3,439 for the three months ended March 31, 1996, over the corresponding period in 1995, from $0 in 1995 to $3,439 in 1996. The increase in interest income was the result of interest received on temporary cash balances in the 1996 period following improved treasury arrangements.

Net loss decreased by $243,368 for the three months ended March 31, 1996, over the corresponding period in 1995, from $1,463,046 in 1995 to $1,219,678 in 1995. The reduction in net loss was due to the increase in revenue, which led to an increase in contribution margin which exceeded the increases in overheads and interest expenses.


                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

                                          SOUTH HERTFORDSHIRE UNITED
                                            KINGDOM FUND, LTD.
                                          a Colorado limited partnership
                                          BY:  FAWNSPRING LIMITED
                                                Its General Partner


                                          BY:  /s/ William Anderson
                                             -------------------------------
                                                   William Anderson
                                                   Director


May 14, 1996.