Form 10-Q
period 1996-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1996-08-12
CIK 857957

==============================================================================
                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

         (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1996.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from _____________ to _____________

                      Commission File Number: 0-19889

               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
               ---------------------------------------------
             Exact name of registrant as specified in charter

                                ----------

                  Colorado                          84-1145140
                  --------                          ----------
           State of organization                I.R.S. employer I.D.#


Bell Cablemedia House, Upton Road, Watford, Hertfordshire, WD1 7EL, England
- ---------------------------------------------------------------------------
                   Address of principal executive office

                            011 44 1923 444000
                            ------------------

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

                              Yes |X| No | |

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                  June 30,       December 31,
                                                    1996            1995
                                                 ----------      ------------
ASSETS:

CASH AND CASH EQUIVALENTS ................       $1,070,781        $  676,731

RECEIVABLES

  Other receivables net of allowances
  for doubtful accounts of $795,261 and
  $697,594 at June 30, 1996 and December
  31, 1995, respectively .................       3,311,423          3,394,542

PREPAID EXPENSES .........................         364,175            360,602
                                                 ---------          ---------
CURRENT ASSETS ...........................       4,746,379          4,431,875

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of
  accumulated depreciation and
  amortization of $11,941,035 and
  $9,490,853 at June 30, 1996 and
  December 31, 1995, respectively ........      74,918,438         75,073,378

OTHER ASSETS .............................         689,295            734,689
                                               -----------        -----------
                 Total assets ............     $80,354,112        $80,239,942
                                               -----------        -----------





 The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                    June 30,     December 31,
                                                      1996           1995
                                                 ------------    ------------
LIABILITIES:

  Accounts payable to affiliates and
  related parties .............................. $  5,304,070    $  2,232,050
  Trade accounts payable .......................    4,012,555       4,652,911
  Accrued liabilities ..........................    2,944,837       3,720,929
  Short term obligations under capital leases ..      883,733         840,441
                                                 ------------    ------------
           Current liabilities .................   13,145,195      11,446,331
  Long term debt ...............................   26,725,360      24,220,560
  Long  term obligations under capital leases ..    1,628,285       2,084,780
                                                 ------------    ------------
            Total liabilities ..................   41,498,840      37,751,671
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES ..................         --              --
MINORITY INTERESTS .............................   12,794,730      13,948,743
PARTNERS' CAPITAL (DEFICIT):

  General Partner
    Contributed capital ........................        1,000           1,000
    Accumulated deficit ........................     (232,069)       (207,441)
                                                 ------------    ------------
                                                     (231,069)       (206,441)
                                                 ------------    ------------

  Limited Partners

    Net contributed capital (56,935 units
      outstanding at June 30, 1996 and
      December 31, 1995 respectively) ..........   48,817,997      48,817,997
Accumulated deficit ............................  (22,693,506)    (20,255,368)
                                                 ------------    ------------
                                                   26,124,491      28,562,629
                                                 ------------    ------------

Currency translation adjustment ................      167,120         183,340
                                                 ------------    ------------
Total partners' capital ........................   26,060,542      28,539,528
                                                 ------------    ------------
Total liabilities and partners' capital ........ $ 80,354,112    $ 80,239,942
                                                 ------------    ------------




 The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the three months ended              For the six months ended
                                                                     June 30,                                June 30,
                                                          -------------------------------         -------------------------------
                                                              1996               1995               1996                 1995
                                                          -----------         -----------         -----------         -----------


REVENUES ...........................................      $ 5,019,204         $ 3,966,334         $ 9,971,811         $ 7,468,750

COSTS AND EXPENSES:

  Operating ........................................        2,256,075           1,852,883           4,621,737           3,460,096
  Selling, general and administrative ..............        1,476,645           2,114,000           3,147,120           4,333,095
  Management fees and allocated
    overhead from the General Partner ..............        1,226,098           1,093,305           2,096,691           1,411,125
  Depreciation and amortization ....................        1,224,440           1,058,255           2,403,228           2,072,573
                                                          -----------         -----------         -----------         -----------

OPERATING LOSS .....................................       (1,164,054)         (2,152,109)         (2,296,965)         (3,808,139)

OTHER INCOME (EXPENSE):

  Interest expense .................................         (662,471)           (574,916)         (1,324,121)         (1,060,884)
  Interest income ..................................            8,978                  --              12,417                  --
                                                          -----------         -----------         -----------         -----------

LOSS BEFORE MINORITY INTERESTS .....................       (1,817,547)         (2,727,025)         (3,608,669)         (4,869,023)
  Minority interests ...............................          574,459             790,246           1,145,903           1,469,198
                                                          -----------         -----------         -----------         -----------

NET LOSS ...........................................      $(1,243,088)        $(1,936,779)        $(2,462,766)        $(3,399,825)
ALLOCATION OF NET LOSS:
  General Partner ..................................      $   (12,431)        $   (19,368)        $   (24,628)        $   (33,998)
  Limited Partners .................................      $(1,230,657)        $(1,917,411)        $(2,438,138)        $(3,365,827)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT .................................      $    (21.61)        $    (33.68)        $    (42.82)        $    (59.12)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING ................................           56,935              56,935              56,935              56,935


 The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the six months ended
                                                           June 30,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .....................................  $(2,462,766)   $ (3,399,825)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Minority interests ...........................   (1,145,903)     (1,469,198)
  Depreciation and amortization ................    2,403,228       2,072,573
  Increase in other receivables ................     (104,796)        (46,175)
  Decrease (increase) in prepaid
    expenses and other assets ..................      230,496        (701,569)
  Increase (decrease) in accounts payable
    to related parties .........................    3,074,480        (952,354)
  Decrease in trade accounts payable and
    accrued liabilities ........................     (933,140)     (1,734,319)
                                                  -----------    ------------
     Net cash used in operating activities .....    1,061,599      (6,230,867)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction payments for cable
    television/telephony system ................   (2,711,487)     (6,882,227)
                                                  -----------    ------------
     Net cash used in investing activities .....   (2,711,487)     (6,882,227)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings .......................    2,445,760      17,114,678
  Repayment of shareholder loans ...............           --      (3,977,596)
  Principal payments under capital leases ......     (408,726)             --
                                                  -----------    ------------
     Net cash provided by financing activities .    2,037,034      13,137,082
                                                  -----------    ------------
Effect of currency exchange rate changes .......        6,904         961,691
Increase in cash and cash equivalents ..........      394,050         985,679
Cash and cash equivalents, beginning of period .      676,731         139,307
                                                  -----------    ------------
Cash and cash equivalents, end of period .......  $ 1,070,781    $  1,124,986
                                                  -----------    ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid ..................................  $ 1,054,184    $    795,031



 The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 1996 and its results of operations and cash flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY
     ------------------------

     Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 1996, the network consisted of approximately 550 miles of cable plant, which passed approximately 84,000 homes. At June 30, 1996 the South Herts System's cable television customers totalled approximately 19,850 and the South Herts System's residential telephony lines totalled approximately 23,300. In addition, the South Herts System provided telephony services to approximately 850 businesses in its franchise area.

     On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through June 30, 1996, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

     In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested (pound)3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest (pound)6,800,000 in Bell Cablemedia South Herts, of which (pound)2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested (pound)3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested (pound)503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested (pound)1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire Inc. invested (pound)466,800 for 4,668 Class B shares.

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

     On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October 1994, the Partnership invested (pound)5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested (pound)2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested (pound)1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested (pound)705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.

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

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended June 30, 1996 and 1995 were $370,250 and $241,738 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 respectively.

     Consulting fees paid or payable by Bell Cablemedia South Herts for the six months ended June 30, 1996 and 1995 were $786,426 and $465,432 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995 respectively.

     The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1996 and 1995, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $855,848 and $585,300 respectively. During the six months ended June 30, 1996 and 1995, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,310,265 and $679,426 respectively. These increases were due to an increase in the provision of services by the General Partner in 1996 as compared to 1995.

     In connection with Bell Cablemedia South Herts' (pound)25,000,000 revolving and term loan credit facility agreement entered into in April 1995, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The Partnership's share of this fee amounted to $266,267.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and six months ended June 30, 1996 and 1995, no such interest had been charged to the Partnership by the General Partner or its affiliates.

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

      Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the six months ended June 30, 1996 was $1.53 per United Kingdom pound sterling and the closing exchange rate at June 30, 1996 was $1.55 per United Kingdom pound sterling.

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

(5)  FINANCINGS
     ----------

     On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

     The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At June 30, 1996 the average interest rate on this loan was 8.2%.

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

     Drawdowns of (pound)17.2 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                          (A Limited Partnership)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

BACKGROUND

     South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of June 30, 1996, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

     In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through June 30, 1996 the total amount invested by the Partnership was approximately $48,800,000.

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

     In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Bell Cablemedia South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested (pound)3,400,000 in Bell Cablemedia South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest (pound)6,800,000 in Bell Cablemedia South Herts of which (pound)2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994 the Sandler Group invested (pound)3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested (pound)503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested (pound)1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested (pound)466,800 for 4,668 Class B shares.

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

     On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October, 1994, the Partnership invested (pound)5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested (pound)2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested (pound)1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested (pound)705,000 in Bell Cablemedia South Herts for 7,050 Class A Shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 1996 the Partnership had current liabilities of approximately $400,000, most of which were payable to the General Partner.

     Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

     The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At June 30, 1996 the average interest rate on this loan was 8.2%.

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

     Drawdowns of (pound)17.2 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

RESULTS OF OPERATIONS

     Revenues of the Partnership increased $1,052,870 for the three months ended June 30, 1996, over the corresponding period in 1995 from $3,966,334 in 1995 to $5,019,204 in 1996. Revenues of the Partnership increased $2,503,061 for the six months ended June 30, 1996, over the corresponding period in 1995 from $7,468,750 in 1995 to $9,971,811 in 1996. These increases were the result of increases in the South Herts System's customer base due primarily to additional activated plant in 1995. The South Herts System served approximately 19,850 basic cable television customers, 23,300 residential telephony lines and 850 business telephony customers at June 30, 1996 as compared to approximately 16,500 basic cable television customers, 18,600 residential telephony lines and 600 business telephony customers at June 30, 1995.

      Operating expenses increased $403,192 for the three months ended June 30, 1996 over the corresponding period in 1995 from $1,852,883 in 1995 to $2,256,075 in 1996. Operating expenses increased $1,161,641 for the six months ended June 30, 1996 over the corresponding period in 1995 from $3,460,096 in 1995 to $4,621,737 in 1996. These increases relate to telephony and programming costs arising from the growth in the South Herts' customer base.

     Selling, general and administrative expenses reduced $637,355 for the three months ended June 30, 1996 over the corresponding period in 1995 from $2,114,000 in 1995 to $1,476,645 in 1996. Selling, general and administrative expenses reduced $1,185,975 for the six months ended June 30, 1996 over the corresponding period in 1995 from $4,333,095 in 1995 to $3,147,120 in 1996. These reductions were primarily due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1996 as compared to 1995.

     Management fees and allocated overhead from the General Partner increased by $132,793 for the three months ended June 30, 1996 over the corresponding period in 1995 from $1,093,305 in 1995 to $1,226,098 in 1996.
Management fees and allocated overhead from the General Partner increased by $685,566 for the six months ended June 30, 1996 over the corresponding period in 1995 from $1,411,125 in 1995 to $2,096,691 in 1996. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined for both the three and six month periods ended June 30, 1996 compared with the corresponding periods of 1995.

     Depreciation and amortization expense increased $166,185 for the three months ended June 30, 1996, over the corresponding period in 1995, from $1,058,255 in 1995 to $1,224,440 in 1996. Depreciation and amortization expense increased $330,655 for the six months ended June 30, 1996, over the corresponding period in 1995, from $2,072,573 in 1995 to $2,403,228 in 1996.
These increases were due to increases in the Partnership's depreciable asset base.

     Interest expense increased by $87,555 for the three months ended June 30, 1996 over the corresponding period in 1995, from $574,916 in 1995 to $662,471 in 1996. Interest expense increased by $263,237 for the six months ended June 30, 1996 over the corresponding period in 1995, from $1,060,884 in 1995 to $1,324,121 in 1996. These increases were generally due to an increase in outstanding indebtedness during the year ended June 30, 1996.

     Interest income increased by $8,978 for the three months ended June 30, 1996, over the corresponding period in 1995, from $0 in 1995 to $8,978 in 1996. Interest income increased by $12,417 for the six months ended June 30, 1996, over the corresponding period in 1995, from $0 in 1995 to $12,417 in 1996. The increases in interest income were the result of interest received on temporary cash balances in the 1996 periods following revised treasury arrangements.

     Net loss decreased by $693,691 for the three months ended June 30, 1996, over the corresponding period in 1995, from $1,936,779 in 1995 to $1,243,088 in 1996. Net loss decreased by $937,059 for the six months ended June 30, 1996, over the corresponding period in 1995, from $3,399,825 in 1995 to $2,462,766 in 1996. The reductions in net loss were due to the increases in revenue, which led to increases in contribution margin, combined with reductions in overheads. The effect of these factors was only partly offset by the increases in depreciation and interest expenses.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     a)       Exhibits

                27 -- Financial Data Schedule

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

                                              SOUTH HERTFORDSHIRE UNITED
                                                KINGDOM FUND, LTD.

                                              a Colorado limited partnership

                                              BY: FAWNSPRING LIMITED

                                              Its General Partner

                                                  /s/ William Anderson
                                              BY:__________________________
                                                 William Anderson
                                                 Director

August 7, 1996.