Form 10-Q
period 1996-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1996-11-13
CIK 857957

==============================================================================



                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




         (Mark One)


           [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


           For the quarterly period ended September 30, 1996.


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
                          (A Limited Partnership)

                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                           September         December
                                                                                              30,              31,
                                                                                             1996             1995
                                                                                       -------------    -------------
ASSETS:


CASH AND CASH EQUIVALENTS                                                                   $275,538         $676,731


RECEIVABLES
  Other receivables net of allowances for doubtful accounts of $858,946 and
  $697,594 at September 30, 1996 and December 31, 1995, respectively                       3,822,323        3,394,542

PREPAID EXPENSES                                                                             216,999          360,602
                                                                                       -------------    -------------
CURRENT ASSETS                                                                             4,314,860        4,431,875

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated                                        75,020,134       75,073,378
 depreciation and amortization of  $13,301,007 and $9,490,853 at
 September 30, 1996  and December 31, 1995, respectively

OTHER ASSETS                                                                                 670,431          734,689
                                                                                       -------------    -------------
                 Total assets                                                            $80,005,425      $80,239,942
                                                                                       -------------    -------------




       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.






               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                 September          December
                                                                                    30,               31,
                                                                                   1996              1995
                                                                            --------------    --------------
LIABILITIES:
  Accounts payable to affiliates and related parties                            $5,929,312        $2,232,050
  Trade accounts payable                                                         4,711,287         4,652,911
  Accrued liabilities                                                            3,666,497         3,720,929
  Short term obligations under capital leases                                      613,120           840,441
                                                                            --------------    --------------
           Current liabilities                                                  14,920,216        11,446,331
  Long term debt                                                                26,265,120        24,220,560
  Long  term obligations under capital leases                                    1,638,345         2,084,780
                                                                            --------------    --------------
            Total liabilities                                                   42,823,681        37,751,671
                                                                            --------------    --------------

COMMITMENTS AND CONTINGENCIES                                                           -                  -
MINORITY INTERESTS                                                              12,264,900        13,948,743
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                              1,000             1,000
    Accumulated deficit                                                          (245,050)         (207,441)
                                                                            --------------    --------------
                                                                                 (244,050)         (206,441)
                                                                            --------------    --------------
  Limited Partners
    Net contributed capital (56,935 units outstanding at                        48,817,997        48,817,997
      September 30, 1996 and December 31, 1995 respectively)
  Accumulated deficit                                                         (23,978,683)      (20,255,368)
                                                                            --------------    --------------
                                                                                24,839,314        28,562,629
                                                                            --------------    --------------
Currency translation adjustment                                                    321,580           183,340
                                                                            --------------    --------------
Total partners' capital                                                         24,916,844        28,539,528
                                                                            --------------    --------------
Total liabilities and partners' capital                                        $80,005,425       $80,239,942
                                                                            --------------    --------------



       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.






                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                For the three months ended                   For the nine months ended
                                                        September 30,                              September 30,
                                          ----------------------------------------    ----------------------------------------
                                                       1996                1995                    1996                1995
                                          ------------------    ------------------    -------------------    -----------------

REVENUES                                          $5,071,969            $4,375,399            $15,043,780          $11,844,149

COSTS AND EXPENSES:
  Operating                                        2,376,575             2,023,708              6,998,312            5,483,804
  Selling, general and administrative              1,707,795             2,388,887              4,854,915            6,721,982
  Management fees and allocated
    overhead from the General Partner                898,937               703,291              2,995,628            2,114,416
  Depreciation and amortization                    1,282,233             1,088,512              3,685,461            3,161,085
                                          ------------------    ------------------    -------------------    -----------------

OPERATING LOSS                                   (1,193,571)           (1,828,999)            (3,490,536)          (5,637,138)

OTHER INCOME (EXPENSE):
  Interest expense                                 (721,560)             (598,950)            (2,045,681)          (1,659,834)
  Interest income                                     9,912                     -                 22,329                    -
                                          ------------------    ------------------    -------------------    -----------------

LOSS BEFORE MINORITY INTERESTS                   (1,905,219)           (2,427,949)            (5,513,888)          (7,296,972)
  Minority interests                                 607,061               789,598              1,752,964            2,258,796
                                          ------------------    ------------------    -------------------    -----------------

NET LOSS                                        $(1,298,158)           $(1,638,351)           $(3,760,924)        $(5,038,176)

ALLOCATION OF NET LOSS:
  General Partner                                  $(12,981)             $(16,384)              $(37,609)            $(50,382)
  Limited Partners                              $(1,285,177)          $(1,621,967)           $(3,723,315)         $(4,987,794)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                  $(22.58)              $(28.49)               $(65.40)             $(87.61)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                              56,935              56,935                   56,935             56,935
  UNITS OUTSTANDING



        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          For the nine months ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                                 1996               1995
                                                                                      ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $(3,760,924)       $(5,038,176)
Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interests                                                                       (1,752,964)        (2,258,796)
  Depreciation and amortization                                                             3,685,461          3,161,085
  Increase in other receivables                                                              (588,364)        (1,350,802)
  Decrease (increase) in prepaid expenses and other assets                                    402,227          (830,644)
  Increase (decrease) in accounts payable to related parties                                3,679,836          (638,184)
  Increase in trade accounts payable and accrued liabilities                                  183,101            156,937
                                                                                      ---------------    ---------------
     Net cash generated (used) in operating activities                                      1,848,373         (6,798,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system                              (3,411,364)        (9,454,687)
                                                                                      ---------------    ---------------
     Net cash used in investing activities                                                 (3,411,364)        (9,454,687)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings                                                                    1,846,680         20,614,617
  Repayment of shareholder loans                                                                   -          (4,374,755)
  Principal payments under capital leases                                                    (683,227)                  -
                                                                                      ---------------    ---------------
     Net cash provided by financing activities                                              1,163,453         16,239,862
                                                                                      ---------------    ---------------
Effect of currency exchange rate changes                                                       (1,655)           654,153
(Decrease) increase in cash and cash equivalents                                             (401,193)           640,748
Cash and cash equivalents, beginning of period                                                676,731            139,307
                                                                                      ---------------    ---------------
Cash and cash equivalents, end of period                                                     $275,538           $780,055
                                                                                      ---------------    ---------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                              $1,742,518         $1,251,094





        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



               SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 1996 and its results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 1996, the network consisted of approximately 550 miles of cable plant, which passed approximately 84,500 homes. At September 30, 1996 the South Herts System's cable television customers totalled approximately 19,850 and the South Herts System's residential telephony lines totalled approximately 23,600. In addition, the South Herts System provided telephony services to approximately 900 businesses in its franchise area.

On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through September 30, 1996, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended September 30, 1996 and 1995 were $254,429 and $305,069 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 respectively.

Consulting fees paid or payable by Bell Cablemedia South Herts for the nine months ended September 30, 1996 and 1995 were $1,040,855 and $770,501 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995 respectively.

The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1996 and 1995, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $644,508 and $398,222 respectively. During the nine months ended September 30, 1996 and 1995, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,954,773 and $1,077,648 respectively. These increases were due to an increase in the provision of services by the General Partner in 1996 as compared to 1995.

In connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan credit facility agreement entered into in April 1995, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The Partnership's share of this fee amounted to $266,267.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership or Bell Cablemedia South Herts, although they are not required to do so. The Partnership and Bell Cablemedia South Herts will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For both the three and nine months ended September 30, 1996, this interest charge was $61,473; for both the three and nine months ended September 30, 1995, no such interest had been charged to the Partnership or Bell Cablemedia South Herts by the General Partner or its affiliates.

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

Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the nine months ended September 30, 1996 was $1.54 per United Kingdom pound sterling and the closing exchange rate at September 30, 1996 was $1.56 per United Kingdom pound sterling.

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

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003.
The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At September 30, 1996 the average interest rate on this loan was 8.0%.

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

Net drawdowns of Pound Sterling16.8 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.



                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND

South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of September 30, 1996, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through September 30, 1996 the total amount invested by the Partnership was approximately $48,800,000.

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


LIQUIDITY AND CAPITAL RESOURCES

The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 1996 the Partnership had current liabilities of approximately $500,000, most of which were payable to the General Partner.

Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement").

The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003.
The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling25,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling25,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At September 30, 1996 the average interest rate on this loan was 8.0%

The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a homes marketed test, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

Net drawdowns of Pound Sterling16.8 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

Revenues of the Partnership increased $696,570 for the three months ended September 30, 1996, over the corresponding period in 1995 from $4,375,399 in 1995 to $5,071,969 in 1996. Revenues of the Partnership increased $3,199,631 for the nine months ended September 30, 1996, over the corresponding period in 1995 from $11,844,149 in 1995 to $15,043,780 in 1996. These increases were the result of increases in the South Herts System's customer base due primarily to additional activated plant in 1995. The South Herts System served approximately 19,850 basic cable television customers, 23,600 residential telephony lines and 900 business telephony customers at September 30, 1996 as compared to approximately 17,700 basic cable television customers, 20,100 residential telephony lines and 700 business telephony customers at September 30, 1995.

Operating expenses increased $352,867 for the three months ended September 30, 1996 over the corresponding period in 1995 from $2,023,708 in 1995 to $2,376,575 in 1996. Operating expenses increased $1,514,508 for the nine months ended September 30, 1996 over the corresponding period in 1995 from $5,483,804 in 1995 to $6,998,312 in 1996. These increases relate to telephony and programming costs arising from the growth in the South Herts' customer base.

Selling, general and administrative expenses reduced $681,092 for the three months ended September 30, 1996 over the corresponding period in 1995 from $2,388,887 in 1995 to $1,707,795 in 1996. Selling, general and administrative expenses reduced $1,867,067 for the nine months ended September 30, 1996 over the corresponding period in 1995 from $6,721,982 in 1995 to $4,854,915 in 1996. These reductions were primarily due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1996 as compared to 1995.

Management fees and allocated overhead from the General Partner increased by $195,646 for the three months ended September 30, 1996 over the corresponding period in 1995 from $703,291 in 1995 to $898,937 in 1996. Management fees and allocated overhead from the General Partner increased by $881,212 for the nine months ended September 30, 1996 over the corresponding period in 1995 from $2,114,416 in 1995 to $2,995,628 in 1996. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined for both the three and nine month periods ended September 30, 1996 compared with the corresponding periods in 1995.

Depreciation and amortization expense increased $193,721 for the three months ended September 30, 1996, over the corresponding period in 1995, from $1,088,512 in 1995 to $1,282,233 in 1996. Depreciation and amortization expense increased $524,376 for the nine months ended September 30, 1996, over the corresponding period in 1995, from $3,161,085 in 1995 to $3,685,461 in 1996. These increases were due to increases in the Partnership's depreciable asset base.

Interest expense increased by $122,610 for the three months ended September 30, 1996 over the corresponding period in 1995, from $598,950 in 1995 to $721,560 in 1996. Interest expense increased by $385,847 for the nine months ended September 30, 1996 over the corresponding period in 1995, from $1,659,834 in 1995 to $2,045,681 in 1996. These increases were due to an increase in outstanding indebtedness during the year ended September 30, 1996, and interest on deferred fees charged by an affiliate of the General Partner in the three months ended September 30, 1996.

Interest income increased by $9,912 for the three months ended September 30, 1996, over the corresponding period in 1995, from $0 in 1995 to $9,912 in 1996. Interest income increased by $22,329 for the nine months ended September 30, 1996, over the corresponding period in 1995, from $0 in 1995 to $22,329 in 1996. The increases in interest income were the result of interest received on temporary cash balances in the 1996 periods following revised treasury arrangements.

Net loss decreased by $340,193 for the three months ended September 30, 1996, over the corresponding period in 1995, from $1,638,351 in 1995 to $1,298,158 in 1996. Net loss decreased by $1,277,252 for the nine months ended September 30, 1996, over the corresponding period in 1995, from $5,038,176 in 1995 to $3,760,924 in 1996. The reductions in net loss were due to the increases in revenue, combined with reductions in overheads. The effect of these factors was only partly offset by the increases in depreciation and interest expenses.




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

                                          SOUTH HERTFORDSHIRE UNITED
                                            KINGDOM FUND, LTD.
                                          a Colorado limited partnership
                                          BY:  FAWNSPRING LIMITED
                                                Its General Partner



                                          BY: /s/ William Anderson
                                             ---------------------------
                                                William Anderson
                                                Director






November 13, 1996.