Form 10-K
period 1996-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1997-03-27
CIK 857957

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996

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

                                          South Hertfordshire United Kingdom
     Colorado                                  Fund, Ltd. #84-1145140
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

                         Yes__x__          No_____

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e229 405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

DOCUMENTS INCORPORATED BY REFERENCE:
None




                               TABLE OF CONTENTS
                                                                         Page


PART I.
ITEM 1.  BUSINESS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Signatures

Exhibit Index


                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

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

        On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Bell Cablemedia South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London (the "South Herts System"). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Bell Cablemedia South Herts, costs reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation. Through December 31, 1996, the total amount reimbursed to fund the South Herts System's construction and development totaled approximately $48,800,000.

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

        On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including
Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South
Herts, to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable and Wireless plc ("C&W").

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

                            Recent Developments

        On October 21, 1996, BCM entered into a number of agreements relating to the acquisition of control of the outstanding shares of Videotron Holdings Plc ("Videotron"). Prior to the acquisition, BCM owned 26.2% of Videotron and did not control Videotron's operations. Pursuant to an agreement entered into on October 21, 1996 and consummated on December 17, 1996, BCM acquired control of an additional 55.6% of Videotron, increasing its direct and indirect shareholding in Videotron to 81.8%. Subsequently, certain share options of Videotron were exercised, and as of January 8, 1997, BCM owned 81.7% of Videotron's ordinary shares. Also on December 17, 1996, a subsidiary of C&W subscribed for additional shares in BCM, increasing its stake in the company to 32.5%, with BCI's indirect stake reducing to 32.5%.

        On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron. By March 13, 1997, BCM had increased its stake in Videotron to 99.9%, and it had implemented the necessary procedures pursuant to the Companies Act of 1995 of Great Britain to acquire compulsorily those ordinary shares in Videotron remaining with minority shareholders at that date.

        On October 22, 1996, C&W, BCI and NYNEX Corporation ("NYNEX") announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine: (i) Mercury Communications Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable & Wireless Communications plc ("CWC"). The proposed acquisition by CWC of Mercury and the offers by CWC for shares in BCM and shares in NYNEX CableComms are subject to a number of pre-conditions including, among other things, certain shareholder consents, regulatory approvals and tax clearances. No assurance can be given as to when or if these conditions will be satisfied. On March 24, 1997 CWC announced the terms of its offer to acquire all the outstanding ordinary shares of BCM (including those represented by ADSs).

        Following the completion of the foregoing transactions and assuming full acceptance of the offers for shares, CWC will own 100% of BCM. In turn, C&W will own approximately 52.6%, NYNEX approximately 18.5% and BCI approximately 14.2% of the fully diluted share capital of CWC, with the remainder to be held by public shareholders.

        BCM, through its majority-owned subsidiaries, including its interest in Videotron, and its interest in Bell Cablemedia South Herts, holds exclusive cable television licenses and related nonexclusive telecommunications licenses covering over two million equity homes in the Greater London and adjacent areas. In addition to its London franchises, BCM holds cable television and telecommunications licenses covering franchise areas in other regions of the United Kingdom. BCM has over three million equity homes in its franchise areas and, in terms of equity homes, BCM is one of the largest holders of cable television and telecommunications licenses in the United Kingdom.


                            The South Herts System

Franchise Area

        The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which approximately 85,100 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

        The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

        Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, after the announcement of the results of the Duopoly Review (see "Regulation") and the resulting potential for cable-based telephony, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of February 28, 1997, approximately 85,100 homes, or 91 percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At February 28, 1997, Bell Cablemedia South Herts serviced approximately 21,200 basic cable television customers, 24,600 residential telephony lines and 1,050 business telephony customers.

        Pursuant to the BCM Acquisition in 1994, BCM controls the operations of Bell Cablemedia South Herts. Bell Cablemedia South Herts comprises part of BCM's Greater London and South East Region which is managed from headquarters in the London Docklands.

Products and Services

        Three types of service are offered by Bell Cablemedia South Herts: cable television (mainly to the home but also to businesses), residential telephony services and telephony and other telecommunications services for business customers.

        Cable Television Services. Bell Cablemedia South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming such as Channel One and the Performance Channel, and premium packages, which are based on films, sporting events, Asian programming and adult programming.

        Residential Telephony Services. Bell Cablemedia South Herts offers local and long distance telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls, itemized billing, call waiting, call divert, call screening and speed dialing.

        Business Telecommunications Services. Bell Cablemedia South Herts offers businesses a range of services alongside telephony, including fax, private circuits and virtual private networks. A Centrex service, which offers customers the facilities they would expect from a private switchboard without the need to buy or maintain their own switching equipment, has been introduced.

        Future Services

        Bell Cablemedia South Herts' broadband networks have been designed to enable it to provide customers with a wide range of advanced interactive and integrated entertainment, telecommunications and information services, including pay-per-view programming.

        Opportunities for interactive and integrated services which may be offered by Bell Cablemedia South Herts in the future include the following:

        Pay-per-view services. Pay-per-view ("PPV") provides a new way for customers to buy television programming, generating ongoing transactional revenue incremental to the current subscription charges. Bell Cablemedia South Herts intends to use its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than telephone and place a buy manually, which direct-to-home ("DTH") television subscribers must do.

        Digital television. Digital television is a technology which allows customers to have access to a much higher channel capacity. The increased capacity can be used for more broadcast channels, as well as for pay-per-view, near video-on-demand, broadband Internet access, games, home shopping/banking and a wide range of other interactive services. The primary aim of digital television will be to give more control to the customer. Bell Cablemedia South Herts is in the process of considering the introduction of digital television services. Implementation of digital services would require Bell Cablemedia South Herts to make minor network upgrades to its broadband coaxial distribution network, to upgrade its existing headend site to digital and to replace the current set-top boxes in customers' homes. On March 7, 1997, TeleWest Communications plc ("TeleWest"), NYNEX CableComms and BCM announced the selection of NextLevel Broadband Network Group of General Instrument Corporation as an initial supplier of digital equipment, with whom TeleWest, NYNEX CableComms and BCM will enter into detailed negotiations relating to the supply of transmission equipment and set-top boxes to provide an integrated platform for the provision of digital services in cable homes throughout the UK. Additional manufacturers of set-top boxes to be supplied to the cable companies are expected to be identified in late 1997.

        Near video-on-demand ("NVOD"). NVOD technology allows individual subscribers to select, on a PPV basis, from a range of channels sharing film, event and sports programming available at staggered start times. The programming selected would be transmitted over the network but delivered in viewable form only to the particular subscriber requesting the program. Such a service would provide the subscriber with a wide choice of programming options and flexibility in terms of viewing times.

        Video-on-demand ("VOD"). VOD is an improvement of NVOD service which allows the viewer a much greater choice of programming selected from the service provider's inventory for viewing at a specific time of the viewer's choice. As with NVOD, the programming selected would be transmitted over the network and is likely to be delivered to a converter box in the customer's home in viewable form only to the particular customer requesting the program, on a PPV basis.

        Internet and other on-line information services. With the growth in the home PC market fueling the rapid growth in demand for Internet access and other on-line information services, Bell Cablemedia South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated "return path" network to offer full interactivity.

        One-stop service. Bell Cablemedia South Herts' marketing strategy involves allowing customers to call one telephone number that gives them access to all services. This may lead to Bell Cablemedia South Herts being able to offer one bill for all services (both cable television and telephony as well as PPV, Internet access and other services) in the future.

        Telephone number portability. Telephone number portability enables a customer to retain its phone number when changing telephone service providers. Bell Cablemedia South Herts has recently agreed terms with British Telecommunications plc ("BT") for the introduction of telephone number portability, and now offers this service. Bell Cablemedia South Herts believes that number portability removes a known barrier to taking cable telephone service, especially among small business customers.

        Services likely to be made available to customers during 1997 include an upgrade in capacity of voicemail, flexible viewing (which includes PPV services) and Internet access. Future services may also include digital television, interactive home shopping and banking services.

Sales and Marketing

        Bell Cablemedia South Herts' sales and marketing strategy is aimed at both its own potential customers as well as the development of the UK cable television/telephony industry.

        The principal elements of Bell Cablemedia South Herts' sales and marketing strategy are:

        Competitive packaging and pricing of cable television services. Bell Cablemedia South Herts offers a range of basic and enhanced cable television packages at prices which are competitive with the effective prices (including equipment costs) offered by its principal multichannel television competitor, British Sky Broadcasting Group plc ("BSkyB"). For business customers, Bell Cablemedia South Herts has developed and now markets a selection of cable television packages which includes such channels as Sky News, EBN and CNN International. Bell Cablemedia South Herts has also developed other customized entertainment packages for pubs, clubs, restaurants, business receptions and employee recreation areas.

        Quality and competitive pricing of residential cable telephony. Bell Cablemedia South Herts utilizes fiber and digital technologies, enabling it to provide high quality telephony services. In addition, these services are offered to residential customers at prices which are competitive with those of BT and other operators. In July 1996, Bell Cablemedia South Herts implemented a new residential tariff, comprising lower line rentals and call charge savings for cable telephony customers, aimed at providing up to a 25% saving over BT's standard residential call charges.

        Effective and efficient customer service.   Bell Cablemedia South Herts
believes that effective and efficient customer service instils brand loyalty. In order to facilitate this, BCM rationalized its existing call centers into two call centers in February 1997. At one of the centers, a dedicated customer services team enables Bell Cablemedia South Herts to react to problems and queries quickly and efficiently. The customer calls one number and an adviser will take responsibility for all customer contacts.

        Joint sales and marketing of cable television and telephony services. Bell Cablemedia South Herts combines the marketing and sales of its residential cable television and telephony services to maximize market penetration and customer retention and minimize costs.

        Utilization of a broad-based sales approach. Bell Cablemedia South Herts has developed a broad based sales approach which aims to optimize the sales contribution of direct mail, telemarketing and a customer call center (in the case of PPV) in addition to direct sales and additional sales channels.

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

        Focus on business telephony. During 1996, Bell Cablemedia South Herts established a separate business telephony unit which concentrates solely on the opportunities within the business telephony market. Bell Cablemedia South Herts' marketing strategy for business customers is based on providing competitively priced, value-added high quality services, primarily for those businesses with strong local ties. Bell Cablemedia South Herts believes a significant opportunity lies in the core business potential, which is to be achieved through efficiency, management and operational improvements. Bell Cablemedia South Herts wants its business customers to see it as a provider of innovative solutions to customer needs and value-added services. Value-added services currently being pursued by Bell Cablemedia South Herts for the business market include Internet and on-line services, Centrex services and
the introduction of high speed data services.   Bell Cablemedia South Herts'
activities focus on the primary objectives of retention and stimulation of existing customers to protect and enhance the existing business, with acquisition of new accounts to build and penetrate the market.

        Targeting high volume customers. Bell Cablemedia South Herts targets those businesses in its franchise area which, as a consequence of their size and the type of services they require, represent potentially significant revenue sources. In particular, Bell Cablemedia South Herts targets local and regional government institutions. As many of these high volume customers are well known in the franchise area, Bell Cablemedia
South Herts believes that attracting such businesses to a cable-based telephony service assists its marketing efforts to both the business and residential markets. Bell Cablemedia South Herts also seeks to target those businesses, particularly those of small to medium size, which it believes not to be well served by other operators.

        Pricing

        All prices set out in this section include Value Added Tax.

        Cable Television. Bell Cablemedia South Herts currently charges in the range of Pound Sterling10.45 to Pound Sterling14.95 per month for its residential basic cable television packages depending on the number of channels selected. Premium channels can be added to the basic packages at prices which range from approximately Pound Sterling4.00 to Pound Sterling10.50 per month per channel, depending on the channels selected and the system. There is a monthly charge of approximately Pound Sterling4.00 per additional channel selector box. Bell Cablemedia South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well.

        Residential Cable Telephony. Bell Cablemedia South Herts believes that price currently remains one of the most important factors influencing the decision of customers to switch from BT or other Public Telephone Operators ("PTOs") to its telephony services and to retain its service. Bell Cablemedia South Herts believes that over the last eighteen months many of its telephony customers enjoyed average monthly savings of 10 to 15% on the cost of calls compared to BT, depending on the time, duration and destination of calls. Bell Cablemedia South Herts seeks to remain competitive with BT and other operators against a background of frequently changing industry pricing. In July 1996, Bell Cablemedia South Herts implemented a new residential tariff, comprising lower line rentals and call charge savings, aimed at providing up to a 25% saving over BT's standard residential call charges.

        In addition to usage charges, monthly line rentals are approximately Pound Sterling7.00 with discounts for additional lines. Like other telephony operators, Bell Cablemedia South Herts may require some residential customers to pay a security deposit before providing its service. Bell Cablemedia South Herts offers free features such as last number announce, call screener and call suppressor. Some of the other features are charged at a one-time flat fee, such as Pound Sterling10.00 for number portability. Bell Cablemedia South Herts charges Pound Sterling1.49 each per month for one feature, with discounts for additional features, aimed at enhancing customer loyalty, such as call waiting, call divert, call screening, alarm call, three-way calling, speed dialing and call barring.

        Business Cable Telephony. Bell Cablemedia South Herts' line charges for business customers are also competitive with those of BT and other operators. Bell Cablemedia South Herts' monthly line rental charge for a business customer varies between Pound Sterling8.00 and Pound Sterling10.00 and its line installation charges vary according to the number of lines installed. Bell Cablemedia South Herts currently offers business telephony customers various discount plans, based on usage and other factors. Owning its own switch enables Bell Cablemedia South Herts to provide competitive pricing options and service features to customers. Bell Cablemedia South Herts currently offers Centrex services and digital private circuits to meet these requirements.

        Bell Cablemedia South Herts recognises that it cannot remain competitive on price alone and it sees customer service, innovation, customer support and value perception as the keys to long term loyalty and competitive advantage. Bell Cablemedia South Herts expects to remain price competitive through innovative solutions and specialized price plans. Nevertheless, the competitive influences in the UK market, the increased number of operators and the continuing opportunities for arbitrage against international rates will place ongoing pressure on price.

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

The Network

        Construction of Bell Cablemedia South Herts' cable television/ telephony network is substantially complete with approximately 91% of homes in the South Hertfordshire franchise area passed at February 28, 1997.

        Network Architecture. Bell Cablemedia South Herts' network is designed to take integrated two-way broadband cable television systems. Such systems will incorporate a digital overlay telephony network to service the homes and businesses within the franchise area. The network utilizes fiber optic cables on major trunk routes from a central location containing the cable television headend and telephony switch to nodes which serve approximately 1,500 homes and 600 homes for cable television and telephony, respectively.

        Bell Cablemedia South Herts' network makes extensive use of fiber optic cable. Fiber optic technology is based on the physical property of optical fiber which allows rapid transmission of light over long distances with little or no distortion. Fiber optic systems are suitable for transmission of voice, data, video or a combination of these types of information. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided. The network is constructed in underground ducts installed in both the residential and business sectors of the franchise area and with excess fiber and duct capacity.

        The cable television system has the capacity to carry over 50 channels of television plus radio, teletext, telecommunications and other related services. This capacity could be increased four to eight times by the addition of digital compression techniques. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications. Television and radio programs for cable television services are sourced from off-air antennas, by satellite earth stations, and on videotape and then distributed from a single site (the "headend") to distribution nodes over networks of fiber optic cable and from these nodes to customers over coaxial cables. Generally, cable television is distributed in a manner whereby all signals are delivered to all customers, with the customer selecting which signal to use rather than a "switched" distribution (whereby a signal is sent to a particular customer), although evolving technologies such as VOD are blurring this distinction.

        Because of the nature of moving picture video, substantial transmission capacity, known as bandwidth, is required to provide a cable television program to the customer. A network's transmission capacity requirement increases proportionally as additional cable television programs are broadcast to customers. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks have to date presented a substantial obstacle to the use of existing telephone networks for the provision of cable television services. Coaxial cable provides substantially greater bandwidth than twisted pair copper wire and fiber optic cable can provide substantially greater bandwidth than coaxial cable.

        Bell Cablemedia South Herts' telephony network is currently capable of providing a range of analog and digital voice and data services. Multipair copper cable is used to connect fiber optic nodes serving approximately 600 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer's home.

        Bell Cablemedia South Herts' telephony switch has multiple interconnects to the BT and Mercury networks and has connections with other BCM switches and the switches of other London-based cable operators.

        Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including "construction costs", such as trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment; "customer costs" including converters, customer electronics and installation of cable from the network to the customer's home, and "other costs" such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor. Total capital expenditure by Bell Cablemedia South Herts on its cable television/telephony systems up to December 31, 1996 was approximately Pound Sterling57.4 million ($98.2 million based on a December 31, 1996 exchange rate of Pound Sterling1=$1.71).

        Construction costs for the South Herts System vary depending upon housing density, geographical terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because of the logistics in laying the fiber optic and coaxial cables for the networks necessitated by a prohibition on aerial construction. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the New Roads and Street Works Act 1991 (the "Street Works Act"). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.

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

        London Interconnect.

        London Interconnect was established in 1993 to promote the growth of the cable television/telephony industry in Greater London by developing cable television services that members can deliver to their customers in this area. Its function was subsequently expanded to include the establishment of telephony interconnection agreements between members. Currently, six cable television/telephony operators are members of London Interconnect, including Bell Cablemedia (South East) Limited and
Videotron, which are subsidiary companies of BCM. Interconnect agreements between London Interconnect members will allow telephone calls between customers of London Interconnect members to be routed through London Interconnect members, in part bypassing the more expensive networks, such as BT. Pursuant to its association with Bell Cablemedia (South East) Limited as part of BCM's Greater London and South East Region, Bell Cablemedia South Herts has interconnected its network with those of London Interconnect's members.

        London Interconnect members distribute two cable television-only channels: Performance, an arts and entertainment channel launched by three operators in London in 1992; and Channel One, an independent news, entertainment and information channel for London launched by London Interconnect in November 1994.

        In addition, London Interconnect allows its members to market London-wide advertising jointly. London Interconnect is also developing procedures to facilitate cooperative marketing of business telecommunications services across the members' networks. Bell Cablemedia South Herts believes that the provision of such inter-franchise services represents a significant potential source of revenue because of the large number of businesses with multiple offices within the Greater London area that require private networks and similar services.

        Teleglobe

In August 1995, BCM entered into an alliance with Teleglobe International (UK) Limited ("Teleglobe"), the UK subsidiary of a large Canadian intercontinental telecommunications carrier, to provide the first cable international telecommunications gateway. BCM will provide Teleglobe with interconnection and switching services for overseas traffic and Teleglobe will provide BCM, if BCM so requests, with international telecommunications services. In 1996, BCM extended the agreement with Teleglobe to provide for the termination of Teleglobe UK bound traffic in the UK by BCM.

        Marketing and Operations Agreements With Mercury

        In 1993 Bell Cablemedia South Herts entered into marketing and operations arrangements with Mercury. While a formal agreement with Mercury regarding these arrangements was negotiated (the "M&O Agreement"), the parties are currently legally bound to apply only those provisions of the M&O Agreement for which regulatory consent is not considered necessary. The purpose of the M&O Agreement is: (i) to establish a working relationship between a cable television/telephony operator, which provides local telephony service in a franchise area, and Mercury, which, with certain exceptions, provides long-distance telephony services to customers in the franchise area; (ii) to specify the terms and conditions for interconnection; (iii) to reduce duplication of effort, resources and investment in the marketing of telephony services in the relevant franchise area; and (iv) to develop joint product initiatives. In addition, the M&O Agreement will provide that Bell Cablemedia South Herts will, if commercially justifiable, promote Mercury to its customers as its preferred long distance and international carrier and that Mercury will, if commercially justifiable, treat Bell Cablemedia South Herts as its preferred local fixed link carrier in Bell Cablemedia South Herts' franchise area. Interconnection is already taking place between Mercury and Bell Cablemedia South Herts. At March 13, 1997, the regulatory review of the M&O Agreement had not been completed.

Competition

        Cable Television

        Overview. It is the UK Independent Television Commission's (the "ITC's") current policy not to grant more than one cable television license in any franchise area. Accordingly, Bell Cablemedia South Herts is the exclusive provider of cable television services in its franchise area.
Bell Cablemedia South Herts' cable television system competes directly with terrestrial television stations such as the British Broadcasting Corporation ("BBC") and the independent television companies and with other multichannel pay television services, such as DTH satellite services and satellite master antenna television ("SMATV") systems. The extent of such competition depends upon, among other things, the price, variety and quality of the programming offered and, with respect to terrestrial broadcast television, the quality of reception. In the future, cable television companies may face competition from VOD and television services offered by national PTOs such as BT and digital terrestrial and satellite television and, possibly, additional competition using existing or new delivery systems. PPV services and VOD services which may be provided by Bell Cablemedia South Herts and other operators in the future will compete to varying degrees with other communications and entertainment media, including home video, cinema and live theater. In particular, the availability of recently released movies on videocassette may affect the degree to which Bell Cablemedia South Herts is able to sell pay-television and PPV services to subscribers.

        BSkyB. The most significant competitor in the multichannel television market in the South Herts franchise area is BSkyB. BSkyB offers DTH television services and currently is the predominant competitor in the UK multichannel television market with approximately 3.9 million DTH customers as of December 31, 1996 as compared to an aggregate of approximately 1.6 million cable television customers as of October 1, 1996. DTH is a satellite-based system; hence, BSkyB does not need an underground cable television network to provide service to its customers. A DTH customer must either purchase or rent a satellite dish and a receiver/decoder (a set top box) and pay subscriber fees to BSkyB for a card inserted in the decoder which makes the satellite signal usable. Although BSkyB's DTH service currently presents substantial competition to Bell Cablemedia South Herts' cable television service, the General Partner believes that cable television has a number of competitive advantages over DTH systems and that cable will become the preferred medium for multichannel programming distribution. First, installation of satellite dishes frequently requires compliance with zoning ordinances. Second, satellite dishes, which measure
24 inches in diameter, must be installed with a "line-of-sight" orientation toward the transmitting satellite which limits or precludes placement options, particularly in urban areas, and can result in aesthetic objections to installation. Third, DTH subscribers who purchase, as opposed to rent, their satellite system must arrange and pay for any servicing required for the dishes. Fourth, without substantial improvements in existing technology, BSkyB will not be able to offer integrated telephone services. BSkyB is also unable at present to offer locally oriented advertising and programming or interactive services.

        The General Partner, however, expects BSkyB to provide substantial competition for the foreseeable future and no assurance can be given that it will not become an even stronger competitor or that Bell Cablemedia South Herts will be able to compete successfully with BSkyB. A significant factor in BSkyB's favor is its role as sole source supplier of many of the South Herts System's popular cable television programs. If, in the future, BSkyB chooses to restrict the programming it makes available to Bell Cablemedia South Herts or offers such programming to Bell Cablemedia South Herts at prices relatively higher than those it currently charges, then Bell Cablemedia South Herts' cable television business could be at a significant competitive disadvantage. Other than the considerations noted above regarding zoning ordinances, DTH is currently more readily available than cable television services since BSkyB is currently competing with an incomplete cable television network and can also provide services in, for example, rural areas. Customers often perceive DTH services to be cheaper than cable television services. This is because the cost of purchasing programming from BSkyB is normally cheaper than the cost of a similar package purchased from a cable television provider. However, a DTH customer generally has to purchase or hire a satellite dish and a set top box and may have to pay for maintenance of these items. By contrast, the cost of cable television equipment and maintenance is recovered through the monthly charge. The General Partner believes that if the costs of purchasing DTH equipment together with the associated maintenance costs are taken into account, then cable television services are generally cheaper than the equivalent DTH service.

        In 1996, the Office of Fair Trading ("OFT") carried out a review of BSkyB's position in the UK's multichannel television market and although it found that BSkyB was in a dominant position it did not believe that BSkyB was abusing its dominant position.

        Satellite Digital Television. Digital television is expected to provide a wide range of additional products. For satellite television the impact is significant as ten digital channels will be able to be transmitted in the space that previously could carry only one analog channel. As a result, the cost of satellite distribution will fall. These extra channels are likely to carry premier films as NVOD, sporting events as PPV, shopping channels and home banking.

        Because almost all television sets are currently analog, digital television will initially be received through a set top box containing a processor that can decode and decompress scrambled satellite signals and convert them to analog form. This box will also include a modem, providing a link to the subscriber's telephone line to enable the subscriber to interact with the television, to order goods and services, to take part in polls and consumer surveys and to link up with the Internet. Digital television will also improve the picture and sound quality.

        Entry into the market as the first provider of digital television is believed to have advantages, as once a consumer has purchased a set top box for the medium (e.g. satellite or cable), he is unlikely to purchase a second set top box to be able to receive digital television from a second medium. BSkyB has publicly stated that it intends to launch digital satellite television in the fall of 1997. Bell Cablemedia South Herts is in the process of considering the introduction of digital television services.

        Digital Terrestrial Television. In the future, Bell Cablemedia South Herts also expects to face competition from digital terrestrial television ("DTT"). Based upon recent press reports, DTT, as offered in the UK, will provide the capability to broadcast approximately 30 channels which can be received with ordinary television aerials and a set top box decoder. One of the applicants for the DTT licenses is British Digital Broadcasting, a new joint company among BSkyB and two of the UK's largest terrestrial television companies, Carlton Communications plc and Granada Group plc. It is expected that British Digital Broadcasting's DTT service would include programming from the BBC. The ITC is expected to issue licenses to operate DTT by the end of 1997 and service is expected to begin in 1998. Bell Cablemedia South Herts believes that to the extent that DTT provides more extensive programming, it may be a benefit to the television industry as a whole. However, no assurance can be given that DTT will not become the preferred multichannel television technology in the future and render cable television systems less profitable or less viable.

        PTOs. The existing licenses held by national PTOs, including BT, generally do not permit them to convey broadcast television services over their existing telephone systems. The UK Government's policy, stated in the Duopoly Review in 1991 and confirmed in the autumn of 1995, is that the removal of the restriction will not be reviewed until 1998 at the earliest. In addition, as a result of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunications network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by Bell Cablemedia South Herts without substantial capital investment. In October 1995 the opposition Labour Party proposed allowing BT entry to the entertainment market earlier than previously envisaged in return for BT providing for free connection to schools, hospitals and libraries. Although, in later statements, both major political parties have moved away from this position, there can be no assurance that BT will not be allowed an accelerated entry to the entertainment market.

        On September 29, 1993, the ITC issued a statement in which it took the position shared by OFTEL and the Department of Trade and Industry (the "DTI") that BT and other national PTOs may provide VOD services under their existing licenses. Bell Cablemedia South Herts similarly is not prevented from providing VOD services. In order to offer VOD services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and to install video distribution facilities and subscriber decoder devices. BT has been running trials of a VOD system in the towns of Ipswich and Colchester (which are not within Bell Cablemedia South Herts' franchise area) in collaboration with BSkyB. The General Partner is unable to assess fully the technical feasibility or timing of BT or any other provider offering VOD services. No assurance can be given that VOD will not provide substantial competition to Bell Cablemedia South Herts in the future.

        Other Competitors to Cable Television. The General Partner also believes that SMATV will provide competition for business customers, for example hotels. However, such businesses only represent a minor element of Bell Cablemedia South Herts' cable television business. The General Partner does not expect that the addition of an additional terrestrial channel, Channel 5, currently scheduled to be broadcast in March 1997, will have a significant impact on Bell Cablemedia South Herts' business. The introduction is expected by the General Partner to make terrestrial television marginally more attractive to viewers. However, the General Partner also expects that it will have some benefits for cable television and DTH providers. Channel 5 has only been allocated a limited range of frequencies to broadcast its service and is only expected to be available to approximately 74% of the UK population. The channel will, however, be available as part of multichannel packages provided by DTH and cable television providers which could lead to additional demand for cable television and DTH services.

        In addition, there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete. Bell Cablemedia South Herts intends to monitor closely all relevant technological developments and, where possible, to position itself to remain competitive.

        Cable Telephony

        Overview. Until 1981, the UK Post Office was, with certain minor exceptions, the monopoly supplier of telecommunications services throughout the UK. BT was formed in 1981, when it took over the telecommunications assets of the Post Office and became the monopoly UK telecommunications supplier. BT was privatized in three tranches between 1984 and July 1993.

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

        The Duopoly Review was completed in March 1991, and represented, with consequent changes in policy and to the licenses of telecommunications operators, a fundamental turning point in the telecommunications industry in the UK. The major policy change was that anyone could come forward and apply to the UK Government to run new telecommunications networks over fixed links. The general presumption, subject to financial and technical competence, would be that such licenses should be granted unless there were specific reasons to the contrary. Cable television/telephony operators are now permitted to provide telephony services in their own right, instead of as agents of BT or Mercury as previously required, and have the right to switch their telephony customers' calls. These changes have significantly improved the terms on which cable operators have been able to require BT, Mercury or another PTO to interconnect with them. As at February 1996, over 160 companies were licensed by the DTI to compete with BT and Mercury, operating in various areas and providing a variety of services. As at January 1997, 44 new international facilities based licenses had been granted allowing the provision of international services over international telecommunications systems.

        Residential Telephony. Bell Cablemedia South Herts' principal competitor in the UK residential market is BT, which still held over 90% of the estimated national market in 1996. Competition is also provided by other PTOs, including cellular telephone operators described below.

        BT has a fully built national telephone network and has extensive experience in the marketing and operation of telecommunications services in the UK. In BT's latest fiscal year year ended March 31, 1996 revenues exceeded Pound Sterling14.4 billion. However, BT's ability to respond to price competition from local cable/telephony operators is restricted by its license obligations. BT is not permitted to show undue preference to or unduly discriminate against different classes of customers and is required to offer uniform rates nationally, although BT does offer certain discount schemes that reduce the price of calls by up to 15%. Cable television/telecommunications providers are only required to offer uniform rates within a franchise.

        The General Partner believes that BT has a number of competitive advantages over cable television/telecommunications providers in the telephony market. BT is significantly larger than the cable television/telecommunications providers and can afford to spend more on marketing. BT also has extensive experience in the operation of telecommunications services in the UK. Due to its size, BT is able to make economies of scale in areas such as customer service.

        Despite the price reductions, the General Partner considers that the nature of Bell Cablemedia South Herts' franchise and network enable it to price its services below BT's in its franchise area. This is because Bell Cablemedia South Herts has access to other PTOs, through its digital switch, and because the marginal cost of Bell Cablemedia South Herts providing telephony services is lower than BT's, as the costs are shared with the provision of cable television services. However, in the long term, Bell Cablemedia South Herts may be unable to offer residential telephony services at rates lower than those offered by BT and may see a decline in its average per call residential telephony margins.

        Bell Cablemedia South Herts also competes in the residential telephony market with cellular telephone operators such as Vodafone Group PLC ("Vodaphone") and Telecom Securicor Cellular Radio Limited ("Cellnet") (60% owned by BT), Mercury One2One (50% owned by C&W) and Orange plc ("Orange"). Due to the non-exclusive nature of telecommunications licenses in the UK, Bell Cablemedia South Herts may also compete in the future with additional entrants to the residential telephony markets, such as Energis Communications Limited ("Energis"), a long-distance operator, and Ionica L3 Limited ("Ionica"), a wireless loop operator.

        In May 1996, Ionica, in conjunction with Scottish Telecom and Nortel, launched a new telecommunications service in East Anglia, outside the Bell Cablemedia South Herts franchise area. The system is a wireless local loop service with calls being transmitted rather than using conventional cables. The system is targeted at the residential and small business markets.
Ionica intends to roll-out its services nationally and is offering discounts of up to 20% compared to BT, together with a package of free network services including caller display and caller return. However, the General Partner believes that the technology currently used by Ionica will not operate satisfactorily in built up areas such as the Bell Cablemedia South Herts franchise area.

        Business Telephony. Competition in business telephony has been more intense than that experienced in residential telephony and, because of the number of competitors in the area, is expected to intensify further. BT is Bell Cablemedia South Herts' principal competitor in providing business telephony services. In addition to BT, Bell Cablemedia South Herts currently competes with Mercury as well as with other telecommunications companies, such as Energis, COLT plc ("COLT") and MFS Communications
Limited ("MFS"), and with long distance service resellers, such as WorldCom International, Inc. ("WorldCom"). BT and Mercury have resources substantially greater than those of Bell Cablemedia South Herts. In addition, Bell Cablemedia South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of the Partnership. For example, on December 20, 1994, a subsidiary of American Telephone & Telegraph Company, AT&T UK, was granted a telecommunications license which will permit the subsidiary to provide most telecommunications services in the UK and to convey television signals over its telecommunications network. In 1996, AT&T launched a business telephony service in the UK and in December 1996, AT&T was granted an international facilities based license. In December 1996 TeleWest was granted a national telecommunications license. There can be no assurance that Bell Cablemedia South Herts will be able to compete successfully with BT or other telecommunications companies.

Regulation

        The operation of cable television/telephony services in the UK is regulated under both the Broadcasting Act 1990 (the "Broadcasting Act") which replaced the Cable and Broadcasting Act 1984 (the "Cable and Broadcasting Act"), and the Telecommunications Act 1984 (the "Telecommunications Act"). The operation of cable television/telephony services in the UK requires two principal licenses: (i) a license (a "cable television license") issued either under the Cable and Broadcasting Act (prior to January 1991) or under the Broadcasting Act (since 1991), which permits the holder to provide cable television services within a specific franchise area and (ii) a telecommunications license issued under the Telecommunications Act, which allows the holder to construct and operate the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for issuing and enforcing cable television licenses. The DTI is responsible for issuing, and OFTEL is responsible for enforcing, telecommunications licenses. In addition, if an operator utilizes microwave distribution systems as part of its network, such operator is required to hold a license under the Wireless Telegraphy Acts of 1949-1967. Any SMATV system covering 1,000 homes or less requires a telecommunications license, but not a cable television license, and a cable television system that covers only one building or generally two adjacent buildings can operate pursuant to an existing telecommunications services class license.

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

        Cable Television Licenses

        General. The stated policy of the ITC is that only one cable television license will be granted in each franchise area in order to encourage the development and construction of alternative infrastructure. Each such license gives the holder the right to provide television services within the franchise area using cable distribution systems and, in the case of some cable television licenses issued or renewed for 15 year periods under the Broadcasting Act, microwave distribution systems.

        National PTOs cannot currently compete directly with cable operators in providing television services because their existing telecommunications licenses generally do not allow them to convey or provide television services over their existing national systems. OFTEL and the UK Government have stated that the restrictions on conveying television signals may be reviewed as early as 1998, but that the restrictions on the provision by the national PTOs themselves will not be reviewed until at least 2001. The ITC, however, has said that in principle BT will not require a cable television license for VOD services, although the ITC will want to review the particular system used. To date BT has been trialing VOD services in the towns of Ipswich and Colchester on a small scale.

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

        Restrictions on Ownership. The ITC is under a duty to ensure that certain entities, including local authorities, political bodies, advertising agencies and religious bodies do not own, or otherwise participate in a manner against the public interest in, entities holding cable television licenses issued under the Cable and Broadcasting Act. Restrictions may also be imposed on cross ownership of different licensed services (including local delivery services, independent television licenses and radio services) and different media (including local and national newspapers and licensed services, such as local delivery services) operating in substantially the same franchise area. Cable television licenses issued under the Cable and Broadcasting Act continue to be substantially regulated as if the Cable and Broadcasting Act remained in force under the Broadcasting Act. The ownership rules are substantially similar for cable television licenses issued under the Broadcasting Act. The cross media ownership rules have changed following the entry into force of the Broadcasting Act 1996 and do not now apply to local delivery services. The BBC, Channel 4 and S4C (the Welsh Channel) are not permitted to hold local delivery operations licenses. The Secretary of State for Trade and Industry has wide discretion to amend the rules relating to cross media ownership and accumulations of interests in licensed services.

        The ITC has the authority to revoke any cable television license in order to enforce the restrictions on ownership contained in the Broadcasting Act. The ITC may also revoke any cable television license issued under the Cable and Broadcasting Act if any change in the nature or characteristics of the licensee, or any change in the persons having control over or interests in it, are such that, had they occurred before the granting of the license, such change would have induced the ITC to refrain from granting the license. For cable television licenses issued under the Broadcasting Act the test is one of fitness and propriety of the holder of the license. The ITC also has authority to impose fines, shorten the license period or revoke cable television licenses if a cable operator fails to comply with the conditions of its cable television license or with any direction of the ITC.

        License Term and Renewals. Cable television licenses extend for a period of 15 years, and all cable television licenses, including those issued under the Cable and Broadcasting Act, are renewable under the Broadcasting Act for additional 15 year periods. An application for renewal must be made not earlier than five years prior to the expiration of the cable television license and not later than the date on which the ITC publishes a notice inviting applications for a replacement license. The ITC may refuse such application but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchised area. If an operator chooses to renew for an eight year period, it will not be required to pay the annual fees referred to below, but at the end of the eight year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below with respect to the award of a new license. If an operator chooses to renew its license for a 15 year period, it will be required to pay annually during the renewal period a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. Licensees holding licenses issued under the Cable and Broadcasting Act are only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs. Fees are payable annually and upon the renewal of a license. Bell Cablemedia South Herts has not yet renewed its cable television license.

        New cable television licenses. As of November 1, 1996, cable television licenses had been granted for franchise areas covering approximately 16 million homes in the United Kingdom out of 22 million total homes nationally, including all major metropolitan areas. Under the Broadcasting Act, a new cable television license (called a local delivery service license) will be granted to the applicant who submits the highest cash bid (i.e., offers to pay the highest annual cash sum to the ITC during each year of the license) except where it appears to the ITC that, based on the coverage area proposed or the source of the applicant's funds, the cable television license should be awarded to another applicant. Under any new cable television licenses, operators will be required to pay annually to the ITC during the term of the license a percentage to be fixed by the ITC of the operator's cable television related revenues plus an additional amount equal to the operator's cash bid.

        Revocation of cable television licenses. The ITC can revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC and the ITC considers revocation to be in the public interest. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in the persons controlling or having an interest in it, the ITC can decide to revoke the license if due to such changes it would not have awarded the license under the new circumstances. With respect to licenses issued under the Broadcasting Act, the ITC can also impose fines and shorten the license period.

        Restrictions on Transfer. The Broadcasting Act permits the transfer of a cable television license issued under such Act to a third party with the written consent of the ITC. The ITC has absolute discretion to refuse any proposed transfer of a license.

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

        Cable Television Operations

        Digital Broadcasting. The introduction of digital technology will greatly increase the number of channels that Bell Cablemedia South Herts and its competitors are able to provide, allowing greater flexibility in packaging channels, and enhancing the provision of services such as PPV which require greater bandwidth than existing services.

        Digital Satellite Broadcasting. BSkyB is expected to launch a digital satellite service in the fall of 1997.

        Digital Terrestrial Broadcasting. The Broadcasting Act 1996 has introduced a new legal framework for the regulation of digital terrestrial broadcasting. Most of the Broadcasting Act's provisions on digital terrestrial broadcasting came into force on October 1, 1996. The Act permits the provision of digital program services, digital additional services (e.g. text-based services) and qualifying services. Generally, qualifying services are the digital equivalent of services provided in analog form by existing broadcasters such as Channel 3 and Channel 4 and the new Channel 5. The Broadcasting Act 1996 distinguished between multiplex service providers, those providing the transmission infrastructure, and digital program providers, those providing the programs to be broadcast. Both need to be licensed under the Broadcasting Act 1996 (although the holders of existing licenses for Channels 3, 4 and 5 and the public teletext service will not require new broadcast licenses in order to simulcast their existing output in digital form). Bell Cablemedia South Herts will be under a "must-carry" obligation for digital qualifying services (i.e digital simulcasts of current analog television broadcasts) once those digital qualifying services commence and it is operating a digital system.

        Six frequencies are available for the provision of television multiplex services (i.e. the broadcasting for general reception of two or more digital program services or qualifying services and any digital additional services in a single information stream). For television, one multiplex frequency will be licensed to the BBC. Existing independent terrestrial broadcasters will receive roughly half a frequency for each existing channel and licenses will be awarded to those broadcasters under the Broadcasting Act 1996. The remaining frequencies have been advertised and applied for but are yet to be awarded and granted by the ITC under the Broadcasting Act 1996. Up to three multiplex licenses may be bundled by the ITC and awarded in one block. Applicants for multiplex licenses were required to submit detailed technical plans and were also required to make proposals on how they intend to promote the acquisition by viewers of the set-top receiving and decoding equipment. On January 31, 1997, multiplex license applications were received from two consortia. British Digital Broadcasting, a consortium of BSkyB, Carlton Communications and Granada Group (with a program services agreement with the BBC) applied for three of the three and a half multiplexes available for commercial services. A similar application was submitted by Digital Television Network, owned by International CableTel. There was a third application by S4C Digital (the Welsh Channel) for the remaining half multiplex. The licensing process for digital terrestrial television is expected to conclude towards the middle of 1997. The DTI expect that digital terrestrial television services will be available from about the middle of 1998.

        Conditional Access Regulation. Various aspects of digital television technology are subject to regulation in certain jurisdictions. Pursuant to Directive 95/47 EU (the "Digital Television Directive") of the European Parliament and the Council of the European Union, Member States are required to enact various measures designed (i) to provide for open access to conditional access systems used by digital television networks, (ii) to reduce the threat of piracy in the European digital audiovisual environment, and
(iii) to ensure a common approach to the development of technology for advanced television services.

        The Advanced Television Standards Regulations came into force on January, 7 1997. These Regulations implement the Digital Television Directive in the UK. The Regulations require that any person operating a fully digital transmission network open to the public for the distribution of television services must ensure that the network is capable of distributing wide-format services. Television sets for sale or rental must be fitted with at least one interface socket permitting simple connection of peripherals such as decoders and digital receivers. The Regulations apply to all sets with a screen larger than 42 centimeters which are put on the market after August 23, 1996.

        Wide screen television services received by and re-distributed on cable TV systems are required to be redistributed in the wide screen 16:9 format. The Regulations also apply to the provision of conditional access services. These take two forms: the scrambling and unscrambling of digital signals ("encryption") and services for the management of viewers' subscriptions. All digital descrambling equipment must be capable of unscrambling digital television signals scrambled in accordance with the common European scrambling algorithm and of displaying signals transmitted in unscrambled form. Any operator of a conditional access system is required to ensure that the conditional access system has the necessary technical capability for cost effective transcontrol at cable head ends allowing full control by cable companies of services using the conditional access system. Providers of conditional access systems also have a duty, when requested, to cooperate with cable companies. The last two provisions are designed to ensure that a cable company is able, if it wishes, to run its own conditional access system and provide associated services on its own cable TV network.

        Operators of conditional access systems are required to offer on fair, reasonable and non-discriminatory terms technical services to broadcasters and to keep separate financial accounts of their activity as a conditional access provider.

        The Regulations also modify the Telecommunications Act. A conditional access system used to provide subscriber management or customer management services is treated as a telecommunications system for the purposes of the Telecommunications Act. Similarly, subscriber and customer management services are treated as telecommunications services. Each such system must be licensed (see below).

        The Secretary of State for Trade and Industry has granted a class license relating to conditional access systems under Section 7 of the Telecommunications Act. This class license came into force on January, 7 1997. The license authorizes the running of certain systems used for the provision of conditional access services which are, or which are deemed to be, telecommunications systems. The license lasts until July 31, 2001 and applies to all persons producing and marketing conditional access services for digital television (including cable and satellite operators) unless the DTI has revoked the license in respect of a particular person. The class license requires those providing conditional access services to offer them to broadcasters on fair, reasonable and non-discriminatory terms and to cooperate with broadcasters to ensure that the interconnection or interoperability of the conditional access system and associated apparatus. The licensee is also required to cooperate with cable operators to enable them to transcontrol and re-transmit the television services cost effectively using the cable operator's own technical services without incurring unnecessary expense. The licensee is entitled to charge for its assistance.

        Under the class license, The Director General can designate as interface between the licensed systems and a broadcaster's conditional access or other transmission system and "essential interface" and thereafter the licensee must comply with any relevant standard required by a broadcaster. Relevant standards include appropriate European or other standards specified by the Director General. The Director General is required to use reasonable endeavors to obtain the agreement of licensees to technical standards but cannot require them to incur costs which are disproportionate to the benefits to be gained from the implementation of a standard, or to comply with a standard which does not provide adequate security protection for the conditional access system or which may materially impair the quality of any service.

        Licensees are required to publish their charges and terms and conditions for the provision of conditional access services. Licensees are prohibited from bundling services so that sales of one service are conditional on the purchase of another unless it is necessary for the provision of the first, or from offering individual services on terms which are likely to discourage separate supply. The class license also contains a fair trading condition on terms similar to those in BT's and Mercury's PTO licenses. If a licensee uses intellectual property rights to prevent or obstruct products from being made available, the Director General can direct a licensee to make the relevant rights available.

        OFTEL has published draft guidelines dealing with conditional access in a consultative document dated December 19, 1996. OFTEL has stated that it recognizes that there might be economic reasons for subsidies for the set top box that viewers will require to receive digital television services, namely to stimulate the market for digital broadcast services. However, OFTEL regards it as important that arrangements for recovery of subsidies should not distort competition and has requested the views of interested parties on three alternative types of arrangement that could be used: (i) the subsidy may be a matter for the supplier of the conditional access system with no contributions to the recovery of the subsidy from other broadcasters (which may discriminate against BSkyB as the likely supplier); (ii) all broadcasters using the conditional access system could pay on a comparable basis towards the recovery of the set top box subsidy; or (iii) the supplier of the set top box could enter into a "lock-in" contract with the customer whereby the customer agrees to purchase programming from the supplier for a designated period. A fourth alternative whereby customers sign an exclusive deal with the provider of conditional access services so that they could not take services from any other broadcaster has been rejected by OFTEL.

        OFTEL's draft guidelines deal with the interpretation of the Advanced Television Services Regulations. The draft guidelines make it clear that once intellectual property rights are licensed to one manufacturer they must be made available on a fair and non-discriminatory basis. This is intended to ensure a competitive market in the manufacture of set top boxes and other consumer equipment. OFTEL has noted that a licensee will not be required to offer technical conditional access services where it is impractical, or unreasonable, nor will it be required to do so where it would jeopardize the security of the system. As far as possible, OFTEL would expect individual technical services to be offered on a stand alone basis and not bundled. In particular, broadcasters should be able to have their own arrangements for customer management services while receiving technical services from a licensee.

        OFTEL will regulate electronic program guides so far as they relate to conditional access systems, and has asked for views as part of its consultative document on the draft guidelines. The ITC will be responsible for licensing the broadcast element. The ITC issued a draft code of conduct on January 8, 1997 which gives guidance on the basis on which the ITC expects electronic program guide services to be provided to prevent behavior by licensees which may be capable of affecting adversely the operation of the competitive process in terms of price, quality, choice or affordability of service.

        In principle, OFTEL believes that broadcasters should not be prevented from offering their own smartcards. OFTEL recognizes broadcasters' concerns about possible abuse if subscriber authorization services have to be supplied by a conditional access operator linked to a broadcaster, as is the case with BSkyB. Broadcasters should not be required to hand over details of their subscribers in order to use the conditional access system.
At the same time, OFTEL recognizes that conditional access operators should not be forced to disclose encryption algorithms which are central to their business. Again, OFTEL has asked for views as part of its consultation paper on the draft guidelines.

        Telecommunications Licenses

        General. The telecommunications license granted to a cable operator permits the holder to install and operate a telecommunications system over which television and other telecommunications services are provided. The telecommunications license also permits the holder to connect its system to other telecommunications systems which may include systems operated by the broadcasting authorities, satellite television delivery systems and other telecommunications systems in the UK. Although a telecommunications license is granted to a cable operator for a particular franchise area, it is not exclusive and, as a result, a cable operator may compete in the provision of telephony and other telecommunications services with national PTOs, such as BT and Mercury, and other telecommunications companies in its franchise areas.

        Pursuant to its telecommunications license, a cable operator is entitled to the benefits of the Telecommunications Code, which is contained in the Telecommunications Act. The Telecommunications Code grants rights and imposes obligations in respect of the installation and maintenance of apparatus such as ducts, cables and equipment on private or public land and incorporates procedures to be used for the installation of equipment on public highways. Cable operators are generally required to enter into bonding obligations with local government authorities in order to ensure removal of certain apparatus and reinstatement of roads and streets in the event of the telecommunications license being terminated.

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

        License Term and Renewals. Telecommunications licenses that have been issued to date have been for periods of either 15 or 23 years from the date of issuance. Prior to 1992, telecommunications licenses with 23 year terms were granted only to cable operators utilizing systems with a "switched star" architecture, while all other operators received licenses with 15 year terms. Since 1992, the DTI has amended this policy and upon request has extended the terms of existing 15 year licenses to 23 years provided the cable operator's system meets certain technical requirements. Telecommunications licenses do not contain any provisions for renewal, however, it is expected that renewals of telecommunications licenses will be on similar terms to the current ones. The Director General may modify telecommunications licenses either with the agreement of the licensee following a statutory period of public consultation or following a report of the Monopolies and Mergers Commission ("MMC").

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

        Since the Duopoly Review, BT has been permitted to offer discounts to high volume users, albeit subject to several conditions. Importantly, BT is restricted in the manner in which it can offer discounted services by virtue of the obligation to charge the same prices nationally and the obligation not to show undue preference and not to exercise undue discrimination by favoring its own business to the disadvantage of its competitors. For so long as this policy remains in effect, BT's ability to respond to local competition from cable operators will be restricted.

        Interconnection and Accounting Separation. The commercial viability of telephony and other telecommunications services provided by cable operators depends on their ability to connect with other telecommunications systems in a cost effective manner. Cable operators' systems must connect with systems operated by other PTOs for calls that do not originate and terminate on their system. Each holder of a public telecommunications license (including BT and Mercury as well as cable operators) is required to negotiate an interconnection agreement with certain other license holders that seek one (including Bell Cablemedia South Herts) and either party may request intervention from OFTEL if there is a failure to agree on terms. OFTEL also has the power to enforce certain obligations of any party to an interconnection agreement. In addition, BT is required by its license to publish copies of certain details of all interconnection agreements entered into by it.

        Until the Duopoly Review, cable operators with adjoining franchises were unable to connect their networks without the involvement of BT or Mercury unless the combined areas were relatively small and the franchises were under common control. The Duopoly Review has resulted in this policy being relaxed, and the operators of adjacent cable franchises are now able to interconnect their systems irrespective of whether or not they are under common ownership. In addition, applications by cable operators to connect more distant franchises will also be considered by the DTI, and licenses to do so have been granted.

        Following a consultation in June 1993, OFTEL issued in March 1994 the first part of a three stage program called "Interconnection and Accounting
Separation: The Next Steps." The first step involved the immediate use of an interconnection determination by the Director General between BT and Mercury dated December 2, 1993 (the "BT/Mercury Determination") as the basis for interim interconnection charges payable by other operators to BT.

        The second stage involved modifications to BT's license in March 1995 requiring BT to prepare and publish separate regulatory accounts for its access, network and retail businesses on a half yearly and annual basis. From this information the Director General is required to determine the charges for a standard list of interconnection services, which are interconnection services which BT is obliged to provide, or enter into an agreement to provide, under conditions of its license. Charges are determined on an interim basis for each financial year commencing April 1 based on BT's half yearly regulatory accounts. A final determination and retrospective adjustments are made, if necessary, once BT's annual regulatory accounts are published. On January 31, 1996, OFTEL determined BT's interconnection charges on an interim basis pending publication of BT's regulatory accounts for the year ended March 31, 1996. On November 20, 1996, OFTEL issued an interim determination for the year ending March 31, 1997, based on BT's regulatory accounts for the years ended March 31, 1995 and March 31, 1996. This determination reduced charges payable by Bell Cablemedia South Herts to BT by 12%. However, the effect of the determination is unknown, because of uncertainty about the charges for BT terminating traffic on cable systems. No final determination has yet been made for the year ended March 31, 1996 or the year ended March 31, 1997.

        The third stage of this process involved the identification of further issues relating to competition and interconnection charges as to which see below.

        Retail Price Regulation. BT is currently subject to price cap regulation on approximately 65% of its revenues pursuant to the terms of the August 1992 Price Cap Review. Under the terms of that price cap, BT is required to adjust its charges for telephone and other telecommunications services in any year by a percentage equal to the UK domestic retail price index ("RPI") less 7.5% (until the end of July 1997). The price cap gives BT discretion to vary charges for separate services at rates which exceed the overall price cap, subject to certain secondary price caps. OFTEL's June 1996 statement on the pricing of telecommunications services from 1997 sets out proposals to modify the price cap imposed on BT. These proposals were agreed to by BT and modifications were made to BT's license on October 1, 1996 at the same time as the fair trading condition was incorporated (as to which see below). The new price control will be RPI less 4.5% and will apply from August 1, 1997 until 2001, but only in relation to the bottom 80% of residential customers by bill spend. There is a safeguard reference cap for small business. OFTEL has indicated that this is likely to be the last retail price cap imposed on BT. OFTEL has conceded that this, in combination with the proposed changes for network charges, will result in "vastly more price freedom for a still dominant BT" at both the retail and network level. However, OFTEL expects that the new fair trading provision (described below) will protect others from BT's dominant position. The retail rates charged by Bell Cablemedia South Herts and other telecommunications providers are not limited by regulation by any UK government entity (other than possibly in relation to some international facilities based services) but are subject to general competition and fair trading rules.

        Fair Trading. On October 1, 1996 OFTEL modified BT's license to introduce a new fair trading condition which provides for similar prohibitions to those set out in Articles 85 and 86 of the European Union ("EU") Treaty. The new license condition which became effective on December 31, 1996 prohibits BT from entering into anti-competitive agreements and the abuse of a dominant position in the United Kingdom. It replaces other more specific trading conditions in BT's license. While the condition does not render anti-competitive agreements and practices void from the outset or impose automatic penalties for non-compliance, it enables the Director General to issue final and provisional orders in respect of any such activity. Once such orders have been made, action in reliance on them can be taken by BT's competitors. OFTEL has published draft guidelines on the fair trading condition which is to be introduced into other telecommunications operators licenses (including that of Bell Cablemedia South Herts) in due course. It has also been included in the recently granted international facilities licenses.

        BT consented to OFTEL's proposal and the license modifications but initiated judicial review proceedings in the High Court as to the legality under UK and EU law of the introduction of the fair trading condition. BT was unsuccessful before the High Court in seeking to have the Director General's exercise of his statutory power in imposing the fair trading condition on December 20, 1996. It is not known at this time whether or not BT will appeal against the decision of the High Court.

        Network Price Cap. The Director General is also engaged in a consultation exercise (which started in December 1995) with a view to replacing the annual determination of interconnection charges with two network price caps based on BT's long-run incremental costs. The Director General's current proposals (as set out in a further consultative document titled "Network Charges from 1997" published in December 1996) broadly set out a framework effectively comprising four different approaches OFTEL intends to adopt in relation to the pricing of BT's interconnection services, dependent on the degree of competition. For "competitive services" BT will be free to set the charges. For "prospectively competitive services", BT will be subject to a price cap on each service equal to the percentage change in the RPI. For "bottleneck" and "non-competitive services", two baskets of services will be introduced, each subject to a cap of RPI less X (a number yet to be determined). For "interconnection-specific services", BT will be subject to individual price caps equal to RPI less X (a number yet to be determined). These proposals mean that in future approximately 40% of BT's interconnect revenues will be capped.

        The prices BT sets are subject to the application of the fair trading license condition (as to which see above) and OFTEL intends to use "floors" and "ceilings" as the main yardsticks to consider whether a charge is anti-competitive or not. OFTEL is proposing, after further consultation, to issue a statement in May 1997 that will deal primarily with the values of X and the starting values for interconnect charges. If BT agrees to modifications to its license to implement these further proposals, it is intended that the new network caps will be in place on August 1, 1997, simultaneously with BT's new retail price cap (as to which see above). As with other proposed modifications to BT's license, BT's consent will be required and whilst BT has accepted the retail price cap and fair trading condition, no assurance can be given that BT will accept modifications to implement these proposals. If that consent is not forthcoming, OFTEL has indicated that the present arrangements for setting interconnection charges will continue until such time as the MMC determines the issue.

        Independent Service Providers. On February 27, 1997, OFTEL published its statement "Promoting competition in services over telecommunications networks", building upon its February 1996 consultation and subsequent June 1996 statement. This latest statement seeks to bring together the issues arising in promoting competition in services, in particular by those not owning their own networks, and seeks to propose a framework for effective competition in the market for services. The measures are designed to introduce greater flexibility in the pricing of network services offered by BT and to ensure that independent service providers can compete on an equal basis with BT's own services provision business. In particular, OFTEL's position is that the pricing of network services offered to independent service providers should be lower than the end-user price to reflect the fact that BT's value added point of sale costs are not factored in.

        Indirect and Equal Access. One advantage cable operators have had in the marketplace has been their ability to offer direct access to the Mercury trunk line system, whose long distance charges have historically been less than those charged by BT. At present, in most areas, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by dialing a special access code or by purchasing a special telephone receiver with which, by pressing a special button, it is possible to select the Mercury network in preference to the BT network. This situation where a customer buys a telecommunications service from an operator to which the customer is not directly connected is known as "indirect access". Equal access is where a customer preselects the indirect access operator or where the same number of digits is dialed for each operator, the first few numbers selecting the chosen operator. BT's and Mercury's licenses have been amended to enable OFTEL to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, a cost-benefit study being conducted and determining that the gains will outweigh the likely costs. This would, if implemented, allow residential and business customers to choose between BT, Mercury and any other provider. The feasibility of introducing true equal access to trunk systems, and the time scale within which it could be introduced are difficult to estimate. Many UK cable companies have opposed the equal access recommendations resulting from the Duopoly Review because they believed that placing BT under an obligation to provide equal access to the Mercury network would reduce the attraction of systems run by local operators (which had previously marketed their ability to offer lower cost calls via Mercury).

        In July 1996, OFTEL released a statement setting out its policy on indirect and equal access dealing with the continued provision by BT of indirect access to Mercury and other operators, the possible extension of that obligation on BT to include equal access, and the possible extension of an indirect access obligation to Mercury and other non-dominant operators. OFTEL concluded that indirect access will remain an important route for many customers who are not yet able to take advantage of competition in direct connections to receive the benefits of competitive provision of telecommunications services and that BT should continue to provide indirect access to other operators, given BT's continuing dominant position in the direct access network. This obligation on BT should not extend to providing equal access to other operators. OFTEL, having commissioned a cost benefit analysis, concluded that, rather than a cost benefit, there would be a significant net cost in implementing equal access. Non-dominant operators such as Mercury and the cable companies should not be required to give indirect access to other operators. OFTEL did state that it considers the "well established operator" threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a non-dominant operator should, in the future, be required to grant indirect access to other operators. This threshold would not automatically mean that the operator would be required to grant indirect access, but OFTEL would investigate the issue further in respect of that operator once the threshold was reached.

        International Facilities Licenses. The DTI in December 1996 granted 44 new international facilities based licenses. The new licensees are now able to compete with the previous duopolists (BT and Mercury) in the provision of international facilities based services.

        Telephone Number Portability. Telephone number portability is the means by which customers can keep their numbers when moving from one telephony operator to another operator. The Director General announced on January 13, 1994 plans for the introduction of telephone number portability for those numbers which, within the national numbering plan, are allocated for use at an exchange in a specific geographic area. BT's license obliged it to provide number portability to other telephony operators (but only if technically possible and directed to do so by OFTEL). However, OFTEL was not empowered to determine charges. In August 1994, the Director General directed BT to provide number portability to Videotron customers in all its franchise areas other than Winchester by October 7, 1994. A dispute between BT and Videotron regarding allocation between them of the cost of implementing number portability was referred informally to the Director General. The Director General investigated and reflected BT's proposed charges. The Director General then issued, on February 22, 1995 for formal consultation, a proposed modification to BT's license setting out the basis on which charges for number portability would be calculated. BT refused to consent to the modification which would have given the Director General the power to resolve disputes concerning portability charges, and the matter was referred to the MMC in April 1995. On December 14, 1995 the MMC published a report agreeing with the Director General that the absence of number portability was against the public interest and that it could be rectified by a modification to BT's license enabling the Director General to allocate BT's cost of portability between BT and other operators. The MMC determined that the allocation of costs over the next 5 years between BT and other operators would be in the ratio 70:30.

        The MMC recommended that each provider would bear its own system set-up costs. In addition, BT will be permitted to levy a per line set up charge and a charge reflecting the additional cost of conveying the ported call. The latter charge would equal half the difference between the cost of BT's current inefficient "tromboning" method of implementing number portability and a planned more efficient "call dropback" method. BT will only be permitted to charge for additional conveyance based on tromboning until October 1997, whether or not call dropback is then in place. In addition, OFTEL has power to disallow BT's costs based on inefficiencies.

        BT's license was modified in July 1996 to incorporate a condition which supports the implemention of number portability. BT has reached agreement with several cable companies and those companies can now offer number portability to their customers. Bell Cablemedia South Herts has in the latter part of 1996 migrated to BT's revised standard interconnection agreement which includes the service comprising one line number portability. The General Partner believes that number portability will eliminate an important obstacle to taking cable telephony services, especially among small business customers.

        Universal Service. This is currently defined by OFTEL as the provision throughout the UK of "affordable access to basic telecommunications services for all those reasonably requesting it regardless of where they live". In a consultative document issued in December 1995, OFTEL estimated the gross annual cost of universal service provision to be between Pound Sterling60-Pound Sterling90 million per annum and the net cost, after taking BT benefits into account, to be between zero and Pound Sterling40 million per annum. Benefits to BT from its obligation to provide universal service include enhancement of corporate reputation and marketing and brand recognition.

        The DTI is currently reviewing the EC Directives in relation to universal service. The Full Competition Directive (see below) required member states to notify the European Commission by January 1, 1997 of the scheme for sharing the cost of universal service provision they have chosen to implement. OFTEL published a consultative document containing its proposals for the period to 2001 on February 25, 1997. While OFTEL considers that UK customers currently get a good level of service, opportunities still exist to enhance service provision. OFTEL considers that the basic level of service to be universally available to all the UK should encompass: a connection to the fixed network able to support voice telephony and low speed data and fax transmission; the option of a more restricted service package at low cost; and reasonable geographic access to public call boxes across the UK at affordable prices. Three specific recommendations have been made: to amend BT's license so as to require BT to ensure that all potential customers have the option of a low-cost service, offering only incoming calls and emergency calls access; to encourage alternatives to disconnection for debt to be made available to reduce the numbers of people left without a telephone; and to amend BT's license to improve the procedures for locating public call boxes. OFTEL does not propose to establish a mechanism for funding a universal service at present. However, should OFTEL perceive the need for a funding mechanism in the future, it proposes to allow operators to settle accounts between themselves according to OFTEL standard rules for the calculation of costs and for determining which services are "fundable". OFTEL believes its proposals are consistent with the current requirements of EC legislation and will continue to monitor and keep under review EC universal service policy to ensure the UK arrangements are in accordance with the EU framework.

        European Telecommunications Liberalization. Liberalization measures continue to be proposed and implemented throughout the EU although their impact in the UK regulatory framework is limited in many cases because the UK, unlike many other Member States, is at an advanced stage of liberalization. The DTI and OFTEL, however, monitor EU developments to ensure that both existing and proposed regulation is in accordance with EU initiatives. The EU's aim is to create a free and open market for telecommunications. The legal framework for the free movement for terminal equipment was established by the Terminal Equipment Directive in 1988. Member States were required in accordance with the Services Directive 1988 (as amended) to abolish all special and exclusive rights for the provision of telecommunications services other than public switched voice telephony. Member States are now required under the Full Competition Directive 1996 to implement full liberalization including of voice telephony by January 1, 1998. A number of Member States may apply to extend this deadline and have done so. The recent liberalization of international facilities based services in the UK means that the UK has fully liberalized its telecommunications market well in advance of this deadline.

Employees

The Partnership has no employees. Bell Cablemedia South Herts is managed as a part of BCM's Greater London and South East Region, thus benefiting from the economies of scale of sharing support functions.


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                   PART II.

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

        While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 27, 1997, the approximate number of investors in the Partnership was 5,200.


                       ITEM 6.  SELECTED FINANCIAL DATA

                 South Hertfordshire United Kingdom Fund, Ltd.



                                                                        For the Years
                                                                            Ended
                                                                         December 31,
Income Statement Data:                     1996            1995             1994               1993               1992
                                      -----------      -----------      -------------      ------------       ------------

Revenues                              $20,851,777      $16,554,283       $ 9,088,929        $ 2,631,555        $   302,147
Operating, General and                (15,691,431)     (16,079,815)      (13,478,273)        (3,679,057)        (1,313,296)
  Administrative Expenses
Management Fees and Alloca-            (3,943,096)      (2,754,941)       (2,004,964)        (1,295,522)          (658,335)
  tions from General Partner
Depreciation and Amortization          (5,129,620)      (4,214,341)       (3,064,313)        (1,999,086)          (493,766)
                                      -----------      -----------       -----------        -----------        -----------
Operating Loss                         (3,912,370)      (6,494,814)       (9,458,621)        (4,342,110)        (2,163,250)
Interest Income                            30,667           17,251           185,472             48,896            141,382
Interest Expense                       (2,836,056)      (2,442,312)         (549,834)          (262,276)           (70,313)
Other Expenses (net)                          -                -          (2,410,724)               -                  -
                                      -----------      -----------       -----------        -----------        -----------
Loss from continuing operations
  before minority interests            (6,717,759)      (8,919,875)      (12,233,707)        (4,555,490)        (2,092,181)
Minority Interests                      2,100,658        2,767,869         3,991,358           298,036                 -
                                      -----------      -----------       -----------        -----------        -----------
Net Loss                               (4,617,101)      (6,152,006)       (8,242,349)        (4,257,454)        (2,092,181)
                                      -----------      -----------       -----------        -----------        -----------
Net Loss per Limited
  Partnership Unit                         (80.28)         (106.97)          (149.06)           (145.81)           (137.79)
Weighted Average Number of
  Limited Partnership Units
  Outstanding                              56,935           56,935            54,743             28,906             15,032
Balance Sheet Data:
Total Assets                           91,119,344       80,239,942        73,473,610         48,640,459         19,939,456
Accounts Payable to                    10,202,585        2,232,050         6,028,108          2,368,948          2,045,589
  Affiliates/Related Parties
Long term debt                         30,290,110       24,220,560         1,043,000          1,115,381          1,208,000
General Partner's Capital (Deficit)      (252,612)        (206,441)         (144,921)           (62,497)           (19,922)
Limited Partners' Capital              23,991,699       28,562,629        34,653,115         30,078,228         14,312,432
Minority Interests                     13,079,544       13,948,743        18,553,653          8,061,163                -


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

      1996 Compared to 1995

      Revenues of the Partnership increased $4,297,494 for the year ended December 31, 1996, over the similar period in 1995 from $16,554,283 in 1995 to $20,851,777 in 1996. This increase is primarily the result of an increase in the South Herts System's customer base. The South Herts System served approximately 18,300 basic cable television customers, 20,900 residential telephony lines and 800 business telephony customers at December 31, 1995 as compared to 20,900 basic cable television customers, 24,200 residential telephony lines and 1,000 business telephony customers at December 31, 1996.

      Operating expenses increased $1,747,098 for the year ended December 31, 1996 over the similar period in 1995 from $7,588,812 in 1995 to $9,335,910 in 1996. This increase relates to telephony and programming costs arising from the growth in the South Herts' customer base.

      Selling, general and administrative expenses reduced $2,135,482 for the year ended December 31, 1996 over the similar period in 1995 from $8,491,003 in 1995 to $6,355,521 in 1996. This reduction was primarily due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1996 as compared to 1995.

      Management fees and allocated overhead from the General Partner increased $1,188,155 for the year ended December 31, 1996 over the similar period in 1995 from $2,754,941 in 1995 to $3,943,096 in 1996. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined in 1996 as compared to 1995.

      Depreciation and amortization expense increased $915,279 for the year ended December 31, 1996 over the similar period in 1995 from $4,214,341 in 1995 to $5,129,620 in 1996. This increase was due to an increase in the Partnership's depreciable asset base resulting from the buildout of the South Herts System, mainly during 1995.

      Interest income increased $13,416 for the year ended December 31, 1996 over the similar period in 1995 from $17,251 in 1995 to $30,667 in 1996.
The increase in interest income was the result of interest received on temporary cash balances during 1996 following revised treasury arrangements.

      Interest expense increased $393,744 for the year ended December 31, 1996 over the similar period in 1995 from $2,442,312 in 1995 to $2,836,056 in 1996. This increase was mainly due to an increase in outstanding indebtedness during 1996, under a credit facility entered into in April 1995, and interest on deferred fees charged by an affiliate of the General Partner in the second half of 1996.

      1995 Compared to 1994

      Revenues of the Partnership increased $7,465,354 for the year ended December 31, 1995, over the similar period in 1994 from $9,088,929 in 1994 to $16,554,283 in 1995. This increase is primarily the result of an increase in the South Herts System's customer base due primarily to additional activated plant in 1995. The South Herts System served approximately 13,900 basic cable television customers, 14,100 residential telephony lines and 400 business telephony customers at December 31, 1994 as compared to 18,300 basic cable television customers, 20,900 residential telephony lines and 800 business telephony customers at December 31, 1995.

      Operating expenses increased $3,690,614 for the year ended December 31, 1995 over the similar period in 1994 from $3,898,198 in 1994 to $7,588,812 in 1995. This increase relates to telephony and programming costs arising from the growth in the South Herts' customer base.

      Selling, general and administrative expenses reduced $1,089,072 for the year ended December 31, 1995 over the similar period in 1994 from $9,580,075 in 1994 to $8,491,003 in 1995. This reduction was primarily due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1995 as compared to 1994.

      Management fees and allocated overhead from the General Partner increased $749,977 for the year ended December 31, 1995 over the similar period in 1994 from $2,004,964 in 1994 to $2,754,941 in 1995. These increases were generally due to an increase in allocated overhead due to the increased number of customers and the payment of a $266,267 financing fee in connection with Bell Cablemedia South Herts' Pound Sterling25,000,000 revolving and term loan facility entered into in April 1995.

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

Financial Condition

The Partnership

      The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of December 31, 1996 and 1995, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

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

      On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable/telephone operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts to BCM in exchange for ordinary shares (in the form of ADSs) to be issued by BCM in connection with a planned public offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI and 20 percent by C&W.

      On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October 1994, the Partnership invested
Pound Sterling5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested Pound Sterling2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested Pound Sterling1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested Pound Sterling705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is Fawnspring Limited, a wholly owned subsidiary of BCM.

      As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System.
As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1996 the Partnership had current liabilities of approximately $490,000 owing to BCM. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

Bell Cablemedia South Herts

      During 1996, Bell Cablemedia South Herts had approximately $5.5 million of capital expenditures. Most of these expenditures were for the construction of the South Herts System and were largely funded by depreciation.

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

      On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the
"South Herts Credit Agreement").  On October 18, 1996, Pound
Sterling5,000,000 was cancelled and the facility reduced to Pound
Sterling20,000,000.

      The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts.

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

      Drawdowns of Pound Sterling17.7 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1996 and at February 28, 1997 was Pound Sterling17,700,000.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1996 AND 1995

           AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     INDEX

                                                                     Page
                                                                     ----

  Independent Auditors' Reports                                        33

  Consolidated Balance Sheets                                          34

  Consolidated Statements of Operations                                36

  Consolidated Statements of Partners' Capital (Deficit)               37

  Consolidated Statements of Cash Flows                                38

  Notes to Consolidated Financial Statements                           39




                         INDEPENDENT AUDITORS' REPORT

To the Directors of:
South Hertfordshire United Kingdom Fund, Ltd.

      We have audited the accompanying balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE
London, England

March 20, 1997



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                   --------------------------
ASSETS                                                1996           1995
------                                             -----------    -----------
CASH AND CASH EQUIVALENTS                          $ 2,200,982    $   676,731

RECEIVABLES:
  net of allowances for
   doubtful accounts of $765,634 and $697,594
   at December 31, 1996 and 1995, respectively       4,935,769      3,394,542
PREPAID EXPENSES                                       301,868        360,602
                                                   -----------    -----------
CURRENT ASSETS                                       7,438,619      4,431,875

INVESTMENT IN CABLE TELEVISION AND
  TELECOMMUNICATIONS PROPERTIES,
    net of accumulated depreciation and
    amortization of $16,061,206 and $9,490,853
    at December 31, 1996 and 1995, respectively     82,972,180     75,073,378
OTHER ASSETS                                           708,545        734,689
                                                   -----------    -----------
        Total assets                               $91,119,344    $80,239,942
                                                   ===========    ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS





                                                           December 31
                                                  --------------------------
ASSETS                                               1996            1995
------                                            -----------    -----------

LIABILITIES:
  Accounts payable to affiliates
    and related parties                            $10,202,585    $ 2,232,050
  Trade accounts payable                             4,770,009      4,652,911
  Accrued liabilities                                3,383,259      3,720,929
  Bank overdraft                                       719,136            -
  Short term obligations under
    capital leases                                   1,057,014        840,441
                                                   -----------    -----------
        Current liabilities                         20,132,003     11,446,331
  Long term debt                                    30,290,010     24,220,560
  Long term obligations under capital leases         1,259,022      2,084,780
                                                   -----------    -----------
        Total liabilities                           51,681,035     37,751,671
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                              -              -
MINORITY INTERESTS                                  13,079,544     13,948,743
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
     Contributed capital                                 1,000          1,000
     Accumulated deficit                              (253,612)      (207,441)
                                                   -----------    -----------
                                                      (252,612)      (206,441)
                                                   -----------    -----------
  Limited Partners-
     Net contributed capital (56,935
     units outstanding at December 31,
     1996 and 1995, respectively)                   48,817,997     48,817,997
     Accumulated deficit                           (24,826,298)   (20,255,368)
                                                   -----------    -----------
                                                    23,991,699     28,562,629
                                                   -----------    -----------
  Currency translation adjustment                    2,619,678        183,340
                                                   -----------    -----------
     Total partners' capital                        26,358,765     28,539,528
                                                   -----------    -----------
     Total liabilities and partners' capital       $91,119,344    $80,239,942
                                                   ===========    ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Years Ended December 31,
                                                        --------------------------------------------------------------
                                                            1996                     1995                    1994
                                                        ------------             ------------            -------------

REVENUES                                                 $20,851,777              $16,554,283             $ 9,088,929
COSTS AND EXPENSES:
        Operating                                         (9,335,910)              (7,588,812)             (3,898,198)
        Selling, general and administrative               (6,355,521)              (8,491,003)             (9,580,075)
        Management fees and allocated overhead
            from the General Partner                      (3,943,096)              (2,754,941)             (2,004,964)
         Depreciation and amortization                    (5,129,620)              (4,214,341)             (3,064,313)
                                                         -----------              -----------             -----------
OPERATING LOSS                                            (3,912,370)              (6,494,814)             (9,458,621)
                                                         -----------              -----------             -----------

OTHER INCOME (EXPENSE):
        Interest income                                       30,667                   17,251                 185,472
        Interest expense                                  (2,836,056)              (2,442,312)               (549,834)
        Other expenses (net)                                     -                        -                (2,410,724)
                                                        ------------             ------------            ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTERESTS                               (6,717,759)              (8,919,875)            (12,233,707)
       Minority interests                                  2,100,658                2,767,869               3,991,358
                                                        ------------             ------------            ------------
       NET LOSS:                                        $ (4,617,101)            $ (6,152,006)           $ (8,242,349)
                                                        ============             ============            ============

ALLOCATION OF NET LOSS (Note 1):
        General Partner                                 $    (46,171)            $    (61,520)           $    (82,424)
                                                        ============             ============            ============
        Limited Partners                                $ (4,570,930)            $ (6,090,486)           $ (8,159,925)
                                                        ============             ============            ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                   $     (80.28)            $    (106.97)           $    (149.06)
                                                        ============             ============            ============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                               56,935                   56,935                  54,743
                                                        ============             ============            ============

                The accompanying notes to financial statements
                   are an integral part of these statements.



                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                                For the Years Ended December 31,
                                                           -------------------------------------------------------------------
                                                               1996                       1995                       1994
                                                           ------------               ------------               -------------

GENERAL PARTNER:
        Balance, beginning of period                       $   (206,441)              $   (144,921)              $    (62,497)
        Net loss for period                                     (46,171)                   (61,520)                   (82,424)
                                                           ------------               ------------               ------------
        Balance, end of period                             $   (252,612)              $   (206,441)              $   (144,921)
                                                          =============               ============               ============
LIMITED PARTNERS:
        Balance, beginning of period                       $ 28,562,629               $ 34,653,115               $ 30,078,228
                                                           ------------               ------------               ------------
        Capital contributed                                         -                           -                  14,765,000
        Less -
               Sales commissions                                    -                           -                  (1,476,500)
               Syndication costs                                    -                           -                    (553,688)
                                                           ------------               ------------               ------------
        Net contributed capital                                     -                          -                   12,734,812
        Net loss for period                                  (4,570,930)                (6,090,486)                (8,159,925)
                                                           ------------               ------------               ------------
        Balance, end of period                             $ 23,991,699               $ 28,562,629               $ 34,653,115
                                                          =============               ============               ============
      Translation adjustment
                                                              2,619,678                    183,340                 (1,449,317)
                                                           ------------               ------------               ------------
      Total partners' capital
                                                           $ 26,358,765               $ 28,539,528               $ 33,058,877
                                                          =============               ============               ============

                The accompanying notes to financial statements
                   are an integral part of these statements.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended December 31,
                                                           -------------------------------------------------------------------
                                                               1996                       1995                       1994
                                                           ------------               ------------               -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $ (4,617,101)              $ (6,152,006)              $  (8,242,349)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Minority interests                                  (2,100,658)                (4,604,910)                 (3,991,358)
         Depreciation and amortization                        5,129,620                  4,214,341                   3,064,313
         Write off of deferred development expenditures             -                          -                     2,487,690
         Increase in other receivables                       (1,124,204)                  (942,689)                   (875,105)
         Decrease/(increase) in prepaid expenses and
           other assets                                         178,287                   (644,312)                   (183,685)
         Increase/(decrease) in accounts payable to
           related parties                                    7,134,099                        -                      (715,592)
         (Decrease)/increase in trade accounts payable
          and accrued liabilities                              (846,131)                (1,925,036)                  2,670,952
                                                           ------------               ------------               -------------
Net cash used in operating activities                         3,753,912                (10,054,612)                 (5,785,134)
                                                           ------------               ------------               -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction payments for cable television/telephony
       system                                                (5,538,433)               (10,032,520)                (38,484,112)
Net cash used in investing activities                        (5,538,433)               (10,032,520)                (38,484,112)
                                                           ------------               ------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital, net of syndication costs
      and sales commissions                                         -                          -                    12,734,812
     Proceeds from sale of common stock by subsidiary               -                          -                    14,533,811
     Proceeds from borrowings                                 3,289,440                 24,220,560                     390,748
     Decrease in net subscriptions receivable                       -                          -                       531,300
     (Repayments of) proceeds from shareholder loans                -                   (4,374,752)                  4,374,752
     Increase in accounts payable to affiliates                     -                      784,919                         -
     Overdraft movement                                         658,245                       -                            -
     Repayment of property loan                                     -                   (1,043,000)                        -
     Principal payments under capital leases                   (831,290)                  (478,047)                        -
                                                           ------------               ------------               -------------
Net cash provided by financing activities                     3,116,395                 19,109,680                  32,565,423
                                                           ------------               ------------               -------------
Effect of exchange rate changes on cash                         192,377                  1,514,876                   1,902,201
Increase (decrease) in cash and cash equivalents              1,524,251                    537,424                  (9,801,622)
Cash and cash equivalents, beginning of period                  676,731                    139,307                   9,940,929
Cash and cash equivalents, end of period                   $  2,200,982               $    676,731               $     139,307
                                                           ============               ============               =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                          $ 2,492,396               $ 2,245,782                $     549,834
                                                           ============               ============               =============

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

    The period of the Partnership's first public offering expired on August 15, 1992. Because the Partnership required funds beyond those raised by its first offering in order to construct and develop a franchise to own and operate the South Herts System, the General Partner, on behalf of the Partnership, sold additional interests in the Partnership during an offering period that commenced in September 1992 and ended in April 1994. As of December 31, 1996 and 1995, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.

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

    Investment in Subsidiary

    Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. Bell Cablemedia South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). There are approximately 94,000 homes in the franchise area, of which approximately 85,100 have been passed by the South Herts System's cable television/telephony network now that construction in the franchise area is substantially complete.

    On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired through nominees, the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts. The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. The Partnership reimbursed Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"), at cost, for their expenses in connection with obtaining, holding and maintaining the franchise rights or licenses for the South Herts System, for capital expenditures during the period before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, and for the amount of operating and interest expenses in excess of operating receipts incurred during such period, which totalled $4,996,700. Subsequent to the Partnership's acquisition of Bell Cablemedia South Herts, additional cost reimbursements have been made to the general partner for construction costs. Partnership funds are maintained in U.S. bank accounts as protection from foreign passive income tax restrictions and are used to reimburse the general partner for the South Herts System's construction and operation. Through December 31, 1996 and 1995, the total amount reimbursed to fund the South Herts System's construction and development was approximately $48,800,000. As a result of the acquisition of the shares of Bell Cablemedia South Herts in 1992, it has been consolidated with the Partnership's operations.

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

    Principles of Consolidation

    As a result of the Partnership's majority ownership of Bell Cablemedia South Herts, it has been consolidated with the Partnership's operations in the accompanying audited financial statements as of December 31, 1996, 1995 and 1994.

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

    Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the year ended December 31, 1996 was $1.57 per United Kingdom pound sterling and the closing exchange rate at December 31, 1996 was $1.71 per United Kingdom pound sterling.

    Because the Partnership maintains its funds in US dollars but is required to reimburse the General Partner in UK pounds sterling for expenditures incurred by the General Partner for the construction and operation of the South Herts System, the Partnership may encounter currency exchange rate risks. To hedge these risks, the Partnership has entered into forward foreign exchange contracts from time to time. At December 31, 1996 and 1995, the Partnership had incurred a cumulative loss of $813,014 on forward foreign exchange contracts, which was capitalized in the investment in cable television and telecommunications properties. At December 31, 1996 the Partnership did not have any open forward foreign exchange contracts.

    Property, Plant and Equipment

    Prior to receiving the first revenues from subscribers of a cable television/telephony system constructed by the Partnership, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of the main construction build (defined as the "prematurity period"), which in most cases is no longer than two years, except in major urban markets, in which case the prematurity period may be longer than two years, portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The General Partner has estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. At December 31, 1996 and 1995, the investment in the cable television and telecommunications network was comprised of $77,901,431 and $70,267,477 of cable network and other electronic equipment, $2,256,896 and $2,110,988 of freehold buildings, and $2,813,853 and $2,694,913 of office and other equipment, respectively. As of December 31, 1996, the South Herts System had received $49,428,691 of revenue from operations. During 1994 Bell Cablemedia South Herts wrote off deferred development expenditure of $2,487,690 to the consolidated statement of operations.

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

    New Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. As issued SFAS 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. In December 1996, SFAS No. 127 "Deferral of the Effective date of Certain Provisions of SFAS No. 125" ("SFAS 127") was issued. SFAS 127 defers for one year the effective date of certain requirements of SFAS 125. The adoption of SFAS 125 is not expected to have an impact on the financial statements of the Partnership.

    Presentation of Comparative Information

    Certain reclassifications have been made to the prior year's presentation to conform to that used in the current year.

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

    Consulting and Management Fees

    An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the years ended December 31, 1996, 1995 and 1994 were $1,370,755, $1,068,887, and
$1,008,545, respectively. All these amounts were expensed on the Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, respectively.

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

    The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The
General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1996, 1995 and 1994, reimbursement made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates (or its predecessor) for any allocable direct and indirect expenses totalled $2,572,341, $1,419,554 and $996,419 respectively.

    In connection with Bell Cablemedia South Herts' Pound Sterling20,000,000 revolving and term loan credit facility agreement, originally entered into in April 1995, amended in October 1996 and described in section (4) below, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The fee was allocated between the investors in Bell Cablemedia South Herts in proportion to their shareholding. The Partnership's share of this fee amounted to $266,267.

    The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. For the year ended December 31, 1996, interest on deferred fees of $136,183 was charged by an affiliate of the General Partner, and interest on advances of $15,676 was charged by the General Partner. For the years ended December 31, 1995 and 1994 no such interest was charged to the Partnership by the General Partner or its affiliates.

(4) FINANCING

    The Partnership

    As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System.
As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1996, the Partnership had current liabilities of approximately $490,000 owing to BCM. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

    Bell Cablemedia South Herts

    In July 1992, Bell Cablemedia South Herts entered into an agreement with a bank to refinance its primary office/headend building for Pound Sterling800,000. This loan was to be repaid over 10 years with quarterly principal and interest payments due July 1993 through July 2002. Interest on the loan was calculated at the London InterBank Offered Rate ("LIBOR") plus 2 percent. For the years ended December 31, 1996, 1995 and 1994, the South Herts System had recorded interest expense of $0, $19,439 and $81,050, respectively, on the loan. In March 1995, the bank financing for the office/headend building was repaid.

    On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound
Sterling5,000,000 was cancelled and the facility reduced to Pound
Sterling20,000,000.

    The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts.

    Repayment of the credit facility falls due as follows (figures in Pound Sterling):

                       1999              1,239,000
                       2000              3,186,000
                       2001              4,425,000
                       2002              4,425,000
                       2003              4,425,000
                                        ----------
                                        17,700,000
                                        ==========

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

    Drawdowns of Pound Sterling17.7 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.

(5) INCOME TAXES

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

    United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. Corporation tax is currently charged at a rate of 33 percent, with a lower rate of 24 percent (23% with effect from April 1, 1997 if proposed changes in the Finance Bill 1997 are enacted) applying to companies with profits of less than Pound Sterling300,000. Marginal relief applies where the profits exceed Pound Sterling300,000 but not Pound Sterling1,500,000. These limits are reduced proportionately where there is more than one associated company. Such corporation will be able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. No tax benefit has been recognized in the accompanying financial statements for tax net operating losses generated by Bell Cablemedia South Herts. Bell Cablemedia South Herts has approximately Pound Sterling10.4 million of tax net operating losses carried forward at December 31, 1996 (Pound Sterling10.6 million at December 31, 1995).


(6) OBLIGATIONS UNDER CAPITAL LEASES


                                                    1996             1995
                                                     $                $

Minimum lease payments due:

    Less than one year                            1,266,622        1,149,160
    1-2 years                                     1,018,261        1,149,160
    2-3 years                                       328,034          923,831
    3-4 years                                        41,783          297,613
    4-5 years                                           -             37,908
                                                 ----------       ----------
                                                  2,654,700        3,557,672
     Less finance charges allocated to
       future periods                              (338,664)        (632,451)
                                                 ----------       ----------
                                                  2,316,036        2,925,221
                                                 ==========       ==========

     Due within one year                          1,057,014          840,441
     Due after more than one year                 1,259,022        2,084,780
                                                 ----------       ----------
                                                  2,316,036        2,925,221
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

Name                              Age   Positions with the General Partner
----                              ---   ----------------------------------

Daniel E Somers                    49   Chairman of the Board

Robert Drolet                      40   Director and Company Secretary

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

Mr. Drolet has been a Director of the General Partner since January 1997. On March 19, 1997 he was appointed as Director of Legal Services for Cable & Wireless Communications plc. He has been General Counsel and Company Secretary of BCM since July 1996. He was General Counsel and Assistant Corporate Secretary of BCI from May 1995 to July 1996, and from March 1993 to May 1995, Assistant General Counsel and Assistant Corporate Secretary. Previously, Mr. Drolet was Vice President, Corporate Affairs and Corporate Secretary of The Canam Manac Group Inc. from January 1991 to March 1993.

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

      Jones International Securities, Ltd. ("JISL"), an affiliate of the Jones Global Funds, the former general partner, served as the dealer-manager of an offering of limited partnership interests in the Partnership during 1994 and received a fee equal to 10 percent of the gross proceeds and paid all commissions of broker-dealer firms that sell interests. Up to 9 percent of the gross proceeds paid to Jones International Securities, Ltd. was permitted to be reallowed to unaffiliated participating broker-dealer firms. No such fees were incurred by the Partnership for the year ended December 31, 1996.

      An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 1996 totalled $1,370,755.

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

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 1996 amounted to $151,859.


                                   PART IV.

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(a)  The following documents are filed herewith as part of this report:

     1. See index to financial statements at page 32 for the list of financial statements and exhibits thereto filed as part of this report.

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

                                     SOUTH HERTFORDSHIRE UNITED
                                     KINGDOM FUND, LTD.
                                     a Colorado limited partnership



                                     By:  Fawnspring Limited,
                                          its General Partner


                                     By:  /s/ Daniel E Somers
                                          --------------------------
                                          Daniel E Somers
Date:  March 27, 1997                     Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By:  /s/ Daniel E Somers
                                          --------------------------
                                          Daniel E Somers
                                          Director of
                                          Fawnspring Limited
Dated:  March 27, 1997                    (Principal Executive Officer)


                                     By:  /s/ Robert Drolet
                                          --------------------------
                                          Robert Drolet
                                          Director of
                                          Fawnspring Limited
Dated:  March 27, 1997                    (Company Secretary)



EXHIBIT INDEX

Number          Description
------          -----------
27              Financial Data Schedule.