Form 10-Q
period 1997-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1997-05-14
CIK 857957

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997.


                                      or


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


      For the transition period from _________ to ________

                     Commission File Number:  0-19889

                               ------------

                            SOUTH HERTFORDSHIRE
                         UNITED KINGDOM FUND, LTD.
            (Exact name of registrant as specified in charter)

           Colorado                              84-1145140
    (State of organization)         (I.R.S. Employer Identification No.)

                           Bell Cablemedia House
                    Upton Road, Watford, Hertfordshire
                             WD1 7EL, England
                  (Address of principal executive office)


                            011 44 1923 444000
                      (Registrant's telephone number)

                               ------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

=============================================================================




                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                            (A Limited Partnership)



                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------



                                                                                March 31,      December 31,
                                                                                  1997             1996
                                                                                ---------      ------------
ASSETS:
CASH AND CASH EQUIVALENTS...................................................    $3,757,934      $2,200,982
RECEIVABLES
   Other receivables net of allowances for doubtful accounts of
      $809,140 and $765,634 at March 31, 1997 and December
      31, 1996, respectively................................................     3,074,292       4,935,769
 PREPAID EXPENSES...........................................................       498,202         301,868
                                                                                ----------      ----------
CURRENT ASSETS..............................................................     7,330,428       7,438,619
INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
   depreciation and amortization of  $16,883,197 and $16,061,206 at
   March 31, 1997 and December 31, 1996, respectively.......................    81,004,062      82,972,180
OTHER ASSETS................................................................       655,567         708,545
                                                                                ----------      ----------
   Total assets.............................................................   $88,990,057     $91,119,344
                                                                                ==========      ==========


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)


                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                March 31,      December 31,
                                                                                   1997            1996
                                                                                ---------      ------------
LIABILITIES:
 Accounts payable to affiliates and related parties........................    $11,788,530     $10,202,585
 Trade accounts payable....................................................      3,263,133       4,770,009
 Accrued liabilities.......................................................      3,599,710       3,383,259
 Bank overdraft............................................................             --         719,136
 Short term obligations under capital leases...............................        817,521       1,057,014
                                                                               -----------     -----------
   Current liabilities.....................................................     19,468,894      20,132,003
 Long term debt............................................................     31,690,600      30,290,010
 Long  term obligations under capital leases...............................      1,208,037       1,259,022
                                                                               -----------     -----------
   Total liabilities.......................................................     52,367,531      51,681,035
                                                                               -----------     -----------
COMMITMENTS AND CONTINGENCIES..............................................             --              --
MINORITY INTERESTS.........................................................     12,176,716      13,079,544
PARTNERS' CAPITAL (DEFICIT):
  General Partner
   Contributed capital.....................................................          1,000           1,000
   Accumulated deficit.....................................................       (262,125)       (253,612)
                                                                               -----------     -----------
                                                                                  (261,125)       (252,612)
                                                                               -----------     -----------
  Limited Partners
   Net contributed capital (56,935 units outstanding at March 31,
     1997 and December 31, 1996, respectively).............................     48,817,997      48,817,997
   Accumulated deficit.....................................................    (25,669,095)    (24,826,298)
                                                                               -----------     -----------
                                                                                23,148,902      23,991,699
                                                                               -----------     -----------
  Currency translation adjustment..........................................      1,558,033       2,619,678
                                                                               -----------     -----------
  Total partners' capital..................................................     24,445,810      26,358,765
                                                                               -----------     -----------
  Total liabilities and partners' capital..................................    $88,990,057     $91,119,344
                                                                               ===========     ===========


         The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                                                  For the three months ended
                                                                                            March 31,
                                                                                 -----------------------------
                                                                                     1997              1996
                                                                                 -----------       -----------
REVENUES...................................................................      $ 5,540,430       $ 4,952,607
COSTS AND EXPENSES:
 Operating.................................................................       (2,201,555)       (2,365,662)
 Selling, general and administrative.......................................         (732,578)       (1,670,475)
 Management fees and allocated overhead from the General Partner...........       (1,657,657)         (870,593)
 Depreciation and amortization.............................................       (1,466,158)       (1,178,788)
                                                                                  ----------        ----------
OPERATING LOSS.............................................................         (517,518)       (1,132,911)
OTHER INCOME (EXPENSE):
 Interest expense..........................................................         (728,971)         (661,650)
 Interest income...........................................................           23,172             3,439
                                                                                  ----------        ----------
LOSS BEFORE MINORITY INTERESTS.............................................       (1,223,317)       (1,791,122)
 Minority interests........................................................          372,007           571,444
                                                                                  ----------        ----------
NET LOSS...................................................................      $  (851,310)      $(1,219,678)
ALLOCATION OF NET LOSS:
 General Partner...........................................................      $    (8,513)         $(12,197)
 Limited Partners..........................................................      $  (842,797)      $(1,207,481)
NET LOSS PER LIMITED PARTNERSHIP UNIT......................................      $    (14.80)      $    (21.21)
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING.........................................................           56,935            56,935



         The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)


                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                      For the three months ended
                                                                                               March 31,
                                                                                    -----------------------------
                                                                                        1997             1996
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................................................   $  (851,310)    $  (1,219,678)
Adjustments to reconcile net loss to net cash used in operating activities:
 Minority interests..............................................................      (372,007)         (805,668)
 Depreciation and amortization...................................................     1,466,157         1,178,788
 Decrease in other receivables...................................................     1,656,440           306,753
 (Increase) decrease in prepaid expenses and other assets........................      (182,837)          179,180
 Increase in accounts payable to related parties.................................     1,972,585           486,588
 Increase (decrease) in trade accounts payable and accrued liabilities...........         7,593          (208,277)
                                                                                     ----------         ---------
  Net cash generated by (used in) operating activities...........................     3,696,621           (82,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction payments for cable television/telephony system.....................    (3,790,743)         (923,973)
                                                                                     ----------         ---------
  Net cash used in investing activities..........................................    (3,790,743)         (923,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings..........................................................     2,619,040         1,424,640
 Net decrease in bank overdraft .................................................      (687,871)               --
 Principal payments under capital leases.........................................      (196,078)         (241,132)
                                                                                     ----------         ---------
  Net cash provided by financing activities......................................     1,735,091         1,183,508
                                                                                     ----------         ---------
Effect of currency exchange rate changes.........................................       (84,017)         (468,447)
Increase (decrease) in cash and cash equivalents.................................     1,556,952          (291,226)
Cash and cash equivalents, beginning of period...................................     2,200,982           676,731
                                                                                     ----------         ---------
Cash and cash equivalents, end of period.........................................   $ 3,757,934          $385,505
                                                                                     ----------         ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid....................................................................      $549,385          $606,833


         The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.


                 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) BASIS OF PRESENTATION

               The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 1997 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

               Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 1997, the network consisted of approximately 570 miles of cable plant, which passed approximately 86,000 homes. At March 31, 1997 the South Herts System's cable television customers totalled approximately 21,000 and the South Herts System's residential telephony lines totalled approximately 24,600. In addition, the South Herts System provided telephony services to approximately 1,050 businesses in its franchise area.

               On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through March 31, 1997, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

               On December 17, 1996, BCM acquired control of an additional 55.6% of Videotron Holdings Plc ("Videotron"), increasing its direct and indirect shareholding in that company to 81.8%. On the same day, a subsidiary of C&W subscribed for additional shares in BCM, increasing its stake in the company to 32.5%, with BCI's indirect stake reducing to 32.5%.

               On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron. By April 1, 1997, BCM had increased its stake in Videotron to 100.0%.

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

               On April 25, 1997, CWC acquired Mercury, and at that date CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. Assuming full acceptance of the offers for shares, CWC will own 100% of BCM. In turn, C&W will own approximately 52.6%, NYNEX approximately 18.5% and BCI approximately 14.2% of the fully diluted share capital of CWC, with the remainder to be held by public shareholders.

               CWC, through its subsidiaries and its interest in Bell Cablemedia South Herts, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25 percent of all homes in the United Kingdom (including 59 percent of all homes in Greater London), and substantially all small-to-medium sized business customers within its 45 cable franchise areas.

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

               An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended March 31, 1997 and 1996 were $297,549 and $416,176 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 respectively.

               The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 1997 and 1996, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,360,108 and $454,417 respectively. The increase in reimbursements to the General Partner and its affiliates has been more than offset by a reduction in selling, general and administrative expenses, during a period in which revenues increased by 12% compared with the corresponding quarter in the previous year.

               The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 1997, this interest charge was $66,350; for the three months ended March 31, 1996, no such interest had been charged to the Partnership by the General Partner or its affiliates.

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

               Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the three months ended March 31, 1997 was $1.64 per United Kingdom pound sterling and the closing exchange rate at March 31, 1997 was $1.64 per United Kingdom pound sterling.

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

(5) FINANCINGS

               On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound Sterling5,000,000 was canceled and the facility reduced to Pound
Sterling20,000,000.

               The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling20,000,000 is subject to certain conditions which have not currently been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At March 31, 1997 the average interest rate on this loan was 8.5%.

               The South Herts Credit Agreement contains various covenants including financial covenants such as a bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

               Drawdowns of Pound Sterling19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.






                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                            (A Limited Partnership)


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

BACKGROUND

               South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of March 31, 1997, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

               In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through March 31, 1997 the total amount invested by the Partnership was approximately $48,800,000.

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

               On December 17, 1996, BCM acquired control of an additional 55.6% of Videotron Holdings Plc ("Videotron"), increasing its direct and indirect shareholding in that company to 81.8%. On the same day, a subsidiary of C&W subscribed for additional shares in BCM, increasing its stake in the company to 32.5%, with BCI's indirect stake reducing to 32.5%.

               On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron. By April 1, 1997, BCM had increased its stake in Videotron to 100.0%.

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

               On April 25, 1997, CWC acquired Mercury, and at that date CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. Assuming full acceptance of the offers for shares, CWC will own 100% of BCM. In turn, C&W will own approximately 52.6%, NYNEX approximately 18.5% and BCI approximately 14.2% of the fully diluted share capital of CWC, with the remainder to be held by public shareholders.

               CWC, through its subsidiaries and its interest in Bell Cablemedia South Herts, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers representing approximately 25 percent of all homes in the United Kingdom (including 59 percent of all homes in Greater London) and substantially all small-to-medium sized business customers within its 45 cable franchise areas.

LIQUIDITY AND CAPITAL RESOURCES

               The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 1997 the Partnership had current liabilities of approximately $670,000. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meets its obligations as they fall due.

               Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound Sterling5,000,000 was canceled and the facility reduced to Pound Sterling20,000,000.

               The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed Pound Sterling20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of Pound Sterling20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At March 31, 1997 the average interest rate on this loan was 8.5%.

               The South Herts Credit Agreement contains various covenants including financial covenants such as a bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

               Drawdowns of Pound Sterling19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

               Revenues of the Partnership increased $587,823 for the three months ended March 31, 1997, over the corresponding period in 1996 from $4,952,607 in 1996 to $5,540,430 in 1997. These increases were the result of increases in the South Herts System's customer base, offset by the effect of the implementation of a new residential telephony tariff, comprising lower line rentals and call charge savings, in July 1996. The South Herts System served approximately 21,000 basic cable television customers, 24,600 residential telephony lines and over 1,050 business telephony customers at March 31, 1997 as compared to approximately 19,200 basic cable television customers, 22,300 residential telephony lines and 850 business telephony customers at March 31, 1997.

               Operating expenses reduced $164,107 for the three months ended March 31, 1997 over the corresponding period in 1996 from $2,365,662 in 1996 to $2,201,555 in 1997. This reduction primarily came about as the result of lower interconnection costs for telephony services.

               Selling, general and administrative expenses reduced $937,897 for the three months ended March 31, 1997 over the corresponding period in 1996 from $1,670,475 in 1996 to $732,578 in 1997. This reduction was due to reductions in overhead costs resulting from the provision of additional services by the General Partner in 1997 as compared to 1997.

               Management fees and allocated overhead from the General Partner increased by $787,064 for the three months ended March 31, 1997 over the corresponding period in 1996 from $870,593 in 1996 to $1,657,657 in 1997. These incremental costs relate to additional services, such as customer services and the sales force, provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined for the three month period ended March 31, 1997 compared with the corresponding period in 1996, from $2,541,068 in 1996 to $2,390,235 in 1997.

               Depreciation and amortization expense increased $287,370 for the three months ended March 31, 1997, over the corresponding period in 1996, from $1,178,788 in 1996 to $1,466,158 in 1997. These increases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system.

               Interest expense increased by $67,321 for the three months ended March 31, 1997 over the corresponding period in 1996, from $661,650 in
1996  to $728,971 in 1997.   This increase was due to interest on deferred fees
charged by an affiliate of the General Partner in the three months ended March 31, 1997.

               Interest income increased by $19,733 for the three months ended March 31, 1997, over the corresponding period in 1996, from $3,439 in 1996 to $23,172 in 1997. The increase in interest income was due to the investment of surplus funds in the three months ended March 31, 1997.

               Net loss decreased by $368,368 for the three months ended March 31, 1997, over the corresponding period in 1996, from $1,219,678 in 1996 to $851,310 in 1997. The reduction in net loss was due to the increase in contribution margin which exceeded the increases in depreciation and amortization and interest expenses.


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

                                SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                                a Colorado limited partnership
                                BY:  FAWNSPRING LIMITED
                                       Its General Partner


                                BY:   /s/ Robert Drolet
                                    ------------------------------
                                      Robert Drolet
                                      Director





May 14, 1997