Form 10-Q
period 1997-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1997-08-15
CIK 857957

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

                  Commission File Number: 0-19889

           SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
         Exact name of registrant as specified in charter


Colorado                                              84-1145140
---------------------                      ---------------------
State of organization                      I.R.S. employer I.D.#



           Bell Cablemedia House, Upton Road, Watford,
                 Hertfordshire, WD1 7EL, England
         ----------------------------------------------
              Address of principal executive office

                        011 44 1923 444000
                 -------------------------------
                  Registrant's telephone number

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
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                            June 30,       December 31,
                                              1997             1996
                                            -------        ------------
ASSETS:

CASH AND CASH EQUIVALENTS                  $1,222,445       $2,200,982

RECEIVABLES Other receivables net
  of allowances for doubtful
  accounts of $868,893 and $765,634
  at June 30, 1997 and December
  31, 1996,
  respectively                              3,652,392        4,935,769

PREPAID EXPENSES                              626,217          301,868
                                          -----------      -----------
CURRENT ASSETS                              5,501,054        7,438,619
                                          -----------      -----------
INVESTMENT IN CABLE TELEVISION
AND TELECOMMUNICATIONS PROPERTIES,
  net of  accumulated depreciation
  and amortization of $18,641,934
  and $16,061,206 at June 30, 1997
  and December 31, 1996, respectively      81,866,020       82,972,180

OTHER ASSETS                                  660,659          708,545
                                          -----------      -----------
      Total assets                        $88,027,733      $91,119,344
                                          -----------      -----------


     The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                            June 30,       December 31,
                                              1997             1996
                                            -------        ------------
LIABILITIES:
  Accounts payable to affiliates
  and related parties                     $11,386,335      $10,202,585
  Trade accounts payable                    3,407,210        4,770,009
  Accrued liabilities                       3,704,153        3,383,259
  Bank overdraft                                   -           719,136
  Short term obligations under
  capital leases                              643,728        1,057,014
                                          -----------      -----------
      Current liabilities                  19,141,426       20,132,003
  Long term debt                           32,120,990       30,290,010
  Long  term obligations under
  capital leases                            1,224,444        1,259,022
                                          -----------      -----------
      Total liabilities                    52,486,860       51,681,035
                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES                      -                 -
MINORITY INTERESTS                         11,854,860       13,079,544
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                         1,000            1,000
    Accumulated deficit                      (272,872)        (253,612)
                                          -----------      -----------
                                             (271,872)        (252,612)
                                          -----------      -----------
  Limited Partners
    Net contributed capital
    (56,935 units outstanding
    at June 30, 1997 and
    December 31, 1996 respectively)        48,817,997       48,817,997
  Accumulated deficit                     (26,733,054)     (24,826,298)
                                          -----------      -----------
                                           22,084,943       23,991,699
                                          -----------      -----------
Currency translation adjustment             1,872,942        2,619,678
                                          -----------      -----------
Total partners' capital                    23,686,013       26,358,765
                                          -----------      -----------
Total liabilities and partners'
capital                                   $88,027,733      $91,119,344
                                          -----------      -----------


     The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                            For the three              For the six
                             months ended              months ended
                               June 30,                  June 30,
                          -----------------         -----------------
                          1997         1996         1997         1996
                          ----         ----         ----         ----
REVENUES              $5,594,962   $5,019,204  $11,135,392   $9,971,811

COSTS AND EXPENSES:
  Operating            3,238,478    2,256,075    5,440,033    4,621,737
  Selling, general
  and administrative     259,658    1,476,645      992,236    3,147,120
  Management fees
  and allocated
  overhead from the
  General Partner      1,363,722    1,226,098    3,021,379    2,096,691
  Depreciation and
  amortization         1,505,503    1,224,440    2,971,661    2,403,228
                      ----------   ----------   ----------   ----------
OPERATING LOSS          (772,399)  (1,164,054)  (1,289,917)  (2,296,965)

OTHER INCOME
(EXPENSE):
  Interest expense      (797,215)    (662,471)  (1,526,186)  (1,324,121)
  Interest income         15,598        8,978       38,770       12,417
                      ----------   ----------   ----------   ----------

LOSS BEFORE
MINORITY INTERESTS    (1,554,016)  (1,817,547)  (2,777,333)  (3,608,669)
  Minority interests     479,310      574,459      851,317    1,145,903
                      ----------   ----------   ----------   ----------

NET LOSS             $(1,074,706) $(1,243,088) $(1,926,016) $(2,462,766)
ALLOCATION OF
NET LOSS:
  General Partner       $(10,747)    $(12,431)    $(19,260)    $(24,628)
  Limited Partners   $(1,063,959) $(1,230,657) $(1,906,756) $(2,438,138)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT       $(18.69)     $(21.61)     $(33.49)     $(42.82)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING       56,935       56,935       56,935       56,935


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                For the six months
                                                   ended June 30,
                                              1997              1996
                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(1,926,016)     $(2,462,766)
Adjustments to reconcile net loss
to net cash generated in operating
activities:
  Minority interests                         (851,317)      (1,145,903)
  Depreciation and amortization             2,971,661        2,403,228
  Decrease (increase) in other
  receivables                               1,129,059         (104,796)
  (Increase) decrease in prepaid
  expenses and other assets                 (299,613)          230,496
  Increase  in accounts payable to
  related parties                           1,430,296        3,074,480
  Increase (decrease) in trade
  accounts payable and accrued
  liabilities                                 737,978         (933,140)
                                          -----------      -----------
     Net cash generated in
     operating activities                   3,192,048        1,061,599

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable
  television/telephony system              (5,648,561)      (2,711,487)
                                          -----------      -----------
     Net cash used in investing
     activities                            (5,648,561)      (2,711,487)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings                    2,619,360        2,445,760
  Net decrease in bank overdraft             (687,955)               -
  Principal payments under
  capital leases                             (377,975)        (408,726)
                                          -----------      -----------
     Net cash provided by
     financing activities                   1,553,430        2,037,034
                                          -----------      -----------
Effect of currency exchange
rate changes                                  (75,454)           6,904
(Decrease) increase in cash and
cash equivalents                             (978,537)         394,050
Cash and cash equivalents,
beginning of period                         2,200,982          676,731
                                          -----------      -----------
Cash and cash equivalents,
end of period                              $1,222,445       $1,070,781
                                          -----------      -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                              $1,147,084       $1,054,184


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 1997 and its results of operations and cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 1997, the network consisted of approximately 570 miles of cable plant, which passed approximately 86,000 homes. At June 30, 1997 the South Herts System's cable television customers totalled approximately 21,300 and the South Herts System's residential telephony lines totalled approximately 25,900. In addition, the South Herts System provided telephony services to approximately 1,150 businesses in its franchise area.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through June 30, 1997, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

      On April 25, 1997, CWC acquired Mercury, and at that date CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. On May 6,1997, CWC issued notices to those BCM shareholders who had not already accepted CWC's offer for their shares, and to those NYNEX CableComms shareholders who had not already accepted CWC's offer for their shares, informing them that CWC intended to exercise its rights to acquire compulsorily all outstanding BCM and NYNEX CableComms shares for which valid acceptances had not yet been received. At June 16, 1997, CWC had received valid acceptances representing approximately 99.4% of the ordinary share capital of BCM and approximately 99.6% of the ordinary share capital of NYNEX CableComms. Assuming full acceptance of the offers for shares, CWC will own 100% of BCM. In turn, C&W will own approximately 52.6%, NYNEX approximately 18.5% and BCI approximately 14.2% of the fully diluted share capital of CWC, with the remainder to be held by public shareholders.

   CWC, through its subsidiaries and its interest in Bell Cablemedia South Herts, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 45 cable franchise areas.

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended June 30, 1997 and 1996 were $291,483 and $370,250 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 respectively.

   Consulting fees paid or payable by Bell Cablemedia South Herts for the six months ended June 30, 1997 and 1996 were $589,032 and $786,426 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996 respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1997 and 1996, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,072,238 and $855,848 respectively. During the six months ended June 30, 1997 and 1996, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $2,432,347 and $1,310,265 respectively. These increases were due to an increase in the provision of services by the General Partner in 1997 as compared to 1996.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 1997, this interest charge was $114,319, and for the six months ended June 30, 1997, the interest charge was $217,154. For both the three month and six month periods ended June 30, 1996, no such interest had been charged to the Partnership by the General Partner or its affiliates.

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

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the six months ended June 30, 1997 was $1.64 per United Kingdom pound sterling and the closing exchange rate at June 30, 1997 was $1.66 per United Kingdom pound sterling.

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

(5)  FINANCINGS

   On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

   The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At June 30, 1997 the average interest rate on this loan was 8.7%.

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

   Drawdowns of (pound)19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that Bell Cablemedia South Herts has available sufficient resources to fund the completion of construction and operation of the South Herts system.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


BACKGROUND

   South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of June 30, 1997, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

   In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through June 30, 1997 the total amount invested by the Partnership was approximately $48,800,000.

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

      On April 25, 1997, CWC acquired Mercury, and at that date CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. On May 6,1997, CWC issued notices to those BCM shareholders who had not already accepted CWC's offer for their shares, and to those NYNEX CableComms shareholders who had not already accepted CWC's offer for their shares, informing them that CWC intended to exercise its rights to acquire compulsorily all outstanding BCM and NYNEX CableComms shares for which valid acceptances had not yet been received. At June 16, 1997, CWC had received valid acceptances representing approximately 99.4% of the ordinary share capital of BCM and approximately 99.6% of the ordinary share capital of NYNEX CableComms. Assuming full acceptance of the offers for shares, CWC will own 100% of BCM. In turn, C&W will own approximately 52.6%, NYNEX approximately 18.5% and BCI approximately 14.2% of the fully diluted share capital of CWC, with the remainder to be held by public shareholders.

   CWC, through its subsidiaries and its interest in Bell Cablemedia South Herts, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 45 cable franchise areas.


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 1997 the Partnership had current liabilities of approximately $850,000, most of which were payable to the General Partner.

   Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

   The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At June 30, 1997 the average interest rate on this loan was 8.7%.

   The South Herts Credit Agreement contains various covenants in-cluding financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a homes marketed test, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a re-striction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

   Drawdowns of (pound)19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that Bell Cablemedia South Herts has available sufficient resources to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $575,758 for the three months ended June 30, 1997, over the corresponding period in 1996 from $5,019,204 in 1996 to $5,594,962 in 1997. Revenues of the
Partnership increased $1,163,581 for the six months ended June 30, 1997, over the corresponding period in 1996 from $9,971,811 in 1996 to $11,135,392 in 1997. These increases were the result of increases in the South Herts System's customer base, offset by the effect of the implementation of a new residential telephony tariff, comprising lower line rentals and call charge savings, in July 1996. The South Herts System served approximately 21,300 basic cable television customers, 25,900 residential telephony lines and 1,150 business telephony customers at June 30, 1997 as compared to approximately 19,850 basic cable television customers, 23,300 residential telephony lines and 850 business telephony customers at June 30, 1996.

   Operating expenses increased $982,403 for the three months ended June 30, 1997 over the corresponding period in 1996 from $2,256,075 in 1996 to $3,238,478 in 1997. Operating expenses increased $818,296 for the six months ended June 30, 1997 over the corresponding period in 1996 from $4,621,737 in 1996 to $5,440,033 in 1997. These increases relate to telephony and programming costs arising from the growth in the South Herts' customer base. Also costs in the second quarter of 1997 included increased charges from the major programming supplier backdated to January 1, 1997, together with an adverse prior period adjustment for interconnection costs. The prior period costs brought to account in the three months ended June 30, 1997 amounted to approximately $475,000.

   Selling, general and administrative expenses reduced $1,216,987 for the three months ended June 30, 1997 over the corresponding period in 1996 from $1,476,645 in 1996 to $259,658 in 1997. Selling, general and administrative expenses reduced $2,154,884 for the six months ended June 30, 1997 over the corresponding period in 1996 from $3,147,120 in 1996 to $992,236 in 1997. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1997 as compared to 1996.

   Management fees and allocated overhead from the General Partner increased by $137,624 for the three months ended June 30, 1997 over the corresponding period in 1996, from $1,226,098 in 1996 to $1,363,722 in 1997. Management fees and allocated overhead from the General Partner increased by $924,688 for the six months ended June 30, 1997 over the corresponding period in 1996, from $2,096,691 in 1996 to $3,021,379 in 1997. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administative expenses and management fees and allocated overhead from the General Partner has declined for both the three and six month periods ended June 30, 1997 compared with the corresponding periods in 1996.

   Depreciation and amortization expense increased $281,063 for the three months ended June 30, 1997, over the corresponding period in 1996, from $1,224,440 in 1996 to $1,505,503 in 1997. Depreciation and
amortization expense increased $568,433 for the six months ended June 30, 1997, over the corresponding period in 1996, from $2,403,228 in

1996 to $2,971,661 in 1997. These increases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system.

   Interest expense increased by $134,744 for the three months ended June 30, 1997 over the corresponding period in 1996, from $662,471 in 1996 to $797,215 in 1997. Interest expense increased by $202,065 for the six months ended June 30, 1997 over the corresponding period in 1996, from $1,324,121 in 1996 to $1,526,186 in 1997. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner in the three and six month periods ended June 30, 1997.

   Interest income increased by $6,620 for the three months ended June 30, 1997, over the corresponding period in 1996, from $8,978 in 1996 to $15,598 in 1997. Interest income increased by $26,353 for the six months ended June 30, 1997, over the corresponding period in 1996, from $12,417 in 1996 to $38,770 in 1997. The increases in interest income were due to higher surplus funds available for investment in the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

   Net loss decreased by $168,382 for the three months ended June 30, 1997, over the corresponding period in 1996, from $1,243,088 in 1996 to $1,074,706 in 1997. Net loss decreased by $536,750 for the six months ended June 30, 1997, over the corresponding period in 1996, from $2,462,766 in 1996 to $1,926,016 in 1997. The reductions in net loss were due to the increases in revenue, combined with reductions in overheads. The effect of these factors was only partly offset by the increases in depreciation and interest expenses.




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

                                SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                                a Colorado limited partnership
                                BY: FAWNSPRING LIMITED
                                    Its General Partner


                                BY:  ___________________________
                                    Robert Drolet
                                Director



August 13, 1997.