Form 10-Q
period 1997-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1997-11-14
CIK 857957

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


  (Mark One)

  [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1997.

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the transition period from _____________ to _____________

                 Commission File Number: 0-19889

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
       ---------------------------------------------------
         Exact name of registrant as specified in charter

  Colorado                                     84-1145140
-----------------------------------------------------------------
  State of organization                  I.R.S. employer I.D.#

               Bell Cablemedia House, Upton Road,
            Watford, Hertfordshire, WD1 7EL, England
          ---------------------------------------------
              Address of principal executive office

                        011 44 1923 444000
                      ---------------------
                  Registrant's telephone number

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
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                       September 30,   December 31,
                                            1997           1996
                                       -------------   ------------
ASSETS:
CASH AND CASH EQUIVALENTS                $1,539,496     $2,200,982

RECEIVABLES Trade and other
  receivables net of allowances for
  doubtful accounts of $920,898 and
  $765,634 at September 30, 1997
  and December 31, 1996,
  respectively                            4,231,980      4,935,769

PREPAID EXPENSES                            680,164        301,868
                                        -----------    -----------

CURRENT ASSETS                            6,451,640      7,438,619

INVESTMENT IN CABLE TELEVISION
  AND TELECOMMUNICATIONS PROPERTIES,
  net of accumulated depreciation
  and amortization of $19,634,433
  and $16,061,206 at September 30,
  1997 and December 31, 1996,
 respectively                             80,367,714     82,972,180

OTHER ASSETS                                611,303        708,545
                                        -----------    -----------

    Total assets                        $87,430,657    $91,119,344
                                        -----------    -----------


     The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                       September 30,   December 31,
                                            1997           1996
                                       -------------   ------------
LIABILITIES:
  Accounts payable to affiliates
   and related parties                  $14,624,570    $10,202,585
  Trade accounts payable                  3,016,866      4,770,009
  Accrued liabilities                     3,820,636      3,383,259
  Bank overdraft                                 -         719,136
  Short term obligations under
   capital leases                           624,814      1,057,014
                                        -----------    -----------

     Current liabilities                 22,086,886     20,132,003
  Long term debt                         31,177,220     30,290,010
  Long  term obligations under
   capital leases                         1,188,468      1,259,022
                                        -----------    -----------

     Total liabilities                   54,452,574     51,681,035
                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES                    -              -
MINORITY INTERESTS                       11,030,638     13,079,544
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                       1,000          1,000
    Accumulated deficit                    (283,397)      (253,612)
                                        -----------    -----------

                                           (282,397)      (252,612)
                                        -----------    -----------
  Limited Partners
    Net contributed capital
     (56,935 units outstanding at
     September 30, 1997 and
     December 31, 1996
      respectively)                      48,817,997     48,817,997
  Accumulated deficit                   (27,774,970)   (24,826,298)
                                        -----------    -----------
                                         21,043,027     23,991,699
                                        -----------    -----------

Currency translation adjustment           1,186,815      2,619,678
                                        -----------    -----------

Total partners' capital                  21,947,445     26,358,765
                                        -----------    -----------

Total liabilities and
  partners' capital                     $87,430,657    $91,119,344
                                        -----------    -----------


     The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                            For the three              For the nine
                            months ended               months ended
                            September 30,              September 30,
                         ------------------         -----------------
                         1997          1996         1997         1996
                         ----          ----         ----         ----

REVENUES           $6,176,665    $5,071,969  $17,312,057  $15,043,780

COSTS AND
EXPENSES:
Operating           2,944,990     2,376,575    8,385,023    6,998,312
Selling, general
and administrative    706,538     1,707,795    1,698,774    4,854,915
Management fees
and allocated
overhead from the
General Partner     1,544,831       898,937    4,566,210    2,995,628
Depreciation and
amortization        1,555,052     1,282,233    4,526,713    3,685,461
                    ---------     ---------    ---------    ---------

OPERATING LOSS       (574,746)   (1,193,571)  (1,864,663)  (3,490,536)

OTHER INCOME
(EXPENSE):
Interest expense     (972,779)     (721,560)  (2,498,965)  (2,045,681)
Interest income        13,926         9,912       52,696       22,329
                    ---------     ---------    ---------    ---------

LOSS BEFORE
MINORITY
INTERESTS          (1,533,599)   (1,905,219)  (4,310,932)  (5,513,888)
Minority
interests             481,158       607,061    1,332,475    1,752,964
                    ---------     ---------    ---------    ---------

NET LOSS          $(1,052,441)  $(1,298,158) $(2,978,457) $(3,760,924)
ALLOCATION OF
NET LOSS:
General Partner      $(10,525)     $(12,981)    $(29,785)    $(37,609)
Limited
Partners          $(1,041,916)  $(1,285,177) $(2,948,672) $(3,723,315)

NET LOSS PER
LIMITED
PARTNERSHIP
UNIT                  $(18.30)      $(22.58)     $(51.79)     $(65.40)

WEIGHTED AVERAGE
NUMBER OF
LIMITED
PARTNERSHIP
UNITS
OUTSTANDING            56,935        56,935       56,935       56,935


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        For the nine months ended
                                              September 30,
                                        -------------------------
                                           1997           1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net loss                              $(2,978,457)   $(3,760,924)
Adjustments to reconcile
  net loss to net cash generated
   in operating activities:
  Minority interests                     (1,332,475)    (1,752,964)
  Depreciation and amortization           4,526,713      3,685,461
  Decrease (increase) in other
   receivables                              432,559       (588,364)
  (Increase) decrease in prepaid
   expenses and other assets               (340,443)       402,227
  Increase in accounts payable
   to related parties                     5,024,698      3,679,836
  Increase in trade accounts
   payable and accrued liabilities        1,354,056        183,101
                                         ----------     ----------
     Net cash generated in
      operating activities                6,686,651      1,848,373

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Construction payments for
   cable television/telephony
   system                                (8,783,660)    (3,411,364)
                                         ----------     ----------
     Net cash used in
      investing activities               (8,783,660)    (3,411,364)

CASH FLOWS FROM
FINANCING ACTIVITIES:

  Increase in borrowings                  2,617,120      1,846,680
  Net decrease in bank overdraft           (687,367)            -
  Principal payments under
   capital leases                          (377,652)      (683,227)
                                         ----------     ----------

      Net cash provided
       by financing activities            1,552,101      1,163,453
                                         ----------     ----------

Effect of currency exchange
 rate changes                              (116,578)        (1,655)
Decrease in cash and
 cash equivalents                          (661,486)      (401,193)
Cash and cash equivalents,
 beginning of period                      2,200,982        676,731
                                         ----------     ----------

Cash and cash equivalents,
 end of period                           $1,539,496       $275,538
                                         ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                            $2,531,143     $1,742,518


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 1997 and its results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 1997, the network consisted of approximately 570 miles of cable plant, which passed approximately 87,000 homes. At September 30, 1997 the South Herts System's cable television customers totalled approximately 21,700 and the South Herts System's residential telephony lines totalled approximately 26,750. In addition, the South Herts System provided telephony services to approximately 1,200 businesses in its franchise area.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through September 30, 1997, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

      On April 25, 1997, CWC acquired Mercury, and by the end of April, CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. On May 6, 1997, CWC issued notices to those BCM shareholders who had not already accepted CWC's offer for their shares, and to those NYNEX CableComms shareholders who had not already accepted CWC's offer for their shares, informing them that CWC intended to exercise its rights to acquire compulsorily all outstanding BCM and NYNEX CableComms shares for which valid acceptances had not yet been received. CWC, having obtained the requisite levels of acceptance from security holders of BCM and NYNEX CableComms, acquired 100% of BCM and NYNEX CableComms. C&W, NYNEX and BCI presently own, directly or indirectly, approximately 52.6%, 18.5% and 14.2% respectively, of the issued share capital of CWC. Public shareholders hold the remaining 14.7%.

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

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended September 30, 1997 and 1996 were $363,655 and $254,429 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 respectively.

   Consulting fees paid or payable by Bell Cablemedia South Herts for the nine months ended September 30, 1997 and 1996 were $952,687 and $1,040,855 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1997 and 1996, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,181,176 and $644,508 respectively. During the nine months ended September 30, 1997 and 1996, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General

Partner or its affiliates for any allocable direct and indirect expenses totalled $3,613,523 and $1,954,773 respectively. These increases were due to an increase in the provision of services by the General Partner in 1997 as compared to 1996.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 1997 and 1996, these interest charges were $129,685 and $61,473 respectively. For the nine months ended September 30, 1997, the interest charges were $346,839 and $61,473 respectively. Up to June 30, 1996, no such interest had been charged to the Partnership by the General Partner or its affiliates.

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

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the nine months ended September 30, 1997 was $1.64 per United Kingdom pound sterling and the closing exchange rate at September 30, 1997 was $1.62 per United Kingdom pound sterling.

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

   The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed

(pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B will bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At September 30, 1997 the average interest rate on this loan was 9.4%.

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

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


BACKGROUND

   South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of September 30, 1997, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

   In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through September 30, 1997 the total amount invested by the Partnership was approximately $48,800,000.

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

      On April 25, 1997, CWC acquired Mercury, and by the end of April, CWC had received valid acceptances representing approximately 97.9% of the ordinary share capital of BCM and approximately 92.4% of the ordinary share capital of NYNEX CableComms. On May 6, 1997, CWC issued notices to those BCM shareholders who had not already accepted CWC's offer for their shares, and to those NYNEX CableComms shareholders who had not already accepted CWC's offer for their shares, informing them that CWC intended to exercise its rights to acquire compulsorily all outstanding BCM and NYNEX CableComms shares for which valid acceptances had not yet been received. CWC, having obtained the requisite levels of acceptance from security holders of BCM and NYNEX CableComms, acquired 100% of BCM and NYNEX CableComms. C&W, NYNEX and BCI presently own, directly or indirectly, approximately 52.6%, 18.5% and 14.2% respectively, of the issued share capital of CWC. Public shareholders hold the remaining 14.7%.

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


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 1997 the Partnership had current liabilities of approximately $900,000, most of which were payable to the General Partner.

   Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

   The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility will be converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of Bell Cablemedia South Herts. At September 30, 1997 the average interest rate on this loan was 9.4%.

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


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $1,104,696 for the three months ended September 30, 1997, over the corresponding period in 1996 from $5,071,969 in 1996 to $6,176,665 in 1997. Revenues of the Partnership increased $2,268,277 for the nine months ended September 30, 1997, over the corresponding period in 1996 from $15,043,780 in 1996 to $17,312,057 in 1997. These increases were the result of increases in the South Herts System's customer base, and a residential telephony price increase effective July 15, 1997. The South Herts System served approximately 21,700 basic cable television customers, 26,750 residential telephony lines and 1,200 business telephony customers at September 30, 1997 as compared to approximately 19,850 basic cable television customers, 23,600 residential telephony lines and 900 business telephony customers at September 30, 1996.

   Operating expenses increased $568,415 for the three months ended September 30, 1997 over the corresponding period in 1996 from $2,376,575 in 1996 to $2,944,990 in 1997. Operating expenses increased $1,386,711 for the nine months ended September 30, 1997 over the corresponding period in 1996 from $6,998,312 in 1996 to $8,385,023 in 1997. These increases relate to telephony and programming costs arising from the growth in the South Herts' customer base.

   Selling, general and administrative expenses reduced $1,001,257 for the three months ended September 30, 1997 over the corresponding period in 1996 from $1,707,795 in 1996 to $706,538 in 1997. Selling, general and administrative expenses reduced $3,156,141 for the nine months ended September 30, 1997 over the corresponding period in 1996 from $4,854,915 in 1996 to $1,698,774 in 1997. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1997 as compared to 1996.

   Management fees and allocated overhead from the General Partner increased by $645,894 for the three months ended September 30, 1997 over the corresponding period in 1996, from $898,937 in 1996 to $1,544,831 in 1997. Management fees and allocated overhead from the General Partner increased by $1,570,582 for the nine months ended September 30, 1997 over the corresponding period in 1996, from $2,995,628 in 1996 to $4,566,210 in 1997. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the BCM Group. Overall, the aggregate of selling, general and administative expenses and management fees and allocated overhead from the General Partner has declined for both the three and nine month periods ended September 30, 1997 compared with the corresponding periods in 1996.

   Depreciation and amortization expense increased $272,819 for the three months ended September 30, 1997, over the corresponding period in 1996, from $1,282,233 in 1996 to $1,555,052 in 1997.
Depreciation and amortization expense increased $841,252 for the nine months ended September 30, 1997, over the corresponding period in 1996, from $3,685,461 in 1996 to $4,526,713 in 1997.
These increases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system.

   Interest expense increased by $251,219 for the three months ended September 30, 1997 over the corresponding period in 1996, from $721,560 in 1996 to $972,779 in 1997. Interest expense increased by $453,284 for the nine months ended September 30, 1997 over the corresponding period in 1996, from $2,045,681 in 1996 to $2,498,965 in 1997. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner in the three and nine month periods ended September 30, 1997, and higher levels of average debt in the three and nine month periods ended September 30, 1997 as compared to the corresponding periods in 1996.

   Interest income increased by $4,014 for the three months ended September 30, 1997, over the corresponding period in 1996, from $9,912 in 1996 to $13,926 in 1997. Interest income increased by $30,367 for the nine months ended September 30, 1997, over the corresponding period in 1996, from $22,329 in 1996 to $52,696 in 1997. The increases in interest income were due to higher surplus funds available for investment in the three and nine month periods ended September 30, 1997 as compared to the corresponding periods in 1996.

   Net loss decreased by $245,717 for the three months ended September 30, 1997, over the corresponding period in 1996, from $1,298,158 in 1996 to $1,052,441 in 1997. Net loss decreased by
$782,467 for the nine months ended September 30, 1997, over the corresponding period in 1996, from $3,760,924 in 1996 to $2,978,457 in 1997. The reductions in net loss were due to the increases in revenue, combined with reductions in overheads. The effect of these factors was only partly offset by the increases in depreciation and interest expenses.



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

                                SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                                a Colorado limited partnership
                                BY: FAWNSPRING LIMITED
                                    Its General Partner



                                BY: /s/ Robert Drolet
                                   --------------------------
                                     Robert Drolet
                                     Director






November 13, 1997.