Form 10-K
period 1997-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1998-04-01
CIK 857957

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission file number: 0-19889

           SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
      (Exact name of registrant as specified in its charter)

                          South Hertfordshire
                            United Kingdom
      Colorado                 Fund, Ltd.              #84-1145140
----------------------------------------------------------------------
(State of Organization)                              (IRS Employer
                                                   Identification No.)

26 Red Lion Square, London, WC1R 4HQ, England      011-44-171-528-2000
---------------------------------------------      -------------------
   (Address of principal executive office            (Registrant's
                and Zip Code)                        telephone no.
                                                  including area code)

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

           Yes  x                        No
              -----                        -----

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

TABLE OF CONTENTS
                                                             Page


PART I.
ITEM 1.    BUSINESS                                            3
ITEM 2.    PROPERTIES                                         27
ITEM 3.    LEGAL PROCEEDINGS                                  27
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS                                27

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                    28
ITEM 6.    SELECTED FINANCIAL DATA                            29
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS      30
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        34
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE             49

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANT                                     50
ITEM 11.   EXECUTIVE COMPENSATION                             51
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                              51
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS                                       51

PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K                                52

Signatures                                                    53

Exhibit Index                                                 54

                            PART I.

                         ITEM 1. BUSINESS

     South Hertfordshire United Kingdom Fund, Ltd., formerly known as Jones United Kingdom Fund, Ltd., (the "Partnership"), is a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of limited partnership interests (the "Interests") in the Partnership for the purpose of acquiring one or more cable television/telephony systems in the United Kingdom of Great Britain and Northern Ireland (the "United Kingdom" or the "UK"). Upon acquisition of its system, the Partnership's primary investment objective is to obtain capital appreciation in the value of its systems over the term they are held by the Partnership. The capital appreciation in the Partnership's assets may be converted to cash by the sale of a system, through one or more refinancings or by the partners' sale of their Interests in the Partnership.


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


     On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Bell Cablemedia South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London (the "South Herts System"). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Bell Cablemedia South Herts, costs reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation. Through December 31, 1997, the total amount reimbursed to fund the South Herts System's construction and development totaled approximately $48,800,000.


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


     On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts, to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depositary Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI Telecom Holding Inc (formerly Bell Canada International Inc.) ("BCITH") and 20 percent by Cable and Wireless plc ("C&W").


     On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. These acquisitions are collectively referred to herein as the "BCM Acquisition." In October 1994, the Partnership invested (pound)5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested (pound)2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested (pound)1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested (pound)705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner"). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.


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

     On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron. BCM now owns all of the current issued ordinary share capital of Videotron.


     On October 22, 1996, C&W, BCITH and Bell Atlantic (at that time, NYNEX) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine: (i) Mercury Communications Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable & Wireless Communications plc ("C&W Comms"). On completion of this combination, C&W Comms became the largest provider of integrated telecommunications and television entertainment services in the United Kingdom.


     C&W, Bell Atlantic and BCITH presently own, directly or indirectly, approximately 52.6 per cent, 18.5 per cent and 14.2 per cent, respectively, of the issued share capital of C&W Comms.
Public shareholders hold the remaining 14.7 per cent.


     C&W Comms' digital telecommunication network supports a broad range of voice and data telecommunication services that can be provided to almost any business establishment in the United Kingdom. Upon completion of the construction of its broadband cable and local telecommunication networks expected in 2001, which already pass approximately four million residences and business establishments, C&W Comms will offer a broad range of voice and data telecommunication services plus multichannel television and other broadband services to approximately six million potential residential homes, representing approximately 25 per cent. of all homes in the United Kingdom (including 59 per cent. of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.

                      The South Herts System


Franchise Area


     The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which approximately 87,100 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.


     The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.


Operations


     Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, after the announcement of the results of the Duopoly Review (see "Regulation") and the resulting potential for cable-based telephony, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 1997, approximately 87,100 homes, or 93 percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At December 31, 1997, Bell Cablemedia South Herts serviced approximately 22,400 basic cable television customers, 27,400 residential telephony lines and 1,200 business telephony customers.


     C&W Comms controls the operations of Bell Cablemedia South
Herts. Bell Cablemedia South Herts is one of 47 franchise areas which C&W Comms manages and controls from its headquarters in Central London.


Products and Services


     Three main types of service are offered by Bell Cablemedia South Herts: cable television (mainly to the home but also to businesses), residential telephony services and telephony and other telecommunications services for business customers.


     Cable Television Services. Bell Cablemedia South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming and premium packages, which are based on films, sporting events, Asian programming and adult programming.


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


     Opportunities for interactive and integrated services, which may be offered by Bell Cablemedia South Herts in the future, include the following:


     Pay-per-view services. Pay-per-view ("PPV") provides a way for customers to buy television programming, including high profile movies, sports and music events, generating ongoing transactional revenue incremental to the current subscription charges. C&W Comms launched its on-demand services on January 19, 1998 using remote impulse technology. Bell Cablemedia South Herts intends to use its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than having to place an order over the telephone, which direct-to-home ("DTH") television subscribers must do.


     Digital television. Digital television is a technology that allows customers to have access to a much higher channel capacity. The increased capacity can be used for more broadcast channels, as well as for PPV, near video-on-demand, broadband Internet access, games, home shopping/banking and a wide range of other interactive services. The primary aim of digital television will be to give more control to the customer. Bell Cablemedia South Herts is currently planning the introduction of digital television services. Implementation of digital services would require Bell Cablemedia South Herts to make minor network upgrades to its broadband coaxial distribution network and to replace the current set-top boxes in customers' homes. On March 7, 1997, TeleWest Communications plc ("TeleWest"), NYNEX CableComms and BCM announced the selection of NextLevel Broadband Networks Group of General Instrument Corporation as an initial supplier of digital equipment, with whom TeleWest and C&W Comms will enter into detailed negotiations relating to the supply of transmission equipment and set-top boxes to provide an integrated platform for the provision of digital services in cable homes throughout the UK. Additional manufacturers of set-top boxes to be supplied to Bell Cable Media South Herts may be identified in due course.


     Near video-on-demand ("NVOD"). NVOD technology allows individual subscribers to select, on a PPV basis, from a range of channels showing film, event and sports programming available at staggered start times. NVOD is a digital television form of PPV, the principal difference being the relatively large numbers of channels used to transmit the movies and events shown. This means that a customer will never have to wait long for the beginning of a chosen movie. Such a service provides the subscriber with a wide choice of programming options and flexibility in term of viewing times.


     Video-on-demand ("VOD"). VOD is an improvement of NVOD service which allows the viewer a much greater choice of programming selected from the service provider's inventory for viewing at a specific time of the viewer's choice. As with NVOD, the programming selected would be transmitted over the network and is likely to be delivered to a converter box in the customer's home in viewable form only to the particular customer requesting the program, on a PPV basis. The provision of true VOD in the UK is still likely to be several years away, owing to the current cost of the video servers and the switching equipment needed. However, the upgrade to digital technology will provide a suitable platform for VOD.

     Internet and other on-line information services. With the growth in the home PC market fueling the rapid growth in demand for Internet access and other on-line information services, Bell Cablemedia South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated "return path" network to offer full interactivity. A cable modem trial has been running in Manchester since November 1996. Work is currently underway to introduce a full cable modem service within C&W Comms' franchise areas.


Strategy and Near-Term Initiatives


     C&W Comms' objective is to create significant shareholder value by building upon its position as the pre-eminent competitive provider of integrated telecommunication and television entertainment services in the United Kingdom to achieve sustainable growth in revenues and earnings. The key elements of the Company's near-term initiative include:


     National Marketing and Branding


     In the period up to September 1. 1997, the new "Cable & Wireless" brand name was introduced, running alongside the existing Mercury, BCM, Videotron and NYNEX CableComms brands in marketing material. From September 1, 1997, C&W Comms dropped the old brand names as it undertook a concerted marketing campaign to raise awareness of the Cable & Wireless brand name as the new service provider for the former customers of Mercury, BCM, Videotron and NYNEX CableComms. A marketing campaign, launched publicly on September 15, 1997, was developed with an additional marketing budget of approximately (pound)50 million for the period to March 31, 1998. This new campaign, using the theme "Cable & Wireless - What can we do for you?" seeks to raise awareness of both the Cable & Wireless brand name and the range of services available through a wide variety of media, including television, national newspaper advertisements and posters. The results captured to date show that all performance targets for the brand campaign have been met or exceeded and it is widely acknowledged to be a highly successful introduction of the new brand. C&W Comms believes that this will create a more favourable environment for the acquisition and retention of customers.


     Delivery of Excellent Customer Service


     The establishment of world class customer service is key to the development and growth of C&W Comms. The management structure has been built around four end-to-end customer service processes
- Provide, Assure, Customer Interface and Bill and Collect - providing standardization across the four combined companies. C&W Comms established performance measures and step targets for all processes and monitors progress on a routine basis. Significant improvements have already been made, particularly in access to customer services and meeting appointments for consumer field installations.


     The achievement of improved customer satisfaction and reducing unit costs underpin the Customer Operations strategies. While process improvements continue in the short term, two key projects - the integration of the Cable Companies subscriber management systems onto a single platform and the consolidation of call centres will deliver the potential for greatly improved customer interface alongside economies of scale. Both of these projects are currently scheduled for completion by August 1998.


     C&W Comms is also committing significant investments to upgrade its network (e.g., national and international Asynchronous Transfer Mode ("ATM") backbone and Synchronous Digital Hierarchy ("SDH") upgrades) in order to leverage new customer applications and improve network performance.

     Information Systems and Billing


     C&W Comms has embarked upon a complete review of its information systems strategy to ensure that this reflects and supports the new goals and objectives of C&W Comms and fits the strategy for efficiency being led by C&W. The move to fully integrated systems that will support the combined businesses will mean that a number of systems from the separate companies will no longer be necessary. The capitalized cost of these systems and associated hardware is being written off, as they are being replaced.


     Programming and Video Services


     Program supply contracts with owners of television channels carried on C&W Comms' network are being renegotiated to allow C&W Comms to deliver more consumer-friendly cable television packages. A formal review of existing television channels is underway to ensure C&W Comms continues to carry the best available programs. The process of aligning the channels carried in the former BCM, Videotron and NYNEX Cable Comms systems will continue. Work is underway to source additional television channels for the launch of a digital television service. Cable transmission facilities for digital television are currently being constructed and a commercial service offering of over 200 digital satellite channels is planned. C&W Comms has recently entered into an agreement with BSkyB covering the provision of programming for digital and analog pay-per-view ("PPV") and co-operation on the launch and marketing of digital television services.


     Cost Savings and Synergies


     C&W Comms anticipates realizing both revenue and cost synergies from the formation of C&W Comms. Revenue synergies will be derived from the cross-selling of products and services between Mercury and the Cable Companies and, where possible, migrating Mercury's indirect customers to direct connection.


     Cost synergies can be separated between direct costs, operating costs and capital expenditures. Direct cost savings will arise in the form of outpayments and programming costs, while operating cost savings can be realized through greater operating efficiencies in customer services, marketing, billing and networks, in addition to the removal of duplicate support functions. Capital savings are likely through procurement and the elimination of duplicate future network expenditure.


     Pricing


     All prices set out in this section include Value Added Tax.


     Cable Television. Bell Cablemedia South Herts currently charges customers on the Unity cable television package in the range of (pound)12.49 to (pound)18.99 per month for dual packages excluding premium channels and up to (pound)38.99 for dual packages including premium channels. There is a monthly charge of approximately (pound)4.00 per additional channel selector box. Bell Cablemedia South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well.


     As a result of the regulation of BT's prices and increased competition, telephony prices in the UK telecommunications market have declined significantly over the past few years. Mercury's price discount over BT has gradually eroded over the past 10 years and other operators have begun competing with both BT and Mercury offering discount service provision in selected market segments. Price remains an important factor in the residential, small office and home business segments, although in its other business segments, C&W Comms' pricing strategy is to sell predominantly on value rather than on price alone. C&W Comms' tariffs for both domestic and international telephone calls are set on the basis of per second rate, which varies according to the destination and time of call. Except for a minimum fixed charge, C&W Comms charges customers only for the actual time elapsed during a call. Leased circuit services are charges at a fixed rate regardless of usage.


     Dual Product Packages. C&W Comms offers within its C&W Comms Franchises dual product cable television and telephony packages ("Dual Product Packages"). These Dual Product Packages provide customers within these areas with a range of cable television packages integrated with its telephony services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include both a range of basic television packages (the "Unity Packages" which were launched on September 1, 1997) together with the option to add certain "Premium" channels (including sports and movie channels) and provide the customer with the additional benefit of dealing with just one communications company. Subscriptions are taken by both existing and new customers of C&W Comms with the main interest being the entry level package ("Headstart"), a mid-range package ("Jigsaw") and a big basic package ("Vision Plus"). Based on past experience, C&W Comms believes that customers with both cable television and telecommunications services are less likely to terminate service that those with only cable television service. The Unity Packages are designed to provide the consumer with greater choice and flexibility. They are also intended to increase the rate of uptake of dual packaged services in addition to stimulating higher penetration levels.


     The Network


     Construction of Bell Cablemedia South Herts' cable television/telephony network is substantially complete with approximately 93% of homes in the South Hertfordshire franchise area passed at December 31, 1997.


     Network Architecture. Bell Cablemedia South Herts' network is designed to take integrated two-way broadband cable television systems. Such systems will incorporate a digital overlay telephony network to service the homes and businesses within the franchise area. The network utilizes fiber optic cables on major trunk routes from a central location containing the cable television headend and telephony switch to nodes that serve approximately 1,500 homes and 600 homes for cable television and telephony, respectively.


     Bell Cablemedia South Herts' network makes extensive use of fiber optic cable. Fiber optic technology is based on the physical property of optical fiber that allows transmission at the speed of light over long distances with little or no distortion. Fiber optic systems are suitable for transmission of voice, data, video or a combination of these types of information. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided. The network is constructed in underground ducts installed in both the residential and commercial sectors of the franchise area and with excess fiber and duct capacity.


     The cable television system has the capacity to carry over 50 channels of television plus radio, teletext, telecommunications and other related services. This capacity could be increased four to eight times by the addition of digital compression techniques. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications. Television and radio programs for cable television services are sourced from off-air antennas, by satellite earth stations, and from videotape and are then distributed from a single site (the "headend") to distribution nodes over networks of fiber optic cable and from these nodes to customers over coaxial cables. Generally, cable television is distributed in a manner whereby all signals are delivered to all customers, with the customer selecting which program signal to use rather than a "switched" distribution (whereby a signal is sent to a particular customer), although evolving technologies such as VOD are blurring this distinction.

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


     Bell Cablemedia South Herts' telephony switch has multiple interconnects to the C&W Comms and the BT networks.


     Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including "construction costs", such as trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment; "customer costs" including converters, customer electronics and installation of cable from the network to the customer's home, and "other costs" such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor. Total capital expenditure by Bell Cablemedia South Herts on its cable television/telephony systems up to December 31, 1997 was approximately (pound)62.8 million ($103.6 million based on a December 31, 1997 exchange rate of (pound)1=$1.65).


     Construction costs for the South Herts System vary depending upon housing density, geographical terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because of the logistics in laying the fiber optic and coaxial cables for the networks necessitated by the UK's prohibition on aerial construction. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the New Roads and Street Works Act 1991 (the "Street Works Act"). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.


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


Strategic Alliances


     Domestic Interconnect. Tariffs for national calls are influenced by interconnect charges payable to BT, as the dominant operator in the UK telecommunications market. BT's interconnect rates are regulated by Oftel. BT's interconnect charges are, at present, controlled through a price control mechanism linked to the UK Retail Price

Index. The interconnect rate entitles an operator to compensation for (i) terminating in its network a call that has originated in another network, (ii) providing its customers with access to those services of another network operator which are invoiced by such other network operator, and (iii) transit of traffic between two networks. Interconnection with other licensed operators is an important component of C&W Comms' network, since the majority of the traffic handled by C&W Comms originates from or terminates on BT's or on other licensed operators' networks. C&W Comms operates under interconnection agreements with BT and a number of other licensed operators, including cellular, PCN, ISR and cable operators.


     International Interconnect. Turnover from international telephone services is derived from outgoing calls made by customers in the United Kingdom and from receipts from overseas telecommunication operators for incoming calls which are passed to C&W Comms' network for delivery to their final destinations within the United Kingdom or overseas. In turn, C&W Comms makes payments to overseas operators for the international use of their facilities to deliver the outgoing calls from C&W Comms' customers. For a discussion of practices relating to payments between international operators, see "Regulation".


     C&W Comms enters into operating agreements with overseas carriers to provide for interconnection between its network and the domestic network of overseas carriers. At March 31, 1997, C&W Comms had operating agreements for international switched telephone service with over 100 carriers, including carriers in the United States, France, Germany and Japan. Thirty-two of these agreements involve relationships with C&W group companies or associates as shareholder or manager of a carrier. C&W Comms continues to seek operating agreements with telecommunication administrations in other countries as C&W Comms believes it is economically justified in order to increase the percentage of outgoing international calls from the United Kingdom that can be carried on C&W Comms' network. There can be no assurance as to whether or when C&W Comms will enter into any additional operating agreements or that existing operating agreements will be renewed in similar terms. Where C&W Comms does not have an operating agreement for direct connection with, or the agreement has not yet been implemented by, the overseas telecommunication administration to which a call is directed, agreements are sought whereby calls can be routed through an intermediate switching centre, paying the intermediary and agreed rate determined in accordance with regulatory obligations.


     Relationships with overseas international carriers are becoming increasingly commercial. The International and Partner Services division of C&W Comms is active in managing this transition profitably. This includes developing realtionships with the new operators which are emerging in many countries to challenge the former monopoly operators. It also involves, where appropriate and where costs can be reduced, exploiting liberalization by routing certain international traffic outside correspondent relationships.


Competition


     Cable Television


     Overview. It is the UK Independent Television Commission's (the "ITC's") current policy not to grant more than one cable television license in any franchise area. Accordingly, Bell Cablemedia South Herts is the exclusive provider of cable television services in its licensed franchise area. Bell Cablemedia South Herts' cable television system competes, however, with direct reception of terrestrial broadcast television signals and with other methods of delivering television signals to the home for a fee, such as DTH satellite services.


     Important factors which affect the success of a cable television business are: the general demographics of the area in which the services are being provided (i.e., the desire and ability to pay for enhanced television services) the quality and range of the programming available over the cable television network and the competitive advantages of cable television (including pricing) over other multichannel distribution methods.


     In the UK multichannel television market, there are approximately 3.45 million DTH subscribers that are customers of BSkyB compared to an aggregate of approximately 2.12 million broadband cable television subscribers as of December 31, 1996.


     BSkyB. The most significant competitor in the multichannel television market in the South Herts franchise area is BSkyB which offers DTH satellite television services and therefore does not require a cable television network. A DTH satellite customer must either purchase or rent a satellite dish and a receiver/decoder (a set top box) and pay subscriber fees to BSkyB for a card which, inserted in the decoder, decodes the satellite signal. Although BSkyB's DTH satellite service currently presents substantial competition to Bell Cablemedia South Herts' cable television service, the General Partner believes that cable television has a number of competitive advantages over DTH satellite systems and that cable will become the preferred medium for multichannel programming distribution. First, for a subscriber with more than one television, cable television is significantly more economical in providing service to the additional sets than DTH satellite. Second, installation of satellite dishes may require planning permission from local authorities. Third, satellite dishes must be installed with a line of site orientation toward the transmitting satellite which limits or precludes placement options, particularly in urban areas, and can result in aesthetic objections to installation. Fourth, DTH satellite subscribers who purchase, as opposed to rent their satellite dishes must arrange and pay for any maintenance or servicing required for the dishes. Fifth, the General Partner believes that, without substantial improvements in existing technology, BSkyB will not be able to offer integrated telephone services over its satellite network.


     The General Partner, however, expects BSkyB to provide substantial competition for the foreseeable future and no assurance can be given that it will not become an even stronger competitor, especially following the launch of BSkyB's digital satellite offerings in Spring 1998, or that Bell Cablemedia South Herts will be able to compete successfully with BSkyB. A significant factor in BSkyB's favor is its role as sole source supplier of many of the South Herts System's popular cable television programs. BSkyB has given undertakings to the OFT in respect of its terms of supply of programming to cable companies. However, if in the future, BSkyB chooses to restrict the programming it makes available to Bell Cablemedia South Herts or offers such programming to Bell Cablemedia South Herts at prices relatively higher than those it currently charges, then Bell Cablemedia South Herts' cable television business could be at a significant competitive disadvantage. C&W Comms has recently entered into an agreement with BSkyB covering, amongst other things, the terms of supply by BSkyB of programming for digital and analog PPV and cooperation on the launch and marketing of digital television services. BSkyB's position may be further strengthened in view of its potential ability to control the conditional access technology which is required to gain access to digital television services. Other than the considerations noted above, DTH satellite is currently more readily available than cable television as BSkyB is competing with generally incomplete television networks and can also provide services in, for example, rural areas more readily. C&W Comms believes that if the costs of purchasing DTH equipment together with the associated maintenance costs are taken into account, then cable television is generally cheaper than the equivalent DTH satellite service.


     A number of UK cable companies have complained to the European Commission about aspects of BSkyB's prices and trading conditions alleging violation of Articles 85 and 86 of the Treaty of Rome (which relate to anti-competitive agreements and abuse of a dominant position, respectively). The European Commission is considering the complaint. In November, 1996, the ITC commenced a public consultation process which requests comments on the manner in which television channels are currently bundled together for wholesale to cable companies and retail sale to cable television and DTH satellite customers and seeks views on whether there are ways of providing programs at a retail and wholesale level in a less restrictive manner without undermining the economics of provision. In August 1997 the ITC announced its decision to extend this consultation into a second phase.

     Digital Television. Digital television is expected to provide a wide range of additional services to customers. Its impact is likely to be significant as many more digital channels will be able to be transmitted in a frequency range that previously could carry only one analog channel. This combining of channels in the same frequency range is known as mulitplexing. Because affordable digital television sets are not yet readily available, it is likely that digital television will initially be received through a set top box containing a processor than can decode and decompress scrambled signals and convert them to analog form.


     It is believed that the first provider of digital television has advantages, as once a consumer has purchased a set top box for one medium(e.g., satellite or cable), he is unlikely to purchase a second set top box to be able to receive digital television from a second medium. The DTI has given Oftel powers to regulate the conditional access technology that allows digital services to be unscrambled in homes where customers have paid up relevant subscriptions, See :Regulation - Broadcasting Regulation
- Conditional Access Regulation".


     PTO's. HM Government has stated that it proposes reviewing the broadcast restrictions on BT and other national PTO's in 1998. It is unclear whether any lifting of the restrictions will be effected on a franchise by franchise basis or by setting a future date for a nationwide removal of the restrictions. There can be no assurance that BT (and all other national PTOs) will not be allowed entry to the nationwide entertainment market in the near future, particularly in the light of HM Government's stated intention to begin consultation on this issue early in 1998. It is anticipated that a range of proposals will be considered, from a program of rolling entry commencing in 1998 to setting a date in the future for a nationwide lifting of the ban. As a result, however, of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunication network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, C&W Comms believes that. unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by Bell Cablemedia South Herts without substantial investment.


     On September 29, 1993, the ITC issued a statement in which it took the position (shared by OFTEL and the Department of Trade and Industry (the "DTI")) that BT and other national PTOs may provide VOD services under their existing national PTO licenses. Bell Cablemedia South Herts similarly is not prevented from providing VOD services. In order to offer VOD services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and to install video distribution facilities. BT conducted a trial of a VOD system in the towns of Ipswich and Colchester (which are not within Bell Cablemedia South Herts' franchise area) in collaboration with BSkyB and has undertaken trials in Westminster but has not yet offered the service in other areas. The General Partner is unable to assess fully the technical feasibility or timing of BT or any other provider offering VOD services. No assurance can be given that VOD will not provide substantial competition to Bell Cablemedia South Herts in the future.


     Other Competitors to Cable Television. In addition to the then existing UK terrestrial channels (BBC1, BBC2, ITV and Channel 4), a new terrestrial television channel, Channel 5, began broadcasting in March 1997. C&W Comms does not expect that the introduction of Channel 5 will have a significant impact on its business because, it believes, the introduction only made terrestrial television marginally more attractive to viewers. Channel 5 has only been allocated a limited range of frequencies to broadcast its service and is only available to approximately 74 per cent of the UK population through terrestrial distribution. For some homes, therefore Channel 5 will only be available by subscribing to cable television or DTH satellite. C&W Comms intends to monitor closely all relevant technological developments and, where possible, to position itself to remain competitive.


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


     BT has a fully built national telephone network and has extensive experience in the marketing and operation of telecommunications services in the UK. In BT's latest fiscal year ended March 31, 1997 revenues exceeded (pound)14.9 billion. However, BT's ability to respond to price competition from local cable/telephony operators is restricted by its license obligations. BT is not permitted to show undue preference to or unduly discriminate against different classes of customers and is required to offer uniform rates nationally, although BT does offer certain discount schemes that reduce the price of calls. Cable television/telecommunications providers are only required to offer uniform rates within a franchise.


     Bell Cablemedia South Herts also competes in the residential telephony market with cellular telephone operators such as Vodafone Group PLC ("Vodafone") and Telecom Securicor Cellular Radio Limited ("Cellnet") (60% owned by BT), Mercury One2One (50% owned by C&W) and Orange plc ("Orange"). Due to the non-exclusive nature of telecommunications licenses in the UK, Bell Cablemedia South Herts also competes with additional entrants to the residential telephony markets, such as Energis Communications Limited ("Energis"), a long-distance operator, and Ionica L3 Limited ("Ionica"), a wireless loop operator.


     Business Telephony. Competition in business telephony has been more intense than that experienced in residential telephony and, because of the number of competitors in the area, is expected to intensify further. BT is Bell Cablemedia South Herts' principal competitor in providing business telephony services. In addition to BT, Bell Cablemedia South Herts currently competes with other telecommunications companies, such as Energis, COLT plc ("COLT") and MFS Communications Limited ("MFS"), and with long distance service resellers, such as WorldCom International, Inc. ("WorldCom"). Bell Cablemedia South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of the Partnership. For example, on December 20, 1994, a subsidiary of American Telephone & Telegraph Company, AT&T UK, was granted a telecommunications license which will permit the subsidiary to provide most telecommunications services in the UK and to convey television signals over its telecommunications network. In 1996, AT&T launched a business telephony service in the UK and in December 1996, AT&T was granted an international facilities based license. In December 1996 TeleWest was granted a national telecommunications license. There can be no assurance that Bell Cablemedia South Herts will be able to compete successfully with BT or other telecommunications companies.


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


     Cable Television Licenses


     Cable television licenses. Under the Broadcasting Act, cable companies may carry certain television and radio services on their networks. Cable television licenses require cable companies to ensure that certain foreign satellite programs carried by them confirm to ITC requirements and that advertisements, which the cable company itself inserts, conform to the Broadcasting Act's advertising requirements. The ITC must discharge its functions in the way it considers best calculated to ensure the availability of a wide range of services and fair and effective competition in their provision. The current stated policy of the ITC is that only one cable television license will be granted in each cable television franchise area. Each cable television license gives the holder the right to provide television services within the cable television franchise area using cable television distribution networks.


     BT and other national PTOs currently cannot compete directly with cable companies in providing broadcast services over their telephone network because their present telecommunications licenses do not authorize them to convey or provide broadcast entertainment services to residential customers. In addition, such activity would require a license under the Broadcasting Act the granting of which would be inconsistent with current ITC policy. However, affiliates of PTOs have always been permitted to hold cable television licenses and affiliates of BT hold a number of them. Furthermore, since March 1994, the PTOs have been permitted to apply directly for LDSLs in new franchise areas and the ITC has stated that, in principle, BT and other PTOs may offer VOD services because this service does not fall within the Telecommunications Act license restrictions.


     HM Government has indicated that the restrictions on BT and other national PTOs providing entertainment services on a nationwide basis to residential customers will be reviewed. It is anticipated that a range of proposals will be considered, from a program of rolling entry commencing in 1998 to setting a date in the future for a nationwide lifting of the ban. Consultation is likely to take place early in 1998. It remains unclear whether it is technically or economically viable to provide broadcast television services on BT's or the national PTO's existing networks.


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


     Cable Television Operations


     Bundling of Services


     The ITC has announced a wide ranging consultation into the way in which pay television channels are marketed at the wholesale and retail levels. Issues for consideration include the competition and consumer effects of minimum carriage requirements, the practice of deep discounting premium channels, requirements to buy basic tier services in order to receive premium channels and the bundling of telephony and cable television. The outcome of this consultation will have important implications in terms of the flexibility afforded to C&W Comms in packaging its television and telephony services.

     Conditional Access Regulation


     In July 1997, Oftel and the DTI published a joint consultation document on the extension of the UK conditional access regulatory regime to cover non-broadcast and digital broadcast television services. These regulations are designed to complement those currently in place for digital broadcast television services. The regulations require conditional access services to be provided on a non-discriminatory basis, address anti-competitive agreements or abuse of a dominant position and provide cable operators such as C&W Comms with the right to control the presentation of services to its customers through a process known as transcontrol. In October 1997, Oftel published for consultation the principles it would use when examining the prices proposed by a conditional access provider . The regime should be finalized by April 1998.


     Digital Broadcasting


     The introduction of digital technology by Bell Cablemedia South Herts would greatly increase the number of channels it is able to provide, allow greater flexibility in packaging channels and enhance the provision of services such as pay-per-view which require greater bandwidth than existing services. BSkyB is expected to launch a digital satellite service in the first quarter of 1998 and DTT is currently scheduled to be launched on September 30, 1998.


     Digital Terrestrial Broadcasting. The New Broadcasting Act introduced a legal framework for the regulation of digital terrestrial broadcasting. Most of the the New Broadcasting Act's provisions on digital terrestrial broadcasting came into force on October 1, 1996.


     The New Broadcasting Acts permits the provision of digital program services, digital additional services (e.g., text-based services) and qualifying services. Broadly speaking, qualifying services are the digital equivalent of services provided in analog form by existing terrestrial broadcasters such as ITV, Channel 4 and the new Channel 5.


     The New Broadcasting Act distinguishes between multiplex service providers, that is those providing the transmission infrastructure, and digital program providers, that is, those providing the programs to be transmitted. Both need to be licensed under the New Broadcasting Act (except the BBC who may act as a digital program provider pursuant to its Royal Charter), although the holders of existing licenses for ITV, Channel 4 and Channel 5 and the public teletext service will not require new broadcast licenses in order to simulcast their existing output in digital form.


     The New Broadcasting Act created a framework for the licensing by the ITC of digital terrestrial television multiplexes. Capacity on multiplexes has been allocated to existing terrestrial broadcasters, being one full multiplex frequency for BBC1 and BBC2, one multiplex frequency for ITV and Channel 4 and half a multiplex frequency for Channel 5 and S4C. The BBC may use such capacity pursuant to its Royal Charter, whereas the other broadcasters will be licensed under the New Broadcasting Act. On January 31, 1997 applications for further digital terrestrial mulitplex licenses were received by the ITC from British Digital Broadcasting (BDB), Digital Television Network (owned by NTL Incorporated) and S4C Digital. BDB, a consortium incorporating Carlton Communications and Granada Group and S4C Digital were successful in their applications and were awarded mulitplex licenses, BDB's licence for three multiplex frequencies only being awarded after BSkyB had withdrawn from the consortium on the ITC's request. Issues concerning BDB's proposal have been under consideration by the European Commissions Competition Authority, DGIV. On December 19, 1997 the ITC granted multiplex licenses to BDB and Channels 3 and 4. It is expected that a license will be granted to S4C Digital in the near future. The licenses granted to BDB included a number of specific conditions to address concerns raised by the European Commission. These conditions include:

     o program supply agreements to be limited to five years;


     o support of open standard in integrated television sets;


     o conditions to ensure Granada's 11 per cent equity interest in BSkyB does not prevent BDB competing with BSkyB.


      BDB must begin its service within 12 months of the grant of its license unless a later date is agreed by the ITC.


     C&W Comms will be under a "must carry" obligations for digital qualifying services (i.e., digital simulcasts of current analog televison broadcasts) once those digital qualifying services commence and if C&W Comms is operating a digital system. See "Business - Cable Television - Interactive Services - Future Services Digital Television".


     Telecommunications Licenses


     General. The telecommunications license granted to a cable operator permits the holder to install and operate a telecommunications system over which television and other telecommunications services are provided. The telecommunications license also permits the holder to connect its system to other telecommunications systems, which may include systems, operated by the broadcasting authorities, satellite television delivery systems and other telecommunications systems in the UK. Although a telecommunications license is granted to a cable operator for a particular franchise area, it is not exclusive and, as a result, a cable operator may compete in the provision of telephony and other telecommunications services with national PTOs, such as BT and Mercury, and other telecommunications companies in its franchise areas.


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


     Build Schedules. Each telecommunications license specifies the build schedule of the system that the cable operator is required to implement (by reference to the number of premises passed by specified dates) and the particular technical characteristics to which the system must adhere. It is OFTEL's responsibility to enforce compliance with the build schedules. Failure to comply with the build schedules could result in revocation of the relevant telecommunications license.


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


     Telephony Operations


     Interconnect Principles. Each individual PTO licensee is obliged under the terms of its Telecommunications Act license to permit, on agreed terms, connection between its network and the networks of other licensed operators in order to enable a customer of one licensee to make calls to the customers of other licensees.


Interconnection agreements generally provide for (among other things):


(a) the connection of the network of one licensee with the network of another in order to deliver traffic to and, in some cases, originate and carry traffic for, the other;


(b)  where and how those connections are to be made; and


(c) payments with respect to connection and the conveyance of traffic and any other services provided by one licensee to another.


If two licensees cannot reach agreement, material terms of interconnection can be determined by the Director General on the application of either licensee.


     Network Charge Cap. In June 1996, Oftel released a statement entitled "Pricing of Telecommunication Services from 1997 - Oftel's Proposals for Price Control and Fair Trading". In this statement, Oftel indicated that it intended to introduce network charge caps (see below) for interconnection charges, the starting values of which will be based on long - run incremental costs. In December 1996 and May 1997, Oftel released further consultative documents in which it sets out its refined proposals for network charges.


     In July 1997, Oftel published its final statement on the network charge cap, setting out a framework effectively comprising four different approaches which Oftel intends to adopt in relation to the pricing of BT's interconnection services, depending on the degree of competition which exists in relation to the provision of those services. The approaches, which remain effective for four years commencing October 1, 1997, are as follows:


(a) for "competitive services", BT will be free to set the charges;

(b) for "prospectively competitive services", BT will be subject to a charge cap on each such service equal to the percentage change in the UK domestic retail price index (i.e., "RPI"plus zero);


(c) for "bottleneck and non - competitive services", two baskets of services will be introduced, each subject to a cap equal to RPI less 8 per cent; and


(d) for "interconnection - specific services", BT will be subject to individual charge caps equal to RPI less 8 per cent.


     The starting values for the price - capped services are set at long - run incremental cost. BT agreed to modifications to its PTO license to implement these proposals and the new charge controls took effect on October 1, 1997.


     The interconnection charges BT sets will, in any event, be subject to the general application of the fair trading condition described below and the other fair trading conditions in BT's PTO license. Oftel has indicated that it intends to use a system of cost floors based on incremental costs and ceilings based on stand alone costs in considering whether or not a charge is anti
- competitive.


     European Interconnect Directive. In June 1997, the European Commission adopted the Interconnect Directive. The Directive aims to guarantee the rights of operators to obtain interconnection with the networks and services of others. Operators with "significant market power" must provide interconnection on cost - oriented terms. These principles also apply to European cross - border interconnection traffic, currently subject to the accounting rate regime. The Directive must be implemented by December 31, 1997. In November 1997, the DTI and Oftel published a consultation document on the proposed UK implementation of the Directive. The key elements of these proposals are:


o modification of the interconnection condition of all operators' licenses;


o identification of BT and Kingston Communications as having significant market power in the fixed telephony market and Cellnet and Vodafone in mobile (though not in the national market for interconnection);


o classification of those operators that would have access to cost - oriented interconnection rates, representing in Oftel's view a slight widening from the current position; and


o requirements on those telecommunication operators with special or exclusive rights in another sector to produce separate accounts where the turnover in that sector exceeds
    ECU 50m. This may have applicability to certain of C&W Comms'
    Franchises over time.


     These proposals were implemented via a Statutory Instrument laid before Parliament on December 10, 1997 and coming into force on December 31, 1997. Consultation on certain aspects of the regime, in particular access to cost - oriented rates will, however, continue into 1998.


     Interconnection and Interoperability. In April 1997, Oftel published proposals proposals to ensure interworking between interconnecting networks and between customer premise equipment and telecoms networks. Oftel recognises that the introduction of new and innovative services will be an increasing characteristic of the UK competitive environment and hence the importance of the need to ensure that the services are interoperable between competing networks. The primary elements of Oftel's proposals are:


(a) for enhanced services, no explicit regulatory rules are imposed. These services will be addressed by ensuring interoperability of the basic network services they utilize.
     Were an enhanced service provider to gain market power, any abuse would be addressed through general fair trading provisions.


(b) in relation to basic network services, rules are established to address network to network interface issues as well as at the customer interface level. Operators with market power must publish new network interfaces 15 months in advance of implementation and have an obligation to provide interconnection. New customer interfaces must be published by all operators 15 months in advance of retail launch.


     Oftel is considering responses to its statement. Statutory
Consultation on license modifications to all PTO licenses implementing the new regime is expected in 1998.


     Indirect and Equal Access. Indirect access is access by a customer to a network through another operator's network whereas equal access means preselection by the customer of the indirect access operator or dialling parity, where the number of digits dialed for calls over the first (access) network is the same as for calls over the second (indirect) network. In July 1996, Oftel released a statement setting out its policy on indirect and equal access, dealing with the continued provision by BT of indirect access to Mercury and other operators, the possible extension of the obligation imposed on BT to include equal access and the possible extension of an indirect access obligation to Mercury and other "non - dominant" operators.


     Oftel concluded in its statement that indirect access will remain an important route for many customers who are not yet able to take advantage of competition in direct connections to receive the benefits of competitive provision of telecommunications services and that, given BT's continuing dominant position in the indirect access network, BT should continue to be obliged to provide indirect access to other operators. However, Oftel also concluded that this obligation on BT should not extend to providing equal access to other operators, Oftel, having commissioned a cost benefit analysis that, rather than a net benefit, there would be a significant net cost in implementing equal access. Further, Oftel concluded that "non - dominant" operators (such as Mercury and the cable companies) should not be required to give indirect access to other operators. Oftel has stated that it considers the "well established" operator threshold of 25 per cent of customer connections in a relevant market to be a useful guide in determining whether a "non - dominant" operator should, in the future, be required to grant indirect access to other operators. Oftel stated that this threshold would not automatically mean that the operator would be required to grant indirect access, but that Oftel would investigate the issue further in respect of that operator and market conditions generally once that threshold was reached.


     The European Commission has finalized proposals requiring the introduction of equal access by those operators with significant market power by January 1, 2000. If those proposals are adopted, a European Directive will therefore require the introduction of equal access in the United Kingdom on this date, subject to the deferment rights of member states under the proposals. In November 1997, Oftel published for consultation its proposals to deem BT and Kingston Communications as having significant market power in the fixed line telecommunication market.


     Interconnection Agreements with Other Operators. BT now offers a published standard interconnections agreement to other telecommunications operators. On September 23, 1997, BT and C&W Comms signed a new interconnect agreement based on BT's standard contract, replacing the previous agreement between BT and Mercury dated November 1994.

     Mercury has interconnection agreements in place with many of the other Telecommunications Act licensees in the UK market, such as those operating cellular and personal communication networks, cable companies and others including MFS, COLT and Energis. C&W Comms also has interconnection agreements or less formal accounting arrangements with international operators worldwide.


     Retail Price Regulation. BT was previously subject to retail price cap regulation on approximately 65 per cent of its revenues pursuant to the terms of the August 1992 price cap review. The new price control of RPI less 4.5 per cent took effect on August 1, 1997 and will remain until 2001, but only in relation to the bottom 80 per cent of residential customers by bill spend. Oftel has indicated that this is likely to be the last retail price control imposed on BT. The level of retail rates charged by Bell Cablemedia South Herts and telecommunication providers other than BT is not limited by specific regulation by any HM Government entity, but are subject to general competition and fair trade rules.


     Independent Service Providers. On February 27, 1997, Oftel published its final proposals on the promotion of competition in services over telecommunications networks. The measures are designed to enable independent service providers that do not own their own network to compete on an equal basis with BT's own retail business. Oftel will require the prices of network services offered to independent service providers to be lower than end - user prices so as to reflect BT retailing cost savings. This development may result in independent service providers launching products across BT's network that compete with Bell Cablemedia South Herts' offerings.


     Universal Service Obligation. In July 1997, Oftel published its final proposals for Universal Service following extensive consultation. The key elements are:


(a) the level of Universal Service is established for the four year period from September 30, 1997 to September 27, 2001, subject to a review in 1999;


(b)  "Universal Service" is defined as:


o connection to the fixed PSTN to support voice telephony and low speed data/ fax;


o the option of a more restricted service package at a lower cost;


o reasonable geographic access to public call boxes across the United Kingdom at affordable prices


(c) Oftel found that the costs of the provision of this level of Universal Service do not represent an undue financial burden on BT, but continued examination of the costs and benefits will be undertaken as an input to the 1999 review:


(d) as there was no substantive net cost to finance, a fund would not be established;


(e) the Disability Discrimination Act will be used as the framework to develop proposals for delivering Universal
     Service to people with disabilities;


(f) all consumers should be given the option of an outgoing calls barred service as an alternative to disconnection.

     Modifications to BT's license implementing the new regime were made in November 1997.


     Number Portability. Business and residential telecommunications customers changing their telephone services from one telecommunications service provider to another previously had to change their telephone numbers. BT did not offer customers telephone number portability until 1996, although its PTO license has required this, subject to certain preconditions including technical feasibility and cost - benefit study, since 1991. As a result, some business customers have used their new telecommunications provider lines primarily for outbound telephone calls and maintained their BT or Mercury lines for inbound calls.


     BT's PTO license was modified in July 1996 to incorporate a condition which supports the implementation of number portability and on January 6, 1997, the Director General determined BT's costs in providing number portability and the charges it can make to other operators to recover those costs. BT has reached agreement with several cable companies on number portability. Bell Cablemedia South Herts believes that the absence of number portability was a significant impediment to competition in the telecommunication market and that its implementation will provide and is providing BT's competitors with access to greater numbers of customers. The number portability modifications made to BT's license related to the portability of numbers at a particular geographic address. In April 1997, Oftel consulted on modifications to the licenses of BT and other operators to implement number portability of non - geographic numbers (e.g., freephone, premium rate services etc.). These modifications also altered the number portability license provisions of other operators in a similar (though not identical) way to BT's and were finalized for the majority of UK operators, including Mercury and Bell Cablemedia South Herts on December 17, 1997. A draft determination of BT's charges for non - geographic number portability was issued in November 1997.


     European Legislation


     In addition to direct UK legislation, the activities of C&W
Comms are subject to the impact of European Directives relating to telecommunications, broadcasting and competition.


     The UK telecommunications regime was liberalized well in advance of other European countries and hence in many cases the UK's domestic regulations are already compliant with European rules to promote market liberalization. European legislation in certain instances may, however, result in alterations to the existing UK regulatory environment. In particular the following Directives and proposed Directives may affect Bell Cablemedia South Herts' activities when implemented in the United Kingdom.


     On November 20, 1996, the European Commission issued its Green paper on a numbering policy for telecommunications services in Europe. It included proposals aimed at harmonization of certain numbering ranges at a European level, carrier selection (call by call) by 1998 and carrier preselection, also known as equal access, by 2000. The first stage of the consultation process on the Green Paper was completed on February 21, 1997. On June 27, 1997, the European Telecoms Council adopted a resolution in response to the Commission's Green Paper. This resolution largely endorsed the Commission's proposals. On December 1, 1997, the Council of the European Union agreed the text of a modification to the Interconnect Directive requiring the introduction of equal access by those operators with significant market power by January 1, 2000. The text allows for deferment by a particular Member State where it can be demonstrated that equal access will impose an excessive burden on an organization or category of organization.


     Convergence Green Paper. On December 3, 1997, the European Commission adopted its Green Paper on the convergence of the telecommunications, media and technology sectors and the implications for regulation. This signals the start of a five month long consultation process, finishing in April 1998. The conclusions of this review and any resulting Directives, may have a significant impact on the way in which C&W Comms is regulated in the United Kingdom and elsewhere in Europe.


Employees


     The Partnership has no employees. Bell Cablemedia South
Herts is managed as a part of C&W Comms Consumer business unit, thus benefiting from the economies of scale of sharing support functions.

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

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                             PART II.

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

       While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 30, 1998, the approximate number of investors in the Partnership was 5,200.

                  ITEM 6. SELECTED FINANCIAL DATA

           South Hertfordshire United Kingdom Fund, Ltd.


                                                                   For the Years Ended
                                                                       December 31,
Income Statement Data:             1997                1996                 1995                1994                 1993
                                   ----                ----                 ----                ----                 ----
Revenues                       $23,603,312         $20,851,777          $16,554,283          $9,088,929           $2,631,555
Operating, General
and Administrative
Expenses                       (13,648,846)        (15,691,431)         (16,079,815)        (13,478,273)          (3,679,057)
Management Fees and
Allocations from
General Partner                 (6,058,801)         (3,943,096)          (2,754,941)         (2,004,964)          (1,295,522)
Depreciation and
Amortization                    (6,177,968)         (5,129,620)          (4,214,341)         (3,064,313)          (1,999,086)
Write down of
fixed assets                    (6,562,400)                  -                    -                   -                    -
                               -----------         -----------          -----------         -----------          -----------
Operating Loss                  (8,844,703)         (3,912,370)          (6,494,814)         (9,458,621)          (4,342,110)
Interest Income                     78,749              30,667               17,251             185,472               48,896
Interest Expense                (3,599,912)         (2,836,056)          (2,442,312)           (549,834)            (262,276)
Other Expenses (net)                     -                  -                     -          (2,410,724)                   -
                               -----------         -----------          -----------         -----------          -----------
Loss from continuing
operations before
minority interests             (12,365,866)         (6,717,759)          (8,919,875)        (12,233,707)          (4,555,490)
Minority Interests               3,975,339           2,100,658            2,767,869           3,991,358              298,036
                               -----------         -----------          -----------         -----------          -----------
Net Loss                        (8,390,527)         (4,617,101)          (6,152,006)         (8,242,349)          (4,257,454)
                               -----------         -----------          -----------         -----------          -----------
Net Loss per Limited
Partnership Unit                   (145.90)             (80.28)             (106.97)            (149.06)             (145.81)
Weighted Average
Number of Limited
Partnership Units
Outstanding                         56,935              56,935               56,935              54,743               28,906

Balance Sheet Data:
Total Assets                    76,963,343          91,119,344           80,239,942          73,473,610           48,640,459
Accounts Payable to
Affiliates/Related
Parties                         18,335,570          10,202,585            2,232,050           6,028,108            2,368,948
Long term debt                  31,756,220          30,290,110           24,220,560           1,043,000            1,115,381
General Partner's
Capital (Deficit)                 (336,517)           (252,612)            (206,441)           (144,921)             (62,497)
Limited Partners'
Capital                         15,685,077          23,991,699           28,562,629          34,653,115           30,078,228
Minority Interests               8,588,899          13,079,544           13,948,743          18,553,653            8,061,163

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      1997 Compared to 1996


      Revenues of the Partnership increased $2,751,535 for the year ended December 31, 1997, over the similar period in 1996 from $20,851,777 in 1996 to $23,603,312 in 1997. This increase is primarily the result of an increase in the South Herts System's customer base. The South Herts System served approximately 20,900 basic cable television customers, 24,200 residential telephony lines and 1,000 business telephony customers at December 31, 1996 as compared to 22,400 basic cable television customers, 27,400 residential telephony lines and 1,200 business telephony customers at December 31, 1997.


      Operating expenses increased $2,138,446 for the year ended
December 31, 1997 over the similar period in 1996 from $9,335,910 in 1996 to $11,474,356 in 1997. This increase relates to telephony and programming costs arising from the growth in the South Herts' customer base.


      Selling, general and administrative expenses reduced
$4,181,031 for the year ended December 31, 1997 over the similar period in 1996 from $6,355,521 in 1996 to $2,174,490 in 1997.
This reduction was primarily due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1997 as compared to 1996.


      Management fees and allocated overhead from the General Partner increased $2,115,705 for the year ended December 31, 1997 over the similar period in 1996 from $3,943,096 in 1996 to $6,058,801 in 1997. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the Cable & Wireless Communications Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined in 1997 as compared to 1996.


      Depreciation and amortization expense increased $1,048,348 for the year ended December 31, 1997 over the similar period in 1996 from $5,129,620 in 1996 to $6,177,968 in 1997. This increase was due to an increase in the Partnership's depreciable asset base resulting from the buildout of the South Herts System.


      During 1997, the General Partner has undertaken a review of the net book values of Bell Cablemedia South Herts' assets. This has resulted in a write down of fixed assets of $6,562,400 for the year ended December 31, 1997 principally relating to assets which will have no value to the Company upon the planned introduction of digital cable television. The Company has written off the total value of its analog converters and headend, amounting to $2,939,128 and $2,193,782, respectively. In addition, it has written off part of its computer hardware and software and freehold property amounting to $676,453 and $753,037, respectively. The fair value of Bell Cablemedia South Herts' assets will be reassessed over the coming year as more information becomes available.


      Interest income increased $48,082 for the year ended
December 31, 1997 over the similar period in 1996 from $30,667 in 1996 to $78,749 in 1997. The increase in interest income was the result of interest received on temporary cash balances.


      Interest expense increased $763,856 for the year ended December 31, 1997 over the similar period in 1996 from $2,836,056 in 1996 to $3,599,912 in 1997. This increase was mainly due to an increase in outstanding indebtedness during 1997, under a credit facility entered into in April 1995, and interest on deferred fees charged by an affiliate of the General Partner.


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

Financial Condition


The Partnership


      The Partnership was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of December 31, 1997 and 1996, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its secondary public offerings.


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


      As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1997 the Partnership had current liabilities of approximately $855,000 owing to BCM. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.


Bell Cablemedia South Herts


      During 1997, Bell Cablemedia South Herts had approximately
$8.9 million of capital expenditures. Most of these expenditures were for the construction of the South Herts System and were largely funded by depreciation.


      On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was cancelled and the facility reduced to (pound)20,000,000.


      The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Bell Cablemedia South Herts.


      The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.


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


      Drawdowns of (pound)19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1997 was (pound)19,300,000 and this amount was all drawn under Facility B.

       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF DECEMBER 31, 1997 AND 1996

     AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              INDEX

                                                            Page

Independent Auditors' Reports                                35

Consolidated Balance Sheets                                  38

Consolidated Statements of Operations                        39

Consolidated Statements of Partners' Capital (Deficit)       40

Consolidated Statements of Cash Flows                        41

Notes to Consolidated Financial Statements                   42

                   INDEPENDENT AUDITORS' REPORT


South Hertfordshire United Kingdom Fund, Ltd.

     We have audited the accompanying consolidated balance sheet of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 1997, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.



ARTHUR ANDERSEN
London, England

March 30, 1998

                   INDEPENDENT AUDITORS' REPORT



South Hertfordshire United Kingdom Fund, Ltd.

     We have audited the accompanying balance sheet of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE
London, England

March 20, 1997

           SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                      (A Limited Partnership)

                    CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                               -----------------------
ASSETS                                         1997               1996
                                               ----               ----
CASH AND CASH EQUIVALENTS                   $434,386          $2,200,982
RECEIVABLES
  (net of allowances for doubtful
  accounts of $765,634 at
  December 31, 1996)                               -           4,935,769
PREPAID EXPENSES                              19,919             301,868
                                         -----------         -----------
CURRENT ASSETS                               454,305           7,438,619
INVESTMENT IN CABLE TELEVISION
AND TELECOMMUNICATIONS PROPERTIES
  (net of accumulated depreciation
  and amortization of $28,220,589
  and $16,061,206 at December 31,
  1997 and 1996, respectively)            75,924,942          82,972,180
OTHER ASSETS                                 584,096             708,545
                                         -----------         -----------
    Total assets                         $76,963,343         $91,119,344
                                         ===========         ===========


                     The accompanying notes
   are an integral part of these consolidated balance sheets.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                             ------------------------
                                             1997                1996
                                             ----                ----
LIABILITIES:
  Accounts payable to affiliates
  and related parties                    $18,335,570         $10,202,585
  Trade accounts payable                           -           4,770,009
  Accrued liabilities                        134,018           3,383,259
  Bank overdraft                                   -             719,136
  Short term obligations
  under capital leases                       888,516           1,057,014
                                         -----------         -----------
    Current liabilities                   19,358,104          20,132,003
  Long term debt                          31,756,220          30,290,010
  Long term obligations under
  capital leases                             322,498           1,259,022
                                         -----------         -----------
    Total liabilities                     51,436,822          51,681,035
                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES                      -                   -
MINORITY INTERESTS                         8,588,899          13,079,544

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
  Contributed capital                          1,000               1,000
    Accumulated deficit                     (337,517)           (253,612)
                                         -----------         -----------
                                            (336,517)           (252,612)
                                         -----------         -----------
Limited Partners-
Net contributed capital (56,935
  units outstanding at December 31,
  1997 and 1996 respectively)             48,817,997          48,817,997
  Accumulated deficit                    (33,132,920)        (24,826,298)
                                         -----------         -----------
                                          15,685,077          23,991,699

  Currency translation adjustment          1,589,062           2,619,678
                                         -----------         -----------
    Total partners' capital               16,937,622          26,358,765
                                         -----------         -----------
    Total liabilities and
    partners' capital                    $76,963,343         $91,119,344
                                         ===========         ===========


                     The accompanying notes
   are an integral part of these consolidated balance sheets.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the years ended December 31,
                                      -----------------------------------
                                      1997            1996           1995
                                      ----            ----           ----
REVENUES                          $23,603,312     $20,851,777    $16,554,283

COSTS AND EXPENSES:
Operating                         (11,474,356)     (9,335,910)    (7,588,812)
Selling, general and
administrative                     (2,174,490)     (6,355,521)    (8,491,003)
Management fees and
allocated overhead from
the General Partner                (6,058,801)     (3,943,096)    (2,754,941)
Depreciation and amortization      (6,177,968)     (5,129,620)    (4,214,341)
Write down of fixed assets         (6,562,400)              -              -
                                  -----------     -----------    -----------
OPERATING LOSS                     (8,844,703)     (3,912,370)    (6,494,814)
                                  -----------     -----------    -----------

OTHER INCOME (EXPENSE):
Interest income                        78,749          30,667         17,251
Interest expense                   (3,599,912)     (2,836,056)    (2,442,312)
                                  -----------     -----------    -----------

LOSS FROM CONTINUING
OPERATIONS BEFORE MINORITY
INTERESTS                         (12,365,866)     (6,717,759)    (8,919,875)
Minority interests                  3,975,339       2,100,658      2,767,869
                                  -----------     -----------    -----------
NET LOSS:                         $(8,390,527)    $(4,617,101)   $(6,152,006)
                                  ===========     ===========    ===========

ALLOCATION OF NET LOSS
(Note 1):
General Partner                      $(83,905)       $(46,171)      $(61,520)
                                  ===========     ===========    ===========
Limited Partners                  $(8,306,622)    $(4,570,930)   $(6,090,486)
                                  ===========     ===========    ===========

NET LOSS PER LIMITED
PARTNERSHIP UNIT                     $(145.90)        $(80.28)      $(106.97)
                                  ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                      56,935          56,935         56,935
                                  ===========     ===========    ===========


                     The accompanying notes
are an integral part of these consolidated financial statements.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        For the years ended December 31,
                                      -----------------------------------
                                      1997            1996           1995
                                      ----            ----           ----
GENERAL PARTNER:
Balance, beginning of year          $(252,612)      $(206,441)     $(144,921)
Net loss for year                     (83,905)        (46,171)       (61,520)
                                  -----------     -----------    -----------
Balance, end of year                $(336,517)      $(252,612)     $(206,441)
                                  -----------     -----------    -----------

LIMITED PARTNERS:
Balance, beginning of year        $23,991,699     $28,562,629    $34,653,115
Net loss for year                  (8,306,622)     (4,570,930)    (6,090,486)
                                  -----------     -----------    -----------
Balance, end of year              $15,685,077     $23,991,699    $28,562,629
                                  -----------     -----------    -----------


Translation adjustment              1,589,062       2,619,678        183,340
                                  -----------     -----------    -----------

Total partners' capital           $16,937,622     $26,358,765    $28,539,528
                                  ===========     ===========    ===========


                     The accompanying notes
are an integral part of these consolidated financial statements.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the years ended December 31,
                                      -----------------------------------
                                      1997            1996           1995
                                      ----            ----           ----
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                          $(8,390,527)    $(4,617,101)   $(6,152,006)
Adjustments to reconcile
net loss to net cash
generated by/(used in)
operating activities:
Minority interests                 (3,975,339)     (2,100,658)    (4,604,910)
Depreciation and
amortization                        6,176,710       5,129,620      4,214,341
Write down of fixed assets          6,562,400

Change in operating
assets and liabilities:
Decrease/(increase) in
other receivables                   4,813,885      (1,124,204)      (942,689)
Decrease/(increase) in
prepaid expenses and
other assets                          285,150         178,287       (644,312)
Overdraft movement                   (689,426)        658,245
Increase in accounts payable
to related parties                  8,482,550       7,134,099              -
Decrease in trade accounts
payable and accrued
liabilities                        (5,294,541)       (846,131)    (1,925,036)
                                  -----------     -----------    -----------
Net cash generated by
(used in) operating
activities                          7,970,862       4,412,157    (10,054,612)
                                  -----------     -----------    -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Construction payments for
cable television/telephony
system                            (11,259,882)     (5,538,433)   (10,032,520)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in borrowings              2,624,960       3,289,440     24,220,560
Repayments of
shareholder loans                           -               -     (4,374,752)
Increase in accounts
payable to affiliates                       -               -        784,919
Repayment of property loan                  -               -     (1,043,000)
Principal payments under
capital leases                     (1,012,870)       (831,290)      (478,047)
                                  -----------     -----------    -----------
Net cash provided by
financing activities                1,612,090       2,458,150     19,109,680
                                  -----------     -----------    -----------
Effect of exchange rate
changes on cash                       (89,666)        192,377      1,514,876
                                  -----------     -----------    -----------
(Decrease)/Increase in
cash and cash equivalents          (1,766,596)      1,524,251        537,424
                                  -----------     -----------    -----------

Cash and cash equivalents,
beginning of period                 2,200,982         676,731        139,307
                                  -----------     -----------    -----------
Cash and cash equivalents,
end of period                        $434,386      $2,200,982       $676,731
                                  ===========     ===========    ===========

SUPPLEMENTAL CASH FLOW
DISCLOSURES:
Interest paid                      $3,060,608      $2,492,396     $2,245,782
                                  ===========     ===========    ===========


                      The accompanying notes
 are an integral part of these consolidated financial statements.

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


       Bell Cablemedia South Herts is owned 66.7 percent by the Partnership and 33.3 percent by Bell Cablemedia plc ("BCM"), which itself is a subsidiary of Cable & Wireless Communications plc. The general partner of the Partnership is Fawnspring Limited, a wholly owned subsidiary of BCM. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to BCM or to other affiliates.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Accounting Records


      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States. The
Partnership tax returns are also prepared on the accrual basis.


      Principles of Consolidation


      As a result of the Partnership's majority ownership of Bell
Cablemedia South Herts, it has been consolidated with the Partnership's operations in the accompanying consolidated financial statements as of December 31, 1997, 1996 and 1995.


      Cash and Cash Equivalents


      Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with a maturity of three months or less.


      Currency Exchange Rates


      The costs incurred by Bell Cablemedia South Herts are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Bell Cablemedia South Herts' functional currency, translation adjustments related to recording assets and liabilities in U.S. dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in partners' capital. In the discretion of the General Partner, net proceeds received from the sale of Partnership interests will be converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.


      Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the year ended December 31, 1997 was $1.64 per United Kingdom pound sterling and the exchange rate at December 31, 1997 was $1.65 per United Kingdom pound sterling.


      Property, Plant and Equipment


      Prior to receiving the first revenues from subscribers of the cable television/telephony system constructed by Bell Cablemedia South Herts, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of the main construction build (defined as the "prematurity period"), which in most cases is no longer than two years, except in major urban markets, in which case the prematurity period may be longer than two years, portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The General Partner has estimated a prematurity period of 3 years for the South Herts System based upon its urban location, housing density and requirement for mostly underground cable. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. At December 31, 1997 and 1996, the investment in the cable television and telecommunications network was comprised of $70,989,325 and $77,901,431 of cable network and other electronic equipment, $2,308,713 and $2,256,896 of freehold buildings, and $2,626,904 and $2,813,853 of office and other electronic equipment, respectively. As of December 31, 1997, the South Herts System had received $73,032,003 of revenue from operations.


      Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 40 years for freehold property and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues.


      During 1997, the General Partner has undertaken a review of the net book values of Bell Cablemedia South Herts' assets. This has resulted in a write down of fixed assets of $6,562,400 for the year ended December 31, 1997 principally relating to assets which will have no value to the Company upon the planned introduction of digital cable television. The Company has written off the total value of its analog converters and headend, amounting to $2,939,128 and $2,193,782, respectively. In addition, it has written off part of its computer hardware and software and freehold property amounting to $676,453 and $753,037, respectively. The fair value of Bell Cablemedia South Herts' assets will be reassessed over the coming year as more information becomes available.


      Revenue Recognition


      Subscriber prepayments are initially deferred and recognized as revenue when earned.


      Current assets and liabilities


      Since the final quarter of 1997, the current assets and liabilities of Bell Cablemedia South Herts have been managed by C&W Comms. The net balance payable by Bell Cablemedia South Herts to C&W Comms is disclosed under Accounts payable to affiliates and related parties.

      Pervasiveness of Estimates


      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from these estimates.


      New Accounting Pronouncements


      SFAS 128 was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, Earnings per share and makes them more comparative to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition the statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 does not have any impact on the accounts of the Partnership.


(3)   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED
      ENTITIES


      Consulting and Management Fees


      An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the years ended December 31, 1997, 1996 and 1995 were $1,310,839, $1,370,755 and $1,068,887, respectively. All these amounts were expensed on the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, respectively.


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

      The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1997, 1996 and 1995, reimbursement made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates (or its predecessor) for any allocable direct and indirect expenses totaled $4,747,962, $2,572,341 and $1,419,554 respectively.


      In connection with Bell Cablemedia South Herts' (pound)20,000,000 revolving and term loan credit facility agreement, originally entered into in April 1995, amended in October 1996 and described in section (4) below, Bell Cablemedia Management Limited, an affiliate of the General Partner, received a 1% financing fee. The fee was allocated between the investors in Bell Cablemedia South Herts in proportion to their shareholding. The Partnership's share of this fee amounted to $266,267, which was expensed in 1995.


      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 1997 and 1996, interest on deferred fees of $449,341 and $136,183, respectively was charged by an affiliate of the General Partner, and interest on advances of $51,294 and $15,676, respectively was charged by the General Partner. For the year ended December 31, 1995 no such interest was charged to the Partnership by the General Partner or its affiliates.


(4)   FINANCING


      The Partnership


      As stated above, the Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1997, the Partnership had current liabilities of approximately $855,000 owing to BCM. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

Bell Cablemedia South Herts


      On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was cancelled and the facility reduced to (pound)20,000,000.


      The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Bell Cablemedia South Herts.


      Repayment of the credit facility falls due as follows:


                 (pound)             $
1999            1,351,000       2,222,935
2000            3,474,000       5,716,120
2001            4,825,000       7,939,055
2002            4,825,000       7,939,055
2003            4,825,000       7,939,055
              ---------------------------
               19,300,000      31,756,220
              ---------------------------



      The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.


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


      Commitment fees are payable on the amount of any undrawn facility at the rate of 0.4% per annum. Commitment fees paid during the year ended December 31, 1997 were $9,461.


      The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1997 was (pound)19,300,000 and this amount was all drawn under Facility B.


(5)   INCOME TAXES


      Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner. There are no significant differences between taxable income and the net income reported in the Consolidated Statements of Operations.


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


      United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. Corporation tax is currently charged at a rate of 31 percent, with a lower rate of 21 percent applying to companies with profits of less than (pound)300,000. Marginal relief applies where the profits exceed (pound)300,000 but not (pound)1,500,000. These limits are reduced proportionately where there is more than one associated company. Such corporation will be able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. No tax benefit has been recognized in the accompanying financial statements for tax net operating losses generated by Bell Cablemedia South Herts. Bell Cablemedia South Herts has approximately (pound)10.4 million of tax net operating losses carried forward at December 31, 1997 ((pound)10.4 million at December 31, 1996).

(6)   OBLIGATIONS UNDER CAPITAL LEASES


                                          1997          1996
Minimum lease payments due:                 $             $
Less than one year                       979,049     1,266,622
1-2 years                                315,402     1,018,261
2-3 years                                 40,174       328,034
3-4 years                                      -        41,783
                                       ---------     ---------
                                       1,334,625     2,654,700
Less finance charges allocated
to future periods                       (123,611)     (338,664)
                                       ---------     ---------
                                       1,211,014     2,316,036
                                       =========     =========
  Due within one year                    888,516     1,057,014
  Due after more than one year           322,498     1,259,022
                                       ---------     ---------
                                       1,211,014     2,316,036
                                       =========     =========


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


                                      Positions with
      Name                     Age    the General Partner
      ----                     ---    -------------------

      Graham Wallace            49    Chief Executive


      Nicholas Mearing-Smith    48    Finance Director


      Robert Drolet             41    Director and Company
                                      Secretary


Graham Wallace, a fellow of The Chartered Institute of Management Accountants, was Chief Executive of the Restaurants and Services division of Granada Group between September 1995 and January 1997. He joined the Granada in June 1986 as Head of Finance and Planning and in October 1989 was appointed to the Board of Granada Group plc as Finance Director. During this time he was involved in setting up British Satellite Broadcasting and was closely involved in the merger of British Satellite Broadcasting and Sky in 1990. Between October 1992 and September 1995, he was Chief Executive Office of the UK television and video rental business of the Granada Group plc. Mr. Wallace read engineering at Imperial College, London.


Nicholas Mearing-Smith, a fellow of the Institute of Chartered Accountants and a member of the Institute of Taxation, was appointed Chief Financial Officer of NYNEX CableComms UK in May 1993. Between 1991 and 1993, he was Executive Group Director of NYNEX CableComms UK, responsible for regulatory issues, interconnect negotiations, information systems, real estate and public relations. With extensive experience of investment and banking communities, Mr Mearing-Smith has entrepreneurial and major corporate experience, in addition to a regulatory background and exposure to the convergence of the telecommunication and entertainment markets.


Mr. Drolet has been a Director of the General Partner since January 1997. On March 19, 1997 he was appointed as Legal Director and Company Secretary of Cable & Wireless Communications plc. He has been General Counsel and Company Secretary of BCM since July 1996. He was General Counsel and Assistant Corporate Secretary of BCI from May 1995 to July 1996, and from March 1993 to May 1995, Assistant General Counsel and Assistant Corporate Secretary. Previously, Mr. Drolet was Vice President, Corporate Affairs and Corporate Secretary of The Canam Manac Group Inc. from January 1991 to March 1993.

                  ITEM 11. EXECUTIVE COMPENSATION


      The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by Cable & Wireless Communications and its affiliates and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by Cable & Wireless Communications and its affiliates to the Partnership as a direct reimbursement item. See Item 13.


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


      An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 1997 totaled $1,310,839.


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


      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 1997 amounted to $500,635.

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


                               SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                               a Colorado limited partnership

                               By: Fawnspring Limited,
                                     its General Partner


                               By: /s/ Nicholas Mearing-Smith
                                  ------------------------------
                                     Nicholas Mearing-Smith
Date: March 30, 1998                   Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               By: /s/ Nicholas Mearing-Smith
                                  ------------------------------
                                     Nicholas Mearing-Smith
                                     Director of
                                     Fawnspring Limited
Dated: March 30, 1998                (Finance Director)


                               By: /s/ Robert Drolet
                                  ------------------------------
                                     Robert Drolet
                                     Director of
                                     Fawnspring Limited
Dated: March 30, 1998                (Legal Director and
                                     Company Secretary)

EXHIBIT INDEX

Number   Description

27       Financial Data Schedule.