Form 10-Q
period 1998-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1998-05-15
CIK 857957

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


         (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                 Commission File Number: 0-19889

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
         Exact name of registrant as specified in charter

          Colorado                            84-1145140
-----------------------------------------------------------------
    State of organization               I.R.S. employer I.D.#

          26 Red Lion Square, London, WC1R 4HQ, England
          ---------------------------------------------
              Address of principal executive office

                       011 44 171 528 2000
                       -------------------
                  Registrant's telephone number

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
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                             March 31,     December 31,
                                               1998            1997
                                           -----------     -----------
ASSETS:

CASH AND CASH EQUIVALENTS                  $   442,094     $   434,386


PREPAID EXPENSES                                  --            19,919
                                           -----------     -----------

CURRENT ASSETS                                 442,094         454,305

INVESTMENT IN CABLE TELEVISION
AND TELECOMMUNICATIONS PROPERTIES,
net of accumulated depreciation
and amortization of $30,133,755
and $28,220,589 at March 31, 1998
and December 31, 1997, respectively         75,837,188      75,924,942

OTHER ASSETS                                   569,364         584,096
                                           -----------     -----------


                  Total assets             $76,848,646     $76,963,343
                                           -----------     -----------




     The accompanying notes to unaudited financial statements
       are an integral part of these unaudited consolidated
                         balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                 UNAUDITED CONSOLIDATED BALANCE SHEETS


                                             March 31,     December 31,
                                               1998            1997
                                           -----------     -----------
LIABILITIES:
  Accounts payable to affiliates
  and related parties                      $ 17,742,779    $ 18,335,570

  Accrued liabilities                           138,471         134,018
  Short term obligations under
  capital leases                                753,570         888,516
                                           ------------    ------------

            Current liabilities              18,634,820      19,358,104
  Long term debt                             32,319,780      31,756,220
  Long  term obligations under
  capital leases                                252,865         322,498
                                           ------------    ------------

            Total liabilities                51,207,465      51,436,822
                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES                      --              --
MINORITY INTERESTS                            8,657,592       8,588,899
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                           1,000           1,000
    Accumulated deficit                        (340,078)       (337,517)
                                           ------------    ------------

                                               (339,078)       (336,517)
                                           ------------    ------------
  Limited Partners
    Net contributed capital
    (56,935 units outstanding at
    March 31, 1998 and December 31,
    1997 respectively)                       48,817,997      48,817,997
  Accumulated deficit                       (33,386,497)    (33,132,920)
                                           ------------    ------------
                                             15,431,500      15,685,077
                                           ------------    ------------

Currency translation adjustment               1,891,167       1,589,062
                                           ------------    ------------

Total partners' capital                      16,983,589      16,937,622
                                           ------------    ------------

Total liabilities and partners'
capital                                    $ 76,848,646    $ 76,963,343
                                           ------------    ------------




     The accompanying notes to unaudited financial statements
       are an integral part of these unaudited consolidated
                         balance sheets.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the three months
                                                  ended March 31,
                                               1998            1997
                                           -----------     -----------

REVENUES                                   $ 6,791,406     $ 5,540,430

COSTS AND EXPENSES:
  Operating                                 (2,992,962)     (2,201,555)
  Selling, general and
  administrative                               (59,303)       (732,578)
  Management fees and allocated
  overhead from the General Partner         (1,890,397)     (1,657,657)

  Depreciation and amortization             (1,390,885)     (1,466,158)
                                           -----------     -----------

OPERATING INCOME (LOSS)                        457,859        (517,518)

OTHER INCOME (EXPENSE):
  Interest expense                            (835,890)       (728,971)
  Interest income                               39,533          23,172
                                           -----------     -----------


LOSS BEFORE MINORITY INTERESTS                (338,498)     (1,223,317)
  Minority interests                            82,360         372,007
                                           -----------     -----------

NET LOSS                                   $  (256,138)    $  (851,310)
ALLOCATION OF NET LOSS:
  General Partner                          $    (2,561)    $    (8,513)
  Limited Partners                         $  (253,577)    $  (842,797)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $     (4.45)    $    (14.80)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                             56,935          56,935




     The accompanying notes to unaudited financial statements
      are an integral part of these unaudited consolidated
                      financial statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               For the three months
                                                  ended March 31,
                                               1998            1997
                                           -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $  (256,138)    $  (851,310)
Adjustments to reconcile net loss
to net cash generated by operating
activities:
  Minority interests                           (82,360)       (372,007)
  Depreciation and amortization              1,390,885       1,466,157

Change in operating assets and
liabilities
  Decrease in other receivables                   --         1,656,440
  Decrease (increase) in prepaid
  expenses and other assets                     44,608        (182,837)
  (Decrease) increase  in accounts
  payable to related parties                  (887,311)      1,972,585
  Increase in trade accounts
  payable and accrued liabilities                4,453           7,593
                                           -----------     -----------
     Net cash generated by
     operating activities                      214,137       3,696,621

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable
  television/telephony system                    8,236      (3,790,743)
                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings                          --         2,619,040
  Net decrease in bank overdraft                  --          (687,871)
  Principal payments under capital
  leases                                      (222,373)       (196,078)
                                           -----------     -----------

     Net cash (used in) provided
     by financing activities                  (222,373)      1,735,091
                                           -----------     -----------

Effect of currency exchange rate
changes                                          7,708         (84,017)
Increase in cash and cash equivalents            7,708       1,556,952
Cash and cash equivalents, beginning
of period                                  $   434,386     $ 2,200,982
                                           -----------     -----------


Cash and cash equivalents, end of
period                                     $   442,094     $ 3,757,934
                                           -----------     -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                              $   763,189     $   549,385




     The accompanying notes to unaudited financial statements
       are an integral part of these unaudited consolidated
                      financial statements.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1997. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 1998 and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2) INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 1998, the network consisted of approximately 570 miles of cable plant, and included approximately 87,300 homes released to operations. At March 31, 1998 the South Herts System's cable television customers totalled approximately 22,700 and the South Herts System's residential telephony lines totalled approximately 27,900.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through March 31, 1998, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

   On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October 1994, the Partnership invested(pound)5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested(pound)2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested(pound)1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested(pound)705,000 in Bell Cablemedia South Herts for 7,050 Class A shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM. The General

Partner provides consulting services to the Partnership. The
General Partner may delegate some or all of the consulting services to BCM or to other affiliates.

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

   C&W, NYNEX and BCI presently own, directly or indirectly, approximately 53%, 19% and 14% respectively, of the issued share capital of CWC. Public shareholders hold the remaining 14%.

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

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended March 31, 1998 and 1997 were $362,555 and $297,549 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 1998 and 1997, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,527,842 and $1,360,108 respectively. These increases were due to an increase in the provision of services by the General Partner in 1998 as compared to 1997.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 1998 and 1997, these interest charges were $72,701 and $66,350 respectively.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Currency Exchange Rates

   The costs incurred by Bell Cablemedia South Herts are converted from United Kingdom pounds sterling to United States dollars pursuant to Statement of Financial Accounting Standard No. 52 ("SFAS 52"). Since pounds sterling represent Bell Cablemedia South Herts' functional currency, translation adjustments related to recording assets and liabilities in United States dollars at current exchange rates are charged or credited directly to cumulative translation adjustment in partners' capital. In the discretion of the General Partner, net proceeds from the sale of Partnership interests will be converted from United States dollars to United Kingdom pounds sterling. Likewise, net proceeds from the sale or refinancing of the Partnership's cable television/telephony properties will be converted from United Kingdom pounds sterling to United States dollars in order to make any distributions to the partners.

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the three months ended March 31, 1998 was $1.65 per United Kingdom pound sterling and the exchange rate at March 31, 1998 was $1.67 per United Kingdom pound sterling.

Property, Plant and Equipment

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

   The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans could not be made prior to

December 31, 1997. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

    The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at March 31, 1998 was (pound)19,300,000 and this amount was all drawn under facility B.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


BACKGROUND

   South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership") was formed on December 23, 1991 to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. As of March 31, 1998, the Partnership had received limited partner subscriptions of $56,935,000, or $48,817,997 net of sales commissions and other organizational and offering costs. Sales of limited partnership interests ended in April 1994.

   In connection with and subsequent to the Partnership's acquisition of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts") the Partnership has invested its net offering proceeds in Bell Cablemedia South Herts for construction and development costs. Through March 31, 1998 the total amount invested by the Partnership was approximately $48,800,000.

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

   On July 22, 1994, in connection with the closing of the public offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable/telephony operations and franchises for ADSs issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, the Sandler Group's interest in Bell Cablemedia South Herts and the general partner interest in the Partnership. In October, 1994, the Partnership invested(pound)5,108,900 in Bell Cablemedia South Herts for 51,089 Class A shares and BCM invested(pound)2,554,600 in Bell Cablemedia South Herts for 25,546 Class A shares. In November 1994, the Partnership invested(pound)1,410,000 in Bell Cablemedia South Herts for 14,100 Class A shares and BCM invested(pound)705,000 in Bell Cablemedia South Herts for 7,050 Class A Shares. As a result of these transactions, Bell Cablemedia South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of BCM.

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

   C&W, NYNEX and BCI presently own, directly or indirectly, approximately 53%, 19% and 14% respectively, of the issued share capital of CWC. Public shareholders hold the remaining 14%.

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


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 1998 the Partnership had current liabilities of approximately $900,000, most of which were payable to the General Partner.

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

   Drawdowns of (pound)19.3 million have occurred under the South
Herts Credit Agreement since April 1995. The General Partner believes that Bell Cablemedia South Herts has available sufficient resources to fund the completion of construction and operation of the South Herts system.


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $1,250,976 for the three months ended March 31, 1998, over the corresponding period in 1997 from $5,540,430 in 1997 to $6,791,406 in 1998.. These increases were the result of increases in the South Herts System's customer base. The South Herts System served approximately 22,700 basic cable television customers and 27,900 residential telephony lines at March 31, 1998 as compared to approximately 21,000 basic cable television customers and 24,600 residential telephony lines at March 31, 1997.

   Operating expenses increased $791,407 for the three months ended March 31, 1998 over the corresponding period in 1997 from $2,201,555 in 1997 to $2,992,962 in 1998. These increases relate to telephony and programming costs arising from the growth in the South Herts' customer base.

   Selling, general and administrative expenses reduced $673,275 for the three months ended March 31, 1998 over the corresponding period in 1997 from $732,578 in 1997 to $59,303 in 1998. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1998 as compared to 1997.

   Management fees and allocated overhead from the General Partner increased by $232,740 for the three months ended March 31, 1998 over the corresponding period in 1997, from $1,657,657 in 1997 to $1,890,397 in 1998. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the CWC Group. Overall, the aggregate of selling, general and administative expenses and management fees and allocated overhead from the General Partner has declined for the three months ended March 31, 1998 compared with the corresponding period in 1997.

   Depreciation and amortization expense decreased $75,273 for the three months ended March 31, 1998, over the corresponding period in 1997, from $1,466,158 in 1997 to $1,390,885 in 1998.
These decreases were mainly due to the writedown of fixed assets of approximately $6.6 million in the final quarter of 1997.

   Interest expense increased by $106,919 for the three months ended March 31, 1998 over the corresponding period in 1997, from $728,971 in 1997 to $835,890 in 1998. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner in the three month period ended March 31, 1998 and higher levels of average debt in the three month period ended March 31,1998 as compared to the corresponding period in 1997.

   Interest income increased by $16,361 for the three months ended March 31,1998, over the corresponding period in 1997, from $23,172 in 1997 to $39,533 in 1998. The increases in interest income were due to higher surplus funds available for investment in the three month period ended March 31,1998 as compared to the corresponding period in 1997.

   Net loss decreased by $595,172 for the three months ended March 31, 1998, over the corresponding period in 1997, from $851,310 in 1997 to $256,138 in 1998. The reduction in net loss was due to the increases in revenue, combined with reductions in overheads. The effect of these factors was only partly offset by the increase in interest expense.

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

                                 SOUTH HERTFORDSHIRE UNITED
                                   KINGDOM FUND, LTD.
                                 a Colorado limited partnership
                                 BY:  FAWNSPRING LIMITED
                                      Its General Partner



                                 BY:  /s/ Robert Drolet
                                    ---------------------------
                                      Robert Drolet
                                      Director




May 15, 1998.