Form 10-Q
period 1998-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1998-08-14
CIK 857957

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


    (Mark One)

    [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998.

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the transition period from _________ to _________

                 Commission File Number: 0-19889

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
          ---------------------------------------------
         Exact name of registrant as specified in charter

    Colorado                                     84-1145140
    -------------------------------------------------------
    State of organization             I.R.S. employer I.D.#

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
                     (A Limited Partnership)

              UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         June 30,        December 31,
                                           1998              1997
                                         --------        ------------
ASSETS:

CASH AND CASH EQUIVALENTS             $    440,484      $    434,386

PREPAID EXPENSES                              --        $     19,919
                                      ------------      ------------

CURRENT ASSETS                             440,484           454,305

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net
of  accumulated depreciation and
amortization of $30,673,921 and
$28,220,589 at June 30, 1998
and December 31, 1997, respectively   $ 77,573,556      $ 75,924,942

OTHER ASSETS                               542,263           584,096
                                      ------------      ------------

    Total assets                      $ 78,556,303      $ 76,963,343
                                      ============      ============


LIABILITIES:
  Accounts payable to affiliates
  and related parties                 $ 19,844,866      $ 18,335,570
  Accrued liabilities                      126,946           134,018
  Short term obligations under
  capital leases                           600,660           888,516
                                      ------------      ------------

    Current liabilities                 20,572,472        19,358,104
  Long term debt                        32,202,050        31,756,220
  Long  term obligations under
  capital leases                           176,861           322,498
                                      ------------      ------------

    Total liabilities                   52,951,383        51,436,822
                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES                 --                --
MINORITY INTERESTS                       8,672,217         8,588,899
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                      1,000             1,000
    Accumulated deficit                   (339,973)         (337,517)
                                      ------------      ------------

                                          (338,973)         (336,517)
                                      ------------      ------------
  Limited Partners
    Net contributed capital
    (56,935 units outstanding
    at June 30, 1998 and
    December 31, 1997
    respectively)                       48,817,997        48,817,997
  Accumulated deficit                  (33,376,028)      (33,132,920)
                                      ------------      ------------
                                        15,441,969        15,685,077
                                      ------------      ------------

Currency translation adjustment          1,829,707         1,589,062
                                      ------------      ------------

Total partners' capital                 16,932,703        16,937,622
                                      ------------      ------------

Total liabilities and partners'
capital                               $ 78,556,303      $ 76,963,343
                                      ============      ============


     The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.


             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                 For the three months             For the six months
                                        ended                           ended
                                       June 30,                        June 30,
                                 --------------------            --------------------
                                 1998            1997            1998            1997
                                 ----            ----            ----            ----

REVENUES                   $  7,519,239    $  5,594,962    $ 14,310,645    $ 11,135,392

COSTS AND EXPENSES:
  Operating                  (3,114,371)     (3,238,478)     (6,107,333)     (5,440,033)
  Selling, general
  and administrative            (47,136)       (259,658)       (106,439)       (992,236)
  Management fees and
  allocated overhead
  from the General
  Partner                    (2,403,033)     (1,363,722)     (4,293,430)     (3,021,379)
  Depreciation and
  amortization                 (973,034)     (1,505,503)     (2,363,919)     (2,971,661)

OPERATING PROFIT (LOSS)         981,665        (772,399)      1,439,524      (1,289,917)

OTHER INCOME (EXPENSE):
  Interest expense             (925,968)       (797,215)     (1,761,858)     (1,526,186)
  Interest income                   233          15,598          39,766          38,770
                           ------------    ------------    ------------    ------------

PROFIT (LOSS) BEFORE
MINORITY INTERESTS               55,930      (1,554,016)       (282,568)     (2,777,333)
  Minority interests            (45,356)        479,310          37,004         851,317
                           ------------    ------------    ------------    ------------

NET PROFIT (LOSS)          $     10,574    $ (1,074,706)   $   (245,564)   $ (1,926,016)
ALLOCATION OF NET
PROFIT (LOSS):
  General Partner          $        106    $    (10,747)   $     (2,456)   $    (19,260)
  Limited Partners         $     10,468    $ (1,063,959)   $   (243,108)   $ (1,906,756)

NET PROFIT (LOSS) PER
LIMITED PARTNERSHIP UNIT   $       0.18    $     (18.69)   $      (4.27)   $     (33.49)

WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                56,935          56,935          56,935          56,935


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        (A Limited Partnership)

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       For the six months ended
                                            June 30, ended
                                       ------------------------
                                          1998          1997
                                          ----          ----

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                            $  (245,564)   $(1,926,016)
Adjustments to reconcile net loss
to net cash generated in
operating activities:
  Minority interests                      (37,004)      (851,317)
  Depreciation and amortization         2,363,919      2,971,661
Change in operating assets and
liabilities
  Decrease in other receivables              --        1,129,059
  Decrease (increase) in prepaid
  expenses and other assets                69,604       (299,613)
  Increase in accounts payable to
  related parties                         936,294      1,430,296
  (Decrease) increase in trade
  accounts payable and accrued
  liabilities                              (7,072)       737,978
                                      -----------    -----------
     Net cash generated in
     operating activities               3,080,177      3,192,048

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Construction payments for cable
   television/telephony system         (2,632,814)    (5,648,561)

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Increase in borrowings                     --        2,619,360
  Net decrease in bank overdraft             --         (687,955)
  Principal payments under capital
  leases                                 (447,363)      (377,975)
                                      -----------    -----------

      Net cash (used in) provided
      by financing activities            (447,363)     1,553,430
                                      -----------    -----------

Effect of currency exchange rate
changes                                     6,098        (75,454)
Increase (decrease) in cash and
cash equivalents                            6,098       (978,537)
Cash and cash equivalents,
beginning of period                       434,386      2,200,982
                                      -----------    -----------

Cash and cash equivalents, end of
period                                $   440,484    $ 1,222,445
                                      -----------    -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                         $ 1,535,366    $ 1,147,084


     The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1997. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 1998 and its results of operations and cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)     INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 1998, the network consisted of approximately 570 miles of cable plant and included approximately 87,300 homes released to operations. At June 30, 1998 the South Herts System's cable television customers totalled approximately 22,700 and the South Herts System's residential telephony lines totalled approximately 28,100.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through June 30, 1998, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

   On October 22, 1996, C&W, BCI and NYNEX Corporation (now Bell Atlantic) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine: (i) Mercury Communications Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable & Wireless Communications plc ("CWC").

   C&W and Bell Atlantic presently own, directly or indirectly, approximately 53% and 19% respectively, of the issued share capital of CWC. Public shareholders hold the remaining 28%.

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

(3)     TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended June 30, 1998 and 1997 were $404,590 and $291,483 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 respectively.

   Consulting fees paid or payable by Bell Cablemedia South Herts for the six months ended June 30, 1998 and 1997 were $767,145 and $589,032 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997 respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1998 and 1997, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,998,443 and $1,072,238 respectively. During the six months ended June 30, 1998 and 1997, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $3,526,285 and $2,432,347 respectively. These increases were due to an increase in the provision of services by the General Partner in 1998 as compared to 1997.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 1998 and 1997, this interest charge was $171,296 and $114,319, respectively and for the six months ended June 30, 1998 and 1997, the interest charge was $243,997 and $217,154, respectively.


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

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the six months ended June 30, 1998 was $1.66 per United Kingdom pound sterling and the closing exchange rate at June 30, 1998 was $1.67 per United Kingdom pound sterling.

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

   The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at June 30, 1998 was (pound)19,300,000 and this amount was all drawn under Facility B.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 1998 the Partnership had current liabilities of approximately $1,100,000 most of which were payable to the General Partner.

   Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

   The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at June 30, 1998 was (pound)19,300,000 and this amount was all drawn under Facility B.


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $1,924,277 for the three months ended June 30, 1998, over the corresponding period in 1997 from $5,594,962 in 1997 to $7,519,239 in 1998. Revenues of the
Partnership increased $3,175,253 for the six months ended June 30, 1998, over the corresponding period in 1997 from $11,135,392 in 1997 to $14,310,645 in 1998. These increases were the result of increases in the South Herts System's customer base. The South Herts System served approximately 22,700 basic cable television customers and 28,100 residential telephony lines at June 30, 1998 as compared to approximately 21,300 basic cable television customers and 25,900 residential telephony lines at June 30, 1997.

   Operating expenses decreased $124,107 for the three months ended June 30, 1998 over the corresponding period in 1997 from $3,238,478 in 1997 to $3,114,371 in 1998. Operating expenses increased $667,300 for the six months ended June 30, 1998 over the corresponding period in 1997 from $5,440,033 in 1997 to $6,107,333 in 1998. These movements relate to telephony and programming costs arising from the growth in the South Herts' customer base. Also costs in the second quarter of 1997 included increased charges from the major programming supplier backdated to January 1, 1997, together with an adverse prior period adjustment for interconnection costs. The prior period costs brought to account in the three months ended June 30, 1997 amounted to approximately $475,000.

   Selling, general and administrative expenses reduced $212,522 for the three months ended June 30, 1998 over the corresponding period in 1997 from $259,658 in 1997 to $47,136 in 1998. Selling, general and administrative expenses reduced $885,797 for the six months ended June 30, 1998 over the corresponding period in 1997 from $992,236 in 1997 to $106,439 in 1998. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1998 as compared to 1997.

   Management fees and allocated overhead from the General Partner increased by $1,039,311 for the three months ended June 30, 1998 over the corresponding period in 1997, from $1,363,722 in 1997 to $2,403,033 in 1998. Management fees and allocated overhead from the General Partner increased by $1,272,051 for the six months ended June 30, 1998 over the corresponding period in 1997, from $3,021,379 in 1997 to $4,293,430 in 1998. These costs relate to additional services
provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the CWC Group.

   Depreciation and amortization expense decreased $532,469 for the three months ended June 30, 1998, over the corresponding period in 1997, from $1,505,503 in 1997 to $973,034 in 1998.
Depreciation and amortization expense decreased $607,742 for the six months ended June 30, 1998, over the corresponding period in 1997, from $2,971,661 in 1997 to $2,363,919 in 1998. These decreases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system, offset by a reduction of $320,000 to the previously estimated write down of fixed assets at 31 December 1997.

   Interest expense increased by $128,753 for the three months ended June 30, 1998 over the corresponding period in 1997, from $797,215 in 1997 to $925,968 in 1998. Interest expense increased by $235,672 for the six months ended June 30, 1998 over the corresponding period in 1997, from $1,526,186 in 1997 to $1,761,858 in 1998. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner in the three and six month periods ended June 30, 1998.

   Interest income decreased by $15,365 for the three months ended June 30, 1998, over the corresponding period in 1997, from $15,598 in 1997 to $233 in 1998. Interest income increased by $996 for the six months ended June 30, 1998, over the corresponding period in 1997, from $38,770 in 1997 to $39,766 in 1998. The decrease in interest income in the quarter ended June 30, 1998 was due to lower surplus funds available for investment in the three month period ended June 30, 1998 as compared to the corresponding period in 1997.

   Net loss decreased by $1,085,280 for the three months ended June 30, 1998, over the corresponding period in 1997, from a loss of $1,074,706 in 1997 to a profit of $10,574 in 1998. Net loss decreased by $1,680,452 for the six months ended June 30, 1998, over the corresponding period in 1997, from $1,926,016 in 1997 to $245,564 in 1998. The reductions in net loss were due to the increases in revenue, combined with reductions in depreciation. The effect of these factors was only partly offset by the increases in overheads and interest expenses.

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

                                SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                                a Colorado limited partnership
                                BY:  FAWNSPRING LIMITED
                                     Its General Partner



                                BY:  /s/ Robert Drolet
                                   ------------------------
                                     Robert Drolet
                                     Director


August 13, 1998.