Form 10-Q
period 1998-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1998-11-12
CIK 857957

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.
                                   --------------------

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


Caxton Way, Watford Business Park, Watford, Hertfordshire WD1 8XH
-----------------------------------------------------------------
              Address of principal executive office


                        011 44 1923 258000
                        ------------------
                  Registrant's telephone number


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
                     (A Limited Partnership)

              UNAUDITED CONSOLIDATED BALANCE SHEETS


                                       September 30,   December 31,
                                           1998            1997
                                       ------------    ------------
ASSETS:

CASH AND CASH EQUIVALENTS              $    361,461    $    434,386

PREPAID EXPENSES                               --      $     19,919
                                       ------------    ------------

CURRENT ASSETS                              361,461         454,305

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES,
 net of  accumulated depreciation
 and amortization of $32,177,285 and
 $28,220,589 at September 30, 1998
 and December 31, 1997, respectively     79,564,969      75,924,942

OTHER ASSETS                                526,070         584,096
                                       ------------    ------------

        Total assets                   $ 80,452,500    $ 76,963,343
                                       ------------    ------------


LIABILITIES:
  Accounts payable to affiliates
   and related parties                 $ 21,046,161    $ 18,335,570
  Accrued liabilities                       127,518         134,018
  Short term obligations under
   capital leases                           458,190         888,516
                                       ------------    ------------

     Current liabilities                 21,631,869      19,358,104
  Long term debt                         32,752,100      31,756,220
  Long  term obligations under
   capital leases                           103,517         322,498
                                       ------------    ------------

     Total liabilities                   54,487,486      51,436,822
                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                  --              --
MINORITY INTERESTS                        8,822,046       8,588,899
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                       1,000           1,000
    Accumulated deficit                    (340,832)       (337,517)
                                       ------------    ------------

                                           (339,832)       (336,517)
                                       ------------    ------------
  Limited Partners
    Net contributed capital (56,935
     units outstanding at September
     30, 1998 and December 31, 1997
     respectively)                       48,817,997      48,817,997
  Accumulated deficit                   (33,461,134)    (33,132,920)
                                       ------------    ------------
                                         15,356,863      15,685,077
                                       ------------    ------------

Currency translation adjustment           2,125,937       1,589,062
                                       ------------    ------------

Total partners' capital                  17,142,968      16,937,622
                                       ------------    ------------

Total liabilities and partners'
 capital                               $ 80,452,500    $ 76,963,343
                                       ------------    ------------



  The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.


                             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                                       (A Limited Partnership)

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the three months ended      For the nine months ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------

REVENUES                                $  6,928,913    $  6,176,665    $ 21,239,558    $ 17,312,057

COSTS AND EXPENSES:
  Operating                               (2,910,256)     (2,944,990)     (9,017,589)     (8,385,023)
  Selling, general and administrative        (54,720)       (706,538)       (161,159)     (1,698,774)
  Management fees and allocated
   overhead from the General Partner      (1,944,738)     (1,544,831)     (6,238,168)     (4,566,210)
  Depreciation and amortization             (953,114)     (1,555,052)     (3,317,033)     (4,526,713)
                                        ------------    ------------    ------------    ------------

OPERATING PROFIT (LOSS)                    1,066,085        (574,746)      2,505,609      (1,864,663)

OTHER INCOME (EXPENSE):
  Interest expense                        (1,150,337)       (972,779)     (2,912,132)     (2,498,965)
  Interest income                               --            13,926          39,703          52,696
                                        ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY                         (84,252)     (1,533,599)       (366,820)     (4,310,932)
INTERESTS
  Minority interests                          (1,713)        481,158          35,291       1,332,475
                                        ------------    ------------    ------------    ------------

NET LOSS                                $    (85,965)   $ (1,052,441)   $   (331,529)   $ (2,978,457)
ALLOCATION OF NET LOSS:
  General Partner                       $       (860)   $    (10,525)   $     (3,315)   $    (29,785)
  Limited Partners                      $    (85,105)   $ (1,041,916)   $   (328,214)   $ (2,948,672)

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                       $      (1.49)   $     (18.30)   $      (5.76)   $     (51.79)

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            56,935          56,935          56,935          56,935



  The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.



          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                     (A Limited Partnership)

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        For the nine months ended
                                              September 30,
                                        --------------------------
                                           1998           1997
                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (331,529)   $(2,978,457)

Adjustments to reconcile net loss to
 net cash generated in operating
 activities:

  Minority interests                        (35,291)    (1,332,475)
  Depreciation and amortization           3,317,033      4,526,713

Change in operating assets and
 liabilities
  Decrease in other receivables                --          432,559
  Decrease (increase) in prepaid
   expenses and other assets                 94,341       (340,443)
  Increase  in accounts payable to
   related parties                        1,794,156      5,024,698
  (Decrease) increase in trade
   accounts payable and accrued
   liabilities                               (6,500)     1,354,056
                                        -----------    -----------
    Net cash generated in operating
     activities                           4,832,210      6,686,651

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable
   television/telephony system           (4,246,588)    (8,783,660)
                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings                       --        2,617,120
  Net decrease in bank overdraft               --         (687,367)
  Principal payments under capital
   leases                                  (669,992)      (377,652)
                                        -----------    -----------

    Net cash (used in) provided by
     financing activities                  (669,992)     1,552,101
                                        -----------    -----------

Effect of currency exchange rate
 changes                                     11,445       (116,578)
Decrease in cash and cash equivalents       (72,925)      (661,486)
Cash and cash equivalents, beginning
 of period                                  434,386      2,200,982
                                        -----------    -----------

Cash and cash equivalents, end of
 period                                 $   361,461    $ 1,539,496
                                        -----------    -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                           $ 2,380,647    $ 2,531,143



  The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

             SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                        (A Limited Partnership)

                NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

   The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1997. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 1998 and its results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Bell Cablemedia (South Hertfordshire) Limited ("Bell Cablemedia South Herts"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY

   Bell Cablemedia South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 1998, the network consisted of approximately 570 miles of cable plant and included approximately 87,300 homes released to operations. At September 30, 1998 the South Herts System's cable television customers totalled approximately 22,600 and the South Herts System's residential telephony lines totalled approximately 29,500.

   On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired the beneficial ownership of 100 percent of the shares of Bell Cablemedia South Herts (formerly Jones Cable Group of South Hertfordshire Limited). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring beneficial ownership of the South Herts System. Through September 30, 1998, the total amount invested by the Partnership to fund the South Herts System's construction and development was approximately $48,800,000.

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

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

   The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the three months ended September 30, 1998 and 1997 were $402,958 and $363,655 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 respectively.

   Consulting fees paid or payable by Bell Cablemedia South Herts for the nine months ended September 30, 1998 and 1997 were $1,170,103 and $952,687 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 respectively.

   The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts system and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1998 and 1997, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,541,780 and $1,181,176 respectively. During the nine months ended September 30, 1998 and 1997, reimbursements made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $5,068,065 and $3,613,523 respectively. These increases were due to an increase in the provision of services by the General Partner in 1998 as compared to 1997.

   The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 1998 and 1997, this interest charge was $280,371 and $129,685, respectively and for the nine months ended September 30, 1998 and 1997, the interest charge was $524,368 and $346,839, respectively.


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

   Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per United Kingdom pound sterling. The average exchange rate used in the preparation of this report for the nine months ended September 30, 1998 was $1.65 per United Kingdom pound sterling and the closing exchange rate at September 30, 1998 was $1.70 per United Kingdom pound sterling.

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

   The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at September 30, 1998 was (pound)19,300,000 and this amount was all drawn under Facility B.

          SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                     (A Limited Partnership)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 1998 the Partnership had current liabilities of approximately $1,200,000 most of which were payable to the General Partner.

   Bell Cablemedia South Herts. On April 18, 1995 Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

   The General Partner believes that the South Herts Credit
Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at September 30, 1998 was (pound)19,300,000 and this amount was all drawn under Facility B.


YEAR 2000 ISSUE

   The "Year 2000 Issue" consists of Computer programs and embedded technology in equipment defining years using the last two digits rather than all four digits of the applicable year and could result in the complete or partial failure of computer applications and equipment with embedded technology by or at the year 2000. In conjunction with Cable & Wireless Communications plc, Bell Cablemedia South Herts has established a year 2000 compliance plan and timetable. This includes a comprehensive review to identify systems and equipment (both Bell Cablemedia South Herts' and that of third party vendors) that could be affected by the Year 2000 issue. Cable & Wireless Communications plc is well advanced in its program. Given the many legacy systems acquired through the merger, the scope and costs of the program are inevitably significant. Total awareness of the scale of work required to become Millennium compliant has been based on a comprehensive audit of all the IT and network systems. The program has detailed milestones for every activity and adequate time has been allowed for extensive testing to ensure compliance. The company believes it is well placed to ensure continuity of its systems after January 1, 2000. Bell Cablemedia South Herts' operations are highly dependent upon equipment with embedded computer technology (network, switches etc.), the widespread failure of which would have a material adverse impact on its results of operations. In conjunction with Cable & Wireless Communications plc, Bell Cablemedia South Herts will continually review its progress against its year 2000 plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Year 2000 issues. Accounting rules require Year 2000 compliance costs to be expensed as incurred. Bell Cablemedia South Herts' costs of Year 2000 compliance are included within those for the Cable & Wireless Communications Group and an analysis of those costs by has not been performed. Bell Cablemedia South Herts will contribute its fair share of such costs.


RESULTS OF OPERATIONS

   Revenues of the Partnership increased $752,248 for the three months ended September 30, 1998, over the corresponding period in 1997 from $6,176,665 in 1997 to $6,928,913 in 1998. Revenues of the Partnership increased

$3,927,501 for the nine months ended September 30, 1998, over the corresponding period in 1997 from $17,312,057 in 1997 to $21,239,558 in 1998. These increases were the result of increases in the South Herts System's customer base. The South Herts System served approximately 22,600 basic cable television customers and 29,500 residential telephony lines at September 30, 1998 as compared to approximately 21,700 basic cable television customers and 26,750 residential telephony lines at September 30, 1997.

   Operating expenses decreased $34,734 for the three months ended September 30, 1998 over the corresponding period in 1997 from $2,944,990 in 1997 to $2,910,256 in 1998. Operating expenses increased $632,566 for the nine months ended September 30, 1998 over the corresponding period in 1997 from $8,385,023 in 1997 to $9,017,589 in 1998.

   Selling, general and administrative expenses reduced $651,818 for the three months ended September 30, 1998 over the corresponding period in 1997 from $706,538 in 1997 to $54,720 in 1998. Selling, general and administrative expenses reduced $1,537,615 for the nine months ended September 30, 1998 over the corresponding period in 1997 from $1,698,774 in 1997 to $161,159 in 1998. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1998 as compared to 1997.

   Management fees and allocated overhead from the General Partner increased by $399,907 for the three months ended September 30, 1998 over the corresponding period in 1997, from $1,544,831 in 1997 to $1,944,738 in 1998. Management fees and allocated overhead from the General Partner increased by $1,671,958 for the nine months ended September 30, 1998 over the corresponding period in 1997, from $4,566,210 in 1997 to $6,238,168 in 1998. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the CWC Group.

   Depreciation and amortization expense decreased $601,938 for the three months ended September 30, 1998, over the corresponding period in 1997, from $1,555,052 in 1997 to $953,114 in 1998.
Depreciation and amortization expense decreased $1,209,680 for the nine months ended September 30, 1998, over the corresponding period in 1997, from $4,526,713 in 1997 to $3,317,033 in 1998.
These decreases were due to increases in the Partnership's depreciable asset base resulting from the buildout of the South Herts system, offset by a reduction of $320,000 to the previously estimated write down of fixed assets at 31 December 1997.

   Interest expense increased by $177,558 for the three months ended September 30, 1998 over the corresponding period in 1997, from $972,779 in 1997 to $1,150,337 in 1998. Interest expense increased by $413,167 for the nine months ended September 30, 1998 over the corresponding period in 1997, from $2,498,965 in 1997 to $2,912,132 in 1998. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner.

   Interest income decreased by $13,926 for the three months ended September 30, 1998, over the corresponding period in 1997, from $13,926 in 1997 to $nil in 1998. Interest income decreased by $12,993 for the nine months ended September 30, 1998, over the corresponding period in 1997, from $52,696 in 1997 to $39,703 in 1998. The decrease in interest income in the quarter ended September 30, 1998 was due to lower surplus funds available for investment in the three month period ended September 30, 1998 as compared to the corresponding period in 1997.

   Net loss decreased by $966,476 for the three months ended September 30, 1998, over the corresponding period in 1997, from a loss of $1,052,441 in 1997 to a loss of $85,965 in 1998. Net loss decreased by $2,646,928 for the nine months ended September 30, 1998, over the corresponding period in 1997, from $2,978,457 in 1997 to $331,529 in 1998. The reductions in net loss were due to the increases in revenue, combined with reductions in depreciation. The effect of these factors was only partly offset by the increases in overheads and interest expense.

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

                                SOUTH HERTFORDSHIRE UNITED
                                  KINGDOM FUND, LTD.
                                a Colorado limited partnership
                                BY:  FAWNSPRING LIMITED
                                     Its General Partner



                                BY:  /s/ Robert Drolet
                                   ---------------------
                                     Robert Drolet
                                     Director


November 12, 1998.