Form 10-K
period 1998-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1999-03-31
CIK 857957

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________________ to __________________

Commission file number: 0-19889

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado       South Hertfordshire United Kingdom Fund, Ltd.    #84-1145140
--------------------------------------------------------------------------------
(State of Organization)                        (IRS Employer Identification No.)

Caxton Way, Watford, WD1 8XH, England                  011-44-1923-435000
--------------------------------------------------------------------------------
(Address of principal executive                (Registrant's telephone no.
     office and Zip Code)                         including area code)

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

          Yes  x                             No _____

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

TABLE OF CONTENTS
                                                                            Page
PART I
ITEM 1.       DESCRIPTION OF BUSINESS                                          3
ITEM 2.       DESCRIPTION OF PROPERTIES                                       23
ITEM 3.       LEGAL PROCEEDINGS                                               23
ITEM 4.       CONTROL OF REGISTRANT                                           23
PART II
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                                 23
ITEM 6.       SELECTED FINANCIAL DATA                                         24
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             25
ITEM 7a       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      28
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     29
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                          41
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              41
ITEM 11.      EXECUTIVE COMPENSATION                                          41
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                  41
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  42
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                     42
              REPORTS ON FORM 8-K

Signatures                                                                    43

Exhibit Index                                                                 44

                                     PART I

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

History

     The Partnership was formed upon the receipt of subscriptions for Interests totalling the minimum offering of $10,000,000. The general partner of the Partnership was initially Jones Global Funds, Inc., a Colorado corporation ("Jones Global Funds"). As of August 15, 1992, when the initial offering by the Partnership terminated, the Partnership had raised $16,548,000 in gross offering proceeds from the sale of 16,548 Interests, or $14,272,650 net of sales commissions and other organizational and offering costs. On September 14, 1992, the Partnership commenced a second offering of Interests. As of April 1994, when the second offering terminated, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its second public offerings.

     On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Bell Cablemedia (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Bell Cablemedia South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Bell Cablemedia South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London (the "South Herts System"). The acquisition by the Partnership of all of the shares of Bell Cablemedia South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Bell Cablemedia South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Bell Cablemedia South Herts, cost reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation. Through December 31, 1998, the total amount reimbursed to fund the South Herts System's construction and development totalled approximately $ 48,800,000.

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

     On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Bell Cablemedia South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Bell Cablemedia South Herts, to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depository Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI Telecom Holding Inc (formerly Bell Canada International Inc.) ("BCITH") and 20 percent by Cable and Wireless plc ("C&W").

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

     On October 22, 1996, C&W, BCITH and Bell Atlantic (at that time, NYNEX) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine:
(i) Mercury Communications Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable and Wireless Communications plc ("C&W Comms"). On completion of this combination, C&W Comms became the largest provider of integrated telecommunications and television entertainment services in the United Kingdom.

     C&W and Bell Atlantic presently own, directly or indirectly, approximately
52.6 per cent and 18.5 per cent respectively of the issued share capital of C&W Comms. Public shareholders hold the remaining 28.9 per cent.

     C&W Comms' digital telecommunication network supports a broad range of voice and data telecommunication services that can be provided to almost any business establishment in the United Kingdom. Upon completion of the construction of its broadband cable and local telecommunication networks C&W Comms will offer a broad range of voice and data telecommunication services plus multichannel television and other broadband services to approximately six million potential residential homes, representing approximately 25 per cent. of all homes in the United Kingdom (including 59 per cent. of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.

     Bell Cablemedia South Herts is one of 47 franchise areas which C&W Comms manages and controls from its headquarters in the South Hertfordshire franchise. Management control is exercised by Fawnspring Limited, a UK corporation, which is the general partner of the Partnership (the "General Partner"), although it is delegated to other affiliated companies of C&W Comms as the General Partner believes that returns are maximised by management as an integral part of a larger group to reap the benefits of synergy. C&W Comms Services performs all billing and collection functions and other C&W Comms group companies procure all services on behalf of Bell Cablemedia South Herts. C&W Comms arrange all necessary funding on behalf of Bell Cablemedia South Herts. Bell Cablemedia South Herts is an integral part of C&W Comms strategy for developing activities in the UK.

The South Herts System

     Franchise Area

     The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which 87,304 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

     The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

     Operations

     Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 1998, approximately 87,304 homes, or 93% percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At December 31, 1998, Bell Cablemedia South Herts serviced approximately 23,067 basic cable television customers and 30,019 residential telephony lines.

     Products and Services

     Three main types of service are offered by Bell Cablemedia South Herts: cable television (mainly to the home but also to businesses), residential telephony services and telecommunications services for business customers.

     Cable Television Services. Bell Cablemedia South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming and premium packages, which are based on films, sporting events, Asian programming and adult programming. Pay-per-view ("PPV") facilities are also available, providing a way for customers to buy television programming, including high profile movies, sports and music events. Bell Cablemedia South Herts intends to use its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than having to place an order over the telephone, which direct-to-home ("DTH") television subscribers must do.

     Residential Telephony Services. Bell Cablemedia South Herts offers local and long distance and international telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls, itemized billing, call waiting, call divert, call screening and speed dialling.

     Business Telecommunications Services. Bell Cablemedia South Herts offers businesses a range of services alongside basic telephony, including fax, private circuits and virtual private networks. A Centrex service, which offers customers the facilities they would expect from a private switchboard without the need to buy or maintain their own switching equipment, has been introduced.

     Future Services

     Opportunities for interactive and integrated services, which may be offered by Bell Cablemedia South Herts in the future, include the following:

     Digital television. Digital television is a technology that allows customers to have access to a much higher channel capacity. The increased capacity can be used for more broadcast channels, as well as for PPV, near video-on-demand, broadband Internet access, games, home shopping/banking and a wide range of other interactive services. The primary aim of digital television will be to give more choice to the customer. Bell Cablemedia South Herts is currently planning the introduction of digital television services as part of the roll-out of such services by C&W Comms starting in late Spring 1999.

     Near video-on-demand ("NVOD"). NVOD technology allows individual subscribers to select, on a PPV basis, from a range of channels showing film, event and sports programming available at staggered start times. NVOD is distinguished from PPV by the relatively large numbers of channels used to transmit the movies and events shown. This means that a customer will never have to wait long for the beginning of a chosen movie. Such a service provides the subscriber with a wide choice of programming options and flexibility in term of viewing times.

     Video-on-demand ("VOD"). VOD is an improvement of NVOD service which allows the viewer a much greater choice of programming selected from the service provider's inventory for viewing at a specific time of the viewer's choice (ie not at a time predetermined by the broadcaster). As with NVOD, the programming selected would be transmitted over the network and is likely to be delivered to a converter box in the customer's home in viewable form only to the particular customer requesting the program, on a PPV basis. The provision of true VOD in the UK is still likely to be several years away, owing to the current cost of the video servers and the switching equipment needed. However, the upgrade to digital technology will provide a suitable platform for VOD.

     Internet and other on-line information services. With the growth in the home PC market fuelling the rapid growth in demand for Internet access and other on-line information services, Bell Cablemedia South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated "return path" network to offer full interactivity. Internet access will be available via customers' television sets from Autumn 1999. PC access via cable modem will be available later.

Strategy and Near-Term Initiatives

     The South Herts franchise is managed as an integral part of C&W Comms. C&W Comms' strategy is to create significant shareholder value by building upon its position as a major competitive provider of integrated telecommunication and television services in the United Kingdom to achieve sustainable growth in revenues and earnings. The key elements of the Company's near-term initiative include:

     Continue to Realize Revenue Synergies and Cost Savings - Optimum Resource Review

     During the fiscal year 1998, C&W Comms has continued its drive to realize cost savings and revenue-enhancing synergies arising out of its formation. This objective was reflected in the appointment early in 1998 of Coopers & Lybrand Management Consultants to advise on an Optimum Resources Review process designed to target and implement further cost saving measures. This review has led to the identification of further areas of operating inefficiency and duplication within the Company, resulting in an ongoing program to reduce employee headcount by approximately 2,000. In addition, a reduction in overhead expenditure of approximately (pound)11 million per annum was identified as achievable through a property rationalisation strategy.

     Revenue savings continue to be derived from the cross-selling of products and services between Mercury and the Cable Companies and, where possible, migrating Mercury's indirect customers to direct connection. Interconnection charges for telecommunication services are also falling, resulting in direct cost savings.

     Improve Programming and Video Services

     Program supply contracts with owners of television channels carried on C&W Comms' network are being renegotiated to allow C&W Comms to deliver more consumer-friendly cable television packages. A formal review of existing television channels is underway to ensure C&W Comms continues to carry the best available programs. The process of aligning the channels carried in the former BCM, Videotron and NYNEX Cable Comms systems will continue. Work is underway to source additional television channels for the launch of a digital television service. Cable transmission facilities for digital television are currently being constructed and a commercial service offering of over 200 digital satellite channels is planned. In November 1997, C&W Comms entered into an agreement with BSkyB covering the provision of programming for digital and analog pay-per-view ("PPV") and co-operation on the launch and marketing of digital television services. In addition, in June 1998, C&W Comms acquired a majority stake in Two-Way TV, a company specializing in the provision of interactive digital television services.

     Offer Integrated Service Packages

     C&W Comms offers packaged services to encourage single service customers to take multiple services. Such packages are generally offered at a discount to the single service price. The combined telephony and cable television services currently available to residential customers were introduced on September 1 1997.

     Standardize Information Systems and Billing

     C&W Comms has undertaken a complete review of its information systems strategy to ensure that this reflects and supports the new goals and objectives of C&W Comms and fits the strategy for efficiency being led by C&W. This resulted in the outsourcing of commercial IT to IBM and, in September 1998, the transfer of all directly connected customers onto a new customer service and billing system, the Integrated Customer Management System (ICMS).

     Maintain Successful National Marketing and Branding

     A marketing campaign, launched publicly on September 15, 1997, was developed with an additional marketing budget of approximately (pound)35 million for the period to March 31, 1998. This new campaign, using the theme "Cable & Wireless - What can we do for you?" sought to raise awareness of both the Cable & Wireless brand name and the range of services available through a wide variety of media, including television, national newspaper advertisements and posters. The results captured to date show that all performance targets for the brand campaign have been met or exceeded and it is widely acknowledged to be a highly successful introduction of the new brand. C&W Comms believes that this will create a more favourable environment for the acquisition and retention of customers.

     Deliver Excellent Customer Service

     The establishment of world class customer service is key to the development and growth of C&W Comms. C&W Comms has established performance measures and step targets for all processes and monitors progress on a routine basis. Significant improvements have already been made, particularly in access to customer services and meeting appointments for consumer field installations. Additional initiatives are being put in place to improve the entire installation and fault repair systems.

     The achievements of improving customer satisfaction and reducing unit costs underpin the Customer Operations strategies. While process improvements continue in the short term, and two key projects - the integration of the Cable Companies subscriber management systems onto a single platform and the consolidation of call centres - were completed in September 1998 and will deliver greatly improved customer interface alongside economies of scale.

     C&W Comms is also committing significant investments to upgrade its core. This will enable us to support future data/Internet/digital/video traffic at a reduced unit cost over time and will increase network capacity by more than 1,000-fold over the next three years. The programme will update our network from PDH technology to the more operationally resilient and efficient SDH technology and upgrade our voice switches and Frame Relay network.

Pricing

     All prices set out in this section include Value Added Tax.

     Cable Television. Bell Cablemedia South Herts currently charges customers on the basic Access cable television package (pound)9.99 per month. Charges for dual packages including premium channels are up to (pound)40.99. C&W Comm's cable television services include the supply and installation of one addressable converter box which provides service to one television set. There is a monthly charge of approximately (pound)4.00 per additional channel selector box. Bell Cablemedia South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well as for those who choose to pay by direct debit.

     As a result of the regulation of BT's prices and increased competition, telephony prices in the UK telecommunications market have declined significantly over the past few years. Price remains an important factor in the residential, small office and home business segments, although in its other business segments, C&W Comms' pricing strategy is to sell predominantly on value rather than on price alone. C&W Comms' tariffs for both domestic and international telephone calls are set on the basis of per second rate, which varies according to the destination and time of call. Except for a minimum fixed charge, C&W Comms charges customers only for the actual time elapsed during a call. Leased circuit services are charged at a fixed rate regardless of usage.

     Dual Product Packages. C&W Comms offers within its C&W Comms franchises dual product cable television and telephony packages ("Dual Product Packages"). These Dual Product Packages provide customers within these areas with a range of cable television packages integrated with its telephony services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include both a range of basic television packages together with the option to add certain "Premium" channels (including sports and movie channels) and provide the customer with the additional benefit of dealing with just one communications company. Subscriptions are taken by both existing and new customers of C&W Comms with the main interest being the entry level package, a mid-range package and a big basic package. Based on past experience, C&W Comms believes that customers with both cable television and telecommunications services are less likely to terminate service than those with only cable television service. The Unity Packages are designed to provide the consumer with greater choice and flexibility. They are also intended to increase the rate of uptake of dual packaged services in addition to stimulating higher penetration levels.

     Bell Cablemedia South Herts' Network

     Construction of Bell Cablemedia South Herts' cable television/telephony network is substantially complete with approximately 93% of homes in the South Hertfordshire franchise area passed at December 31, 1998.

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

     The cable television system has the capacity to carry over 50 channels of television plus radio, teletext, telecommunications and other related services. This capacity could be increased four to eight times by the addition of digital compression techniques. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications. Television and radio programs for cable television services are sourced from off-air antennas, by satellite earth stations, and from videotape and are then distributed from a single site (the "headend") to distribution nodes over networks of fiber optic cable and from these nodes to customers over coaxial cables. Generally, all cable television signals are delivered to all customers with the customer selecting which program signal to use (as opposed to sending a signal to a particular customer). However evolving technologies such as VOD are blurring this distinction.

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

     Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including "construction costs" (including trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment), "customer costs" (including converters, customer electronics and installation of cable from the network to the customer's home), and "other costs" (such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor). Total capital expenditure by Bell Cablemedia South Herts on its cable television/telephony systems up to December 31, 1998 was approximately (pound)66.2 million ($109.8 million based on a December 31, 1998 exchange rate of (pound)1=$1.66).

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

     Domestic Interconnect. Tariffs for national calls are influenced by interconnect charges payable to BT, the dominant operator in the UK telecommunications market. BT's interconnect rates are regulated by OFTEL. BT's interconnect charges are, at present, controlled through a price control mechanism linked to the UK Retail Price Index. The interconnect rate entitles an operator to compensation for (i) terminating in its network a call that has originated in another network, (ii) providing its customers with access to those services of another network operator which are invoiced by such other network operator, and (iii) transit of traffic between two networks. Interconnection with other licensed operators is an important component of C&W Comms' network, since the majority of the traffic handled by C&W Comms originates from or terminates on BT's or on other licensed operators' networks. C&W Comms operates under interconnection agreements with BT and a number of other licensed operators, including cellular, PCN, ISR and cable operators.

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

     C&W Comms enters into operating agreements with overseas carriers to provide for interconnection between its network and the domestic network of overseas carriers. C&W Comms continues to seek additional operating agreements with telecommunication administrations in other countries as C&W Comms believes it is economically justified in order to increase the percentage of outgoing international calls from the United Kingdom that can be carried on C&W Comms' network. There can be no assurance as to whether or when C&W Comms will enter into any additional operating agreements or that existing operating agreements will be renewed in similar terms. Where C&W Comms does not have an operating agreement for direct connection with, or the agreement has not yet been implemented by, the overseas telecommunication administration to which a call is directed, agreements are sought whereby calls can be routed through an intermediate switching centre, paying the intermediary an agreed rate determined in accordance with regulatory obligations.

     Relationships with overseas international carriers are becoming increasingly commercial. The International and Partner Services division of C&W Comms is active in managing this transition profitably. This includes developing relationships with the new operators which are emerging in many countries to challenge the former monopoly operators. It also involves, where appropriate and where costs can be reduced, exploiting liberalization by routing certain international traffic outside correspondent relationships.

Competition

     Cable Television

     Overview. It has been the UK Independent Television Commission's (the "ITC's") policy not to grant more than one cable television license in any franchise area. Accordingly, Bell Cablemedia South Herts is the exclusive provider of cable television services in its licensed franchise area. However on 23 April 1998 the Department of Trade and Industry announced its intention to end this policy of exclusivity from 1 January 2001 for all cable operator franchise licensees. In addition, Bell Cablemedia South Herts' cable television system competes with direct reception of terrestrial broadcast television signals and with other methods of delivering television signals to the home for a fee, such as DTH satellite services.

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

     BSkyB. The most significant competitor in the multichannel television market in the South Herts franchise area is BSkyB which offers DTH satellite television services and therefore does not require a cable television network. A DTH satellite customer must either purchase or rent a satellite dish and a receiver/decoder (a set top box) and pay subscriber fees to BSkyB for a card which, inserted in the decoder, decodes the satellite signal. Although BSkyB's DTH satellite service currently presents substantial competition to Bell Cablemedia South Herts' cable television service, the General Partner believes that cable television has a number of competitive advantages over DTH satellite systems and that cable will become the preferred medium for multichannel programming distribution. First, for a subscriber with more than one television, cable television is significantly more economical in providing service to the additional sets than DTH satellite. Second, greater channel capacity and faster interactive services can be offered by cable digital television in comparison to digital satellite services. Third, C&W Comms has already introduced competitively priced product packages, combining telephone line maintenance and usage and cable television services, together with free upgrade to digital television upon availability. Fourth, installation of satellite dishes may require planning permission from local authorities and, because they must be installed with a line of site orientation toward the transmitting satellite, aesthetic objections to installation may be voiced, particularly in urban areas. Fifth, DTH satellite subscribers who purchase, as opposed to rent their satellite dishes must arrange and pay for any maintenance or servicing required for the dishes. Sixth, the General Partner believes that, without substantial improvements in existing technology, BSkyB will not be able to offer integrated telephone services over its satellite network.

     The General Partner, however, expects BSkyB to provide substantial competition for the foreseeable future and no assurance can be given that it will not become an even stronger competitor, especially following the launch of BSkyB's digital satellite offerings in October. A significant factor in BSkyB's favor is its role as sole source supplier of many of the South Herts System's popular cable television programs. BSkyB has given undertakings to the OFT in respect of its terms of supply of programming to cable companies. However, if in the future, BSkyB chooses to restrict the programming it makes available to Bell Cablemedia South Herts or offers such programming to Bell Cablemedia South Herts at prices relatively higher than those it currently charges, then Bell Cablemedia South Herts' cable television business could be at a significant competitive disadvantage. C&W Comms has entered into an agreement with BSkyB covering, amongst other things, the terms of supply by BSkyB of programming for digital and analog PPV and co-operation on the launch and marketing of digital television services. BSkyB's position may be further strengthened in view of its potential ability to control the conditional access technology which is required to gain access to digital television services. Other than the considerations noted above, DTH satellite is currently more readily available than cable television as BSkyB is competing with generally incomplete television networks and can also provide services in, for example, rural areas more readily. C&W Comms believes that if the costs of purchasing DTH equipment together with the associated maintenance costs are taken into account, then cable television is generally cheaper than the equivalent DTH satellite service.

     Digital Television. Digital television is expected to provide a wide range of additional services to customers. Its impact is likely to be significant as many more digital channels will be able to be transmitted in a frequency range that previously could carry only one analog channel. This combining of channels in the same frequency range is known as multiplexing. Because affordable digital television sets are not yet readily available, it is likely that digital television will initially be received through a set top box containing a processor that can decode and decompress scrambled signals and convert them to analog form.

     Digital Terrestrial Television The 1996 Broadcasting Act laid down the regulatory framework for Digital Terrestrial Television ("DTT) in the UK. The long term goal of DTT is to replace analogue terrestrial broadcasting with digital broadcasting within 15 years. Under the Broadcasting Act, it was intended that the 6 available multiplexes would be given to the existing terrestrial broadcasters (BBC, ITV, Channels 4&5, S4C and Teletext Ltd) and to other applicants.

     In December 1997, the ITC awarded the 12 year franchise for operating 3 of the 6 multiplexes to British Digital Broadcasting, now known as ONdigital. ONdigital is a consortium owned by Granada and Carlton, two of the largest regional ITV broadcasters. A further licence was awarded to SDN Limited ("SDN") on 26 May 1998, a consortium made up of NTL, S4C and United News and Media.

     ONdigital's DTT service was launched 15 November 1998, offering customers with DTT receivers 30 new television channels. Eight of the channels are available to customers free of charge once they buy a receiver. Additional channels are available on subscription. ONdigital are subsidizing the cost of set top boxes to (pound)199. The DTT services are likely to be significant competition for cable. ONdigital and SDN are likely to be targeting the same potential customers as C&W Comms.

     The General Partner believes that, to the extent that DTT creates more programming content, it may be a benefit to the multichannel television industry as a whole. However no assurance can be taken that DTT will not become the preferred multichannel television technology of the future.

     PTO's. HM Government reviewed the broadcast restrictions on BT and the other PTOs during 1998. As a result, BT (and all other national PTOs) will be allowed entry to the nation-wide entertainment market from January 2001, while currently unfranchized areas will be let on a non-exclusive basis with national PTOs being able to provide services in these areas. Since March 1994, BT and other national PTOs have ceased to be prohibited from bidding for these franchise licences despite the restrictions on their ability to provide nation-wide broadcast entertainment services. As a result, however, of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunication network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, C&W Comms believes that, unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by Bell Cablemedia South Herts without substantial investment. Furthermore, BT has publicly indicated that it has no plans currently to provide broadcast entertainment services on a nation-wide basis.

     On September 29, 1993, the ITC issued a statement in which it took the position (shared by OFTEL and the Department of Trade and Industry (the "DTI")) that BT and other national PTOs were permitted to provide VOD services under their existing national PTO licenses. Bell Cablemedia South Herts similarly is not prevented from providing VOD services. In order to offer VOD services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and to install video distribution facilities. BT conducted a trial of a VOD system in the towns of Ipswich and Colchester (which are not within Bell Cablemedia South Herts' franchise area) in collaboration with BSkyB and has undertaken trials in Westminster but has not yet offered the service in other areas. The General Partner is unable to assess fully the technical feasibility or timing of BT or any other provider offering VOD services. No assurance can be given that VOD will not provide substantial competition to Bell Cablemedia South Herts in the future

     Other Competitors to Cable Television. In addition to the then existing UK terrestrial channels (BBC1, BBC2, ITV and Channel 4), a new terrestrial television channel, Channel 5, began broadcasting in March 1997. C&W Comms does not expect that the introduction of Channel 5 will have a significant impact on its business because, it believes, the introduction only made terrestrial television marginally more attractive to viewers. Channel 5 has only been allocated a limited range of frequencies to broadcast its service and is only available to approximately 76 per cent of the UK population through terrestrial distribution. For some homes, therefore Channel 5 will only be available by subscribing to cable television or DTH satellite. C&W Comms intends to monitor closely all relevant technological developments and, where possible, to position itself to remain competitive.

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

     The Duopoly Review was completed in March 1991, and represented, with consequent changes in policy and to the licenses of telecommunications operators, a fundamental turning point in the telecommunications industry in the UK. The major policy change was that anyone could come forward and apply to the UK Government to run new telecommunications networks over fixed links. The general presumption, subject to financial and technical competence, would be that such licenses should be granted unless there were specific reasons to the contrary. Cable television/telephony operators were permitted to provide telephony services in their own right, instead of as agents of BT or Mercury as previously required, and had the right to switch their telephony customers' calls. These changes significantly improved the terms on which cable operators had been able to require PTOs to interconnect with them. As at 31 March 1998, over 200 companies were licensed by the DTI to compete in the telecommunications market, operating in various areas and providing a variety of services. Of these, over 140 were granted to cable companies (including Bell Cablemedia South Herts) which are licensed to install and operate telecommunications systems in specified franchise areas and to provide a full range of telecommunication and broadcasting services (other than mobile services) within their licensed areas. The ITC's historic policy was to grant only a single licence for the provision of cable television services to dwelling houses in each geographical franchise with the result that cable companies currently have exclusive rights to provide such services in their franchise areas. HM Government confirmed in April 1998, however, that while this policy will continue until January 2001 in existing franchise areas, after that date national PTOs will be able to apply to serve those areas. BT has indicated publicly that it has no plans currently to provide entertainment services on a national basis. No such exclusivity exists in relation to telephone services or in relation to delivery of pay television services by other means such as DTH satellite.

     Residential Telephony. Bell Cablemedia South Herts' principal competitor in the UK residential market is BT, which is expected to continue to hold over 80% of the estimated national market in 1999. Competition is also provided by other PTOs, including cellular telephone operators described below.

     BT has a fully built national telephone network and has extensive experience in the marketing and operation of telecommunications services in the UK. In BT's latest fiscal year ended March 31, 1998 revenues exceeded (pound)15.6 billion. However, BT's ability to respond to price competition from local cable/telephony operators is restricted by its license obligations to average its pricing geographically. BT is not permitted to show undue preference to or unduly discriminate against different classes of customers and is required to offer uniform rates nationally, although BT does offer certain discount schemes that reduce the price of calls. Cable television/telecommunications providers are only required to offer uniform rates within a franchise.

     Bell Cablemedia South Herts also competes in the residential telephony market with cellular telephone operators such as Vodafone Group PLC ("Vodafone") and Telecom Securicor Cellular Radio Limited ("Cellnet") (60% owned by BT), One2One (50% owned by C&W) and Orange plc ("Orange"). Due to the non-exclusive nature of telecommunications licenses in the UK, Bell Cablemedia South Herts also competes with additional entrants to the residential telephony markets, such as Energis Communications Limited ("Energis"), a long-distance operator.

     Business Telephony. Competition in business telephony has been more intense than that experienced in residential telephony and, because of the number of competitors in the area, is expected to intensify further. BT is Bell Cablemedia South Herts' principal competitor in providing business telephony services. In addition to BT, Bell Cablemedia South Herts currently competes with other telecommunications companies, such as Energis and MCI WorldCom, Inc. ("WorldCom"). Bell Cablemedia South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of the Partnership.

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

     Cable Television Licenses

     Under the Broadcasting Act, cable companies may carry certain television and radio services on their networks. Cable television licenses require cable companies to ensure that certain foreign satellite programs carried by them conform to ITC requirements and that advertisements, which the cable company itself inserts, conform to the Broadcasting Act's advertising requirements. The ITC must discharge its functions in the way it considers best calculated to ensure the availability of a wide range of services and fair and effective competition in their provision. Each cable television license gives the holder the right to provide television services within the cable television franchise area using cable television distribution networks.

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

     License Term and Renewals. Cable television licenses extend for a period of 15 years, and all cable television licenses, including those issued under the Cable and Broadcasting Act, are renewable under the Broadcasting Act for additional 15 year periods. An application for renewal must be made not earlier than five years prior to the expiration of the cable television license and not later than the date on which the ITC publishes a notice inviting applications for a replacement license. The ITC may refuse such application but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchised area. If an operator chooses to renew for an eight year period, it will not be required to pay the annual fees referred to below, but at the end of the eight year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below with respect to the award of a new license. If an operator chooses to renew its license for a 15 year period, it will currently be required to pay annually during the renewal period a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. Licensees holding licenses issued under the Cable and Broadcasting Act are currently only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs. Fees are payable annually and upon the renewal of a license. Bell Cablemedia South Herts has not yet renewed its cable television license.

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

Review of Regulation

     UK Government Policy

     A General Election was held on May 1 1997 which saw the election of the first Labour Government for 18 years, by an overwhelming majority. The new government has begun to review regulatory and public policy in a number of areas that have an impact on C&W Comms' business. References within this document to "HM Government" refer to the Conservative government of the UK prior to May 1 1997, and to the new Labour government after that date.

     A review of the regulatory processes governing the UK gas, electricity, water and telecommunications industries has been initiated by HM Government. Issues for consideration include accountability to customers, transparency, regulatory authorities headed by panels rather than individuals, price controls (including profit sharing) and the duties of the regulator. It is possible that recommendations relating to the telecommunications sector from this review will form part of a general legislation package relating to utilities, however they could also be considered in the context of a second review specifically examining the regulation of the telecommunications and broadcasting industries. This consultation will involve a review of the roles of the ITC and OFTEL, and commenced in the summer of 1998. The DMCS Select Committee reported in May 1998 and recommended the establishment of a new Department of Communications and a communications regulation commission taking over the functions of all statutory and self-regulatory bodies for media and communications. It also made recommendations on Internet regulation.

     Bundling of Services

     The ITC has undertaken a wide ranging consultation into the way in which pay television channels are marketed at the wholesale and retail levels. Issues considered included the competition and consumer effects of minimum carriage requirements, the practice of deep discounting premium channels, and the bundling of telephony and cable television. The ITC published its conclusions from the consultation on June 28 1998. They confirmed that minimum carriage requirements (MCRs) would be prohibited in future on pay-TV channels for all new agreements from July 1 1998. For existing agreements the prohibition will apply from July 1 1998 for services broadcast for digital reception contracts and from January 1 2000 for services broadcast for analogue reception. There would be two important exceptions to this general prohibition. First, MCRs will be allowed to continue for a yet to be determined period for existing channels which are contractually exclusive to one platform (eg cable, satellite) where those contracts were entered into before April 1 1998. Second, new channels may for the first 12 months of their operation negotiate MCRs with their distributors. Introductory offers of this kind will allow operators to become acquainted with the new channels and indicate their interest in having those channels included in the bundles of channels they purchase. The ITC has said it will continue to look into the practices of deep discounting and bundling of cable television and telephony. The final outcome of this consultation will have important implications in terms of the flexibility afforded to C&W Comms in packaging its television and telephony services.

     Conditional Access Regulation

     In July 1997, OFTEL and the DTI published a joint consultation document on the extension of the UK conditional access regulatory regime to cover non-broadcast and digital broadcast television services. These regulations are designed to complement those currently in place for digital broadcast television services. The regulations require conditional access services to be provided on a non-discriminatory basis, address anti-competitive agreements or abuse of a dominant position, and provide cable operators such as C&W Comms with the right to control the presentation of services to its customers through a process known as transcontrol. In October 1997, OFTEL published for consultation the principles it would use when examining the prices proposed by a conditional access provider.

     Digital Broadcasting

     The introduction of digital technology by Bell Cablemedia South Herts will greatly increase the number of channels it is able to provide, allow greater flexibility in packaging channels and enhance the provision of services such as pay-per-view which require greater bandwidth than existing services. BSkyB launched a digital satellite service on 1 October 1998 and DTT was launched on 15 November 1998.

     Digital Terrestrial Broadcasting. The New Broadcasting Act introduced a legal framework for the regulation of digital terrestrial broadcasting. Most of the New Broadcasting Act's provisions ONdigital terrestrial broadcasting came into force on October 1, 1996.

     The New Broadcasting Acts permits the provision of digital program services, digital additional services (e.g., text-based services) and qualifying services. Broadly speaking, qualifying services are the digital equivalent of services provided in analog form by existing terrestrial broadcasters such as ITV, Channel 4 and the new Channel 5.

     The New Broadcasting Act distinguishes between multiplex service providers, that is those providing the transmission infrastructure, and digital program providers, that is, those providing the programs to be transmitted. Both need to be licensed under the New Broadcasting Act (except the BBC which may act as a digital program provider pursuant to its Royal Charter), although the holders of existing licenses for ITV, Channel 4 and Channel 5 and the public teletext service will not require new broadcast licenses in order to simulcast their existing output in digital form.

     The New Broadcasting Act created a framework for the licensing by the ITC of digital terrestrial television multiplexes. Capacity on multiplexes has been allocated to existing terrestrial broadcasters, being one full multiplex frequency for BBC1 and BBC2, one multiplex frequency for ITV and Channel 4 and half a multiplex frequency for Channel 5 and S4C. On January 31, 1997 applications for further digital terrestrial multiplex licenses were received by the ITC from British Digital Broadcasting, now known as ONdigital, (owned by NTL Incorporated) and S4C Digital. ONdigital, a consortium incorporating Carlton Communications and Granada Group and S4C Digital were successful in their applications and were awarded multiplex licenses, ONdigital 's licence for three multiplex frequencies only being awarded after BSkyB had withdrawn from the consortium on the ITC's request. On December 19, 1997 the ITC granted multiplex licenses to ONdigital and Channels 3 and 4. The licenses granted to ONdigital included a number of specific conditions to address concerns raised by the European Commission. These conditions include:

     o    program supply agreements to be limited to five years;

     o    support of open standard in integrated television sets;

     o conditions to ensure Granada's equity interest in BSkyB does not prevent ONdigital competing with BSkyB.

C&W Comms is under "must carry" obligations for digital qualifying services (i.e., digital simulcasts of current analog television broadcasts) if C&W Comms is itself operating a digital system.

     Telecommunications Licenses

     General. The telecommunications license granted to a cable operator permits the holder to install and operate a telecommunications system over which television and other telecommunications services are provided. The telecommunications license also permits the holder to connect its system to other telecommunications systems, which may include systems operated by the broadcasting authorities, satellite television delivery systems and other telecommunications systems in the UK. Although a telecommunications license is granted to a cable operator for a particular franchise area, it is not exclusive and, as a result, a cable operator may compete in the provision of telephony and other telecommunications services with national PTOs, such as BT and Energis, and other telecommunications companies in its franchise areas.

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

     Network Charge Cap. In June 1996, OFTEL released a statement entitled "Pricing of Telecommunication Services from 1997 - OFTEL's Proposals for Price Control and Fair Trading". In this statement, OFTEL indicated that it intended to introduce network charge caps (see below) for interconnection charges, the starting values of which will be based on long-run incremental costs. In December 1996 and May 1997, OFTEL released further consultative documents in which it sets out its refined proposals for network charges.

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

     (b) for "prospectively competitive services", BT will be subject to a charge cap on each such service equal to the percentage change in the UK domestic retail price index (i.e., "RPI" plus zero);

     (c) for "bottleneck and non-competitive services", two baskets of services will be introduced, each subject to a cap equal to RPI less 8 per cent; and

     (d) for "interconnection-specific services", BT will be subject to individual charge caps equal to RPI less 8 per cent.

     The starting values for the price-capped services are set at long-run incremental cost. BT agreed to modifications to its PTO license to implement these proposals and the new charge controls took effect on October 1, 1997.

     The interconnection charges BT sets will, in any event, be subject to the general application of the fair trading condition described below and the other fair trading conditions in BT's PTO license. OFTEL has indicated that it intends to use a system of cost floors based on incremental costs and ceilings based on stand alone costs in considering whether or not a charge is anti-competitive.

     European Interconnect Directive. In June 1997, the European Commission adopted the Interconnect Directive. The Directive aims to guarantee the rights of operators to obtain interconnection with the networks and services of others. Operators with "significant market power" must provide interconnection on cost-oriented terms. These principles also apply to European cross-border interconnection traffic, currently subject to the accounting rate regime. The Directive was implemented in December 1997 and resulted in the following statements:

     o identification of BT and Kingston Communications as having significant market power in the fixed telephony market and Cellnet and Vodafone in mobile (though not in the national market for interconnection);

     o classification of those operators that would have access to cost-oriented interconnection rates, representing in OFTEL's view a slight widening from the current position; and

     o requirements on those telecommunication operators with special or exclusive rights in another sector to produce separate accounts where the turnover in that sector exceeds ECU 50m. This may have applicability to certain of C&W Comms' Franchises over time.

     These proposals were implemented via a Statutory Instrument laid before Parliament on December 10, 1997, coming into force on December 31, 1997. Consultation on certain aspects of the regime, in particular access to cost-oriented rates is, however, continuing.

     Equal access Indirect access allows a customer to enter into a contract to buy a telecommunication service from a operator to which the customer is not directly connected. In these circumstances, the second operator pays the first operator (the access operator) for use of the connection to the customer. Equal access is an enhanced form of indirect access and can be achieved by dialling parity (where a customer has to dial the same number of digits regardless of which long distance or international network is to carry its calls) and by carrier pre-selection. Carrier pre-selection is a facility offered to customers which allows them to opt for certain defined classes of calls to be carried by an operator selected in advance (and having a contract with the customer), without having to dial an indirect access prefix or follow any other different procedure to achieve that routing. The European Commission has adopted a directive requiring the introduction of carrier pre-selection by those operators with significant market power in the provision of fixed public telephone networks or fixed public telephone services by January 1 2000. Equal access (in the form of carrier pre-selection) must therefore be introduced in the UK market.

     In July 1998, OFTEL issued a consultation document outlining the form that the implementation of carrier pre-selection will take. Customers will be able to opt to pre-select one alternative carrier for either of international or national calls, or make a single pre-selection for all types of call (excluding emergency and operator calls). It is not technically possible for BT and Kingston to implement carrier pre-selection by the January 1 2000 deadline, and hence the DTI and OFTEL will be seeking from the Commission and eight month derogation for the implementation of the international and national options and an eighteen month derogation for the all call option. In addition, OFTEL has issued a consultation on the delivery of multi-media services to the mass market through the unbundling of BT's local loop access network. A number of technical options are being put forward for consideration. Responses are due by 10 March 1999.

     Interconnection Agreements with Other Operators. BT now offers a published standard interconnections agreement to other telecommunications operators. On September 23, 1997, BT and C&W Comms signed a new interconnect agreement based on BT's standard contract, replacing the previous agreement between BT and Mercury dated November 1994.

     C&W Comms has interconnection agreements in place with many of the other Telecommunications Act licensees in the UK market, such as those operating cellular and personal communication networks, cable companies and others including Worldcom and Energis. C&W Comms also has interconnection agreements or less formal accounting arrangements with international operators worldwide.

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

          o    the option of a more restricted service package at a lower cost;
               and

          o reasonable geographic access to public call boxes across the United Kingdom at affordable prices;

     (c) OFTEL found that the costs of the provision of this level of Universal Service do not represent an undue financial burden on BT, but continued examination of the costs and benefits will be undertaken as an input to the 1999 review;

     (d) as there was no substantive net cost to finance, a fund would not be established;

     (e) the Disability Discrimination Act will be used as the framework to develop proposals for delivering Universal Service to people with disabilities;

     (f) all consumers should be given the option of an outgoing calls barred service as an alternative to disconnection.

     Modifications to BT's license implementing the new regime were made in November 1997. The next round of review of USO is expected to commence in the next few months.

     Number Portability. Business and residential telecommunications customers changing their telephone services from one telecommunications service provider to another previously had to change their telephone numbers. BT did not offer customers telephone number portability until 1996, although its PTO license has required this, subject to certain preconditions including technical feasibility and cost-benefit study, since 1991. As a result, some business customers have used their new telecommunications provider lines primarily for outbound telephone calls and maintained their BT or Mercury lines for inbound calls.

     BT's PTO license was modified in July 1996 to incorporate a condition which supports the implementation of number portability and on January 6, 1997, the Director General determined BT's costs in providing number portability and the charges it can make to other operators to recover those costs. BT has reached agreement with several cable companies on number portability. Bell Cablemedia South Herts believes that the absence of number portability was a significant impediment to competition in the telecommunication market and that its implementation will provide and is providing BT's competitors with access to greater numbers of customers. The number portability modifications made to BT's license related to the portability of numbers at a particular geographic address. In April 1997, OFTEL consulted on modifications to the licenses of BT and other operators to implement number portability of non-geographic numbers (e.g., freephone, premium rate services, etc.). These modifications also altered the number portability license provisions of other operators in a similar (though not identical) way to BT's and were finalized for the majority of UK operators, including Mercury and Bell Cablemedia South Herts on December 17, 1997. A draft determination of BT's charges for non-geographic number portability was issued in November 1997.

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

Employees

     The Partnership has no employees. Bell Cablemedia South Herts is managed as a part of C&W Comms, thus benefiting from the economies of scale of sharing support functions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 31, 1998, the approximate number of investors in the Partnership was 5,200.

ITEM 6.   SELECTED FINANCIAL DATA

                                   South Hertfordshire United Kingdom Fund, Ltd.
                                   ---------------------------------------------

                                                         For the years ended December 31

Income Statement Data:               1998             1997             1996            1995             1994
                                     ----             ----             ----            ----             ----
Revenues                         $28,396,020      $23,603,312     $20,851,777      $16,554,283       $9,088,929
Operating, General and
Administrative Expenses          (12,014,013)     (13,648,846)    (15,691,431)     (16,079,815)     (13,478,273)
Management Fees and
Allocations from General          (8,173,374)      (6,058,801)     (3,943,096)      (2,754,941)      (2,004,964)
Partner
Depreciation and Amortization     (4,119,297)      (6,177,968)     (5,129,620)      (4,214,341)      (3,064,313)
Write down of fixed assets                --       (6,562,400)             --               --               --
                               ---------------------------------------------------------------------------------
Operating Profit/(Loss)            4,089,336       (8,844,703)     (3,912,370)      (6,494,814)      (9,458,621)
Interest Income                       39,777           78,749          30,667           17,251          185,472
Interest Expense                  (3,668,950)      (3,599,912)     (2,836,056)      (2,442,312)        (549,834)
Other Expenses (net)                 (74,582)              --              --               --       (2,410,724)
                               ---------------------------------------------------------------------------------
Profit/(Loss) from continuing
operations                           385,581      (12,365,866)     (6,717,759)      (8,919,875)     (12,233,707)
Before minority interests
Minority Interests                  (249,713)       3,975,339       2,100,658        2,767,869        3,991,358
                               ---------------------------------------------------------------------------------
Net Loss                             135,868       (8,390,527)     (4,617,101)      (6,152,006)      (8,242,349)
                                     -------        ---------       ---------        ---------        ---------
Net Profit/(Loss) per Limited
Partnership Unit                        2.36          (145.90)         (80.28)         (106.97)         (149.06)
Weighted Average Number of
Limited Partnership Units             56,935           56,935          56,935           56,935           54,743
Outstanding
Balance Sheet Data:
Total Assets                      77,814,972       76,963,343      91,119,344       80,239,942       73,473,610
Accounts Payable to
Affiliates/Related Parties        19,157,847       18,335,570      10,202,585        2,232,050        6,028,108
Long term debt                    32,028,350       31,756,220      30,290,110       24,220,560        1,043,000
General Partner's Capital
(Deficit)                           (335,158)        (336,517)       (252,612)        (206,441)        (144,921)
Limited Partners' Capital         15,819,586       15,685,077      23,991,699       28,562,629       34,653,115
Minority Interests                 8,912,532        8,588,899      13,079,544       13,948,743       18,553,653

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     1998 Compared to 1997

     Revenues of the Partnership increased $4,792,708 for the year ended December 31, 1998, over the similar period in 1997 from $23,603,312 in 1997 to $28,396,020 in 1998. This increase is primarily the result of an increase in the South Herts System's customer base. The South Herts System served approximately 23,067 basic cable television customers and 30,019 residential telephony lines at December 31, 1998, compared to 22,400 basic cable television customers and 27,400 residential telephony lines at December 31, 1997.

     Operating expenses increased $311,327 or 2.7% for the year ended December 31, 1998 over the similar period in 1997 from $11,474,356 in 1997 to $11,785,683 in 1998. This compares to a rise of $2,138,446 or 22.9% for the year ended 31 December, 1997. Operating expenses have risen due to increased activity levels (see discussion of revenue above), however the reduction in rate of increase and the reduction in operating costs as a proportion of revenue (from 49% to 42%) reflects ongoing efforts by C&W Comms to control costs.

     Selling, general and administrative expenses reduced $1,946,160 for the year ended December 31, 1998 over the similar period in 1997 from $2,174,490 in 1997 to $228,330 in 1998. This was primarily due to reductions in overhead costs, resulting from the provision of additional services by affiliates of the General Partner in 1998.

     Management fees and allocated overhead from the General Partner increased $2,114,573 for the year ended December 31, 1998 over the similar period in 1997 from $6,058,801 in 1997 to $8,173,374 in 1998. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the C&W Comms Group.

     Depreciation and amortization expense decreased $2,058,671 for the year ended December 31, 1998 over the similar period in 1997 from $6,177,968 in 1997 to $4,119,297 in 1998. This decrease was largely due to the write down of fixed assets by $6,562,400 during the year ended December 31, 1997 following a review of the net book values of Bell Cablemedia South Herts' assets.

     Interest income decreased $38,972 for the year ended December 31, 1998 over the similar period in 1997 from $78,749 in 1997 to $39,777 in 1998. The decrease reverses the increase of $48,082 between 1996 and 1997 which was the result of interest received on temporary cash balances held during 1997.

     Interest expense increased $69,038 for the year ended December 31, 1998 over the similar period in 1997 from $3,599,912 in 1997 to $3,668,950 in 1998.
This was due primarily to the strengthening of sterling against the US dollar.

     Net cash outflow in the year was $361,332. Cash inflow of $5,379,704 was from operating activities. Working capital levels were consistent with 1997 levels. The majority of the inflow ($4,798,137) was applied to investment in the cable network. This compares to $11,259,882 in 1997, the 57% reduction reflecting the fact that construction work was nearing completion in 1998 with 93% of homes in the area passed by the network. Principal payments under finance leases fell from $1,012,870 in 1997 to $894,989 in 1998, reflecting the fact that no new finance leases have been entered into as existing leases have expired.

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

     Management fees and allocated overhead from the General Partner increased $2,115,705 for the year ended December 31, 1997 over the similar period in 1996 from $3,943,096 in 1996 to $6,058,801 in 1997. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the C&W Comms Group. Overall, the aggregate of selling, general and administrative expenses and management fees and allocated overhead from the General Partner has declined in 1997 as compared to 1996.

     Depreciation and amortization expense increased $1,048,348 for the year ended December 31, 1997 over the similar period in 1996 from $5,129,620 in 1996 to $6,177,968 in 1997. This increase was due to an increase in the Partnership's depreciable asset base resulting from the buildout of the South Herts System.

     During 1997, the General Partner undertook a review of the net book values of Bell Cablemedia South Herts' assets. This resulted in a write down of fixed assets of $6,562,400 for the year ended December 31, 1997 principally relating to assets which will have no value to the Company upon the planned introduction of digital cable television. The Company wrote off the total value of its analog converters and headend, amounting to $2,939,128 and $2,193,782, respectively. In addition, it wrote off part of its computer hardware and software and freehold property amounting to $676,453 and $753,037, respectively.

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

Net cash outflow in the period was $1,766,596. Of the $8,660,288 cash inflow from operating activities, the majority was derived from increases in working capital. $11,259,882 was invested in the cable network facilitated by an additional (pound)1,600,000 ($2,624,960) draw-down under the South Herts Credit Agreement (see Liquidity and capital resources below).

Liquidity and capital resources

     The Partnership

     The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Bell Cablemedia South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1998 the Partnership had current liabilities of approximately $1,120,741 owing to BCM. Accordingly, until such time as Bell Cablemedia South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.

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

     Drawdowns of (pound)19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Bell Cablemedia South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1998 was (pound)19.3 million.

     Capital expenditure is funded from operating cash flow and by funds made available by the General Partner.

Year 2000

     The year 2000 problem results from the use of two digits rather than four to define the year in computer hardware and software and in electronic equipment. When electronic systems process dates before and after January 1, 2000, they may recognise a date represented by "00" as indicating the year 1900, instead of 2000. Unless steps are taken to re-programme affected equipment and re-write software, this may create processing ambiguities that can cause errors and system failures, the effects of which may be limited or pervasive depending on the computer chip, system or software, and its location and function. By definition, the precise effects of the problem can only be estimated in advance and will not be known with certainty until into and even after the year 2000 itself.

     Bell Cablemedia South Herts' operations are highly dependent upon equipment with embedded computer technology (network, switches etc), the widespread failure of which would have a material adverse impact on its results of operations. C&W Comms has established a year 2000 compliance plan and timetable which includes a comprehensive review to identify systems and equipment (both in Bell Cablemedia South Herts and in third party vendors) that could be affected by the year 2000 issue. C&W Comms is well advanced in its program. Total awareness of the scale of work required to become Millennium compliant has been based on a comprehensive audit of all the IT and network systems. The program has detailed milestones for every activity, and adequate time has been allowed for extensive testing to ensure compliance. The company believes it is well placed to ensure continuity of its systems after January 1, 2000. However, C&W Comms will continually review its progress against its year 2000 plans and conclude on appropriate and feasible contingency plans to reduce its exposure to the year 2000 issue. Further details of C&W Comms' year 2000 programme will be published in C&W Comms' Form 20F, which is scheduled to be published before September 30, 1999.

     Accounting rules require that year 2000 compliance costs are expensed as incurred. Bell Cablemedia South Herts' costs of Year 2000 compliance are included within those for C&W Comms as a whole, and an analysis of these costs has not been performed. Bell Cablemedia South Herts will continue to contribute its share of such costs.

Inflation

     On average, inflation rates in the UK economy have been relatively low over the past few years. Although long term inflation rates are difficult to predict, the General Partner believes it has the flexibility in operations and capital structure to maintain a competitive position.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The functional currency of Bell Cablemedia South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order to partially fund capital expenditure on the system, the company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at December 31, 1998 was (pound)19,300,000 ($32,038,000 at the closing rate of (pound)1 = $1.66). The loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Bell Cablemedia South Herts. At December 31, 1998, sterling LIBOR was 6.34%. The average interest rate during the year was 9.2%.

     Repayment of the credit facility falls due as follows:

                                           (pound)                   $*

         1999                           1,351,000             2,242,660
         2000                           3,474,000             5,766,840
         2001                           4,825,000             8,009,500
         2002                           4,825,000             8,009,500
         2003                           4,825,000             8,009,500
                                 ----------------      ----------------
                                       19,300,000            32,038,000
                                 ----------------      ----------------
     * At closing rate (pound)1 = $1.66

     This loan represents the Fund's principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling - US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of Bell Cablemedia South Herts.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998, AND 1997

            AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                                 30

Consolidated Balance Sheets                                                   32

Consolidated Statements of Operations and Consolidated Statement of
Comprehensive Income                                                          33

Consolidated Statements of Partners' Capital (Deficit)                        34

Consolidated Statements of Cash Flows                                         35

Notes to Consolidated Financial Statements                                    36

INDEPENDENT AUDITORS' REPORT


South Hertfordshire United Kingdom Fund, Ltd.

     We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, comprehensive income, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



ARTHUR ANDERSEN
London, England
24 March, 1999

INDEPENDENT AUDITORS' REPORT


South Hertfordshire United Kingdom Fund, Ltd.

     We have audited the statements of operations, comprehensive income, partners' capital (deficit) and cash flows of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the results of South Hertfordshire United Kingdom Fund, Ltd's operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE
London, England

March 20, 1997

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31
ASSETS                                                                   1998           1997
                                                                         ----           ----
  Cash and cash equivalents                                           $76,337       $434,386
     Prepaid expenses                                                      --         19,919
                                                              -------------------------------
     Current assets                                                    76,337        454,305
  Investment in cable television and telecommunications
  properties
 (net of accumulated depreciation and amortization of
 $32,586,193 and $28,220,589 at December 31, 1998 and
 1997 respectively)                                                77,249,082     75,924,942
     Other assets                                                     489,553        584,096
                                                              -------------------------------
     Total assets                                                 $77,814,972    $76,963,343
                                                              ===============================

LIABILITIES
  Accounts payable to affiliates and related parties              $19,151,681    $18,335,570
  Accrued liabilities                                                 175,779        134,018
  Short term obligations under capital leases                         288,753        888,516
                                                              -------------------------------
    Current liabilities                                            19,616,213     19,358,104
  Long-term debt                                                   32,028,350     31,756,220
  Long-term obligations under capital leases                           36,509        322,498
                                                              -------------------------------
    Total liabilities                                              51,681,072     51,436,822
                                                              -------------------------------

MINORITY INTERESTS                                                  8,912,532      8,588,899

PARTNERS' CAPITAL (DEFICIT)
  General Partner-
  Contributed capital                                                   1,000          1,000
  Accumulated deficit                                                (336,158)      (337,517)
                                                              -------------------------------
                                                                     (335,158)      (336,517)
                                                              -------------------------------
Limited Partners-
  Net contributed capital (56,935 units outstanding at
  December 31, 1998 and 1997 respectively)                         48,817,997     48,817,997
  Accumulated deficit                                             (32,998,411)   (33,132,920)
                                                              -------------------------------
                                                                   15,819,586     15,685,077
                                                              -------------------------------

 Currency translation adjustment                                    1,736,939      1,589,062
                                                              -------------------------------
 Total partners' capital                                           17,221,368     16,937,622
                                                              -------------------------------

TOTAL LIABILITIES AND PARTNER'S CAPITAL                           $77,814,972    $76,963,343
                                                              ===============================

                          The accompanying notes are an
               integral part of these consolidated balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the years ended December 31
                                                                1998             1997            1996
                                                                ----             ----            ----
REVENUES                                                    $28,396,020      $23,603,312   $20,851,777
COSTS AND EXPENSES
Operating                                                   (11,785,683)     (11,474,356)   (9,335,910)
Selling, general and administrative                            (228,330)      (2,174,490)   (6,355,521)
Management fees and allocated overhead from the General
Partner                                                      (8,173,374)      (6,058,801)   (3,943,096)
Depreciation and amortization                                (4,119,297)      (6,177,968)   (5,129,620)
Write down of fixed assets                                           --       (6,562,400)           --
                                                         ------------------------------------------------
OPERATING PROFIT/(LOSS)                                       4,089,336       (8,844,703)   (3,912,370)

OTHER INCOME (EXPENSE)
Interest income                                                  39,777           78,749        30,667
Interest expense                                             (3,668,950)      (3,599,912)   (2,836,056)
Other                                                           (74,582)              --            --
                                                         ------------------------------------------------
PROFIT/(LOSS) BEFORE MINORITY INTERESTS
                                                                385,581      (12,365,866)   (6,717,759)
Minority interests                                             (249,713)       3,975,339     2,100,658
                                                         ------------------------------------------------
NET PROFIT/LOSS                                                 135,868      $(8,390,527)  $(4,617,101)
                                                         ================================================
ALLOCATION OF NET PROFIT/(LOSS) (Note 1)
General Partner                                                  $1,359         $(83,905)     $(46,171)
Limited Partners                                               $134,509      $(8,306,622)  $(4,570,930)
NET PROFIT/(LOSS) PER LIMITED
PARTNERSHIP UNIT                                                  $2.36         $(145.90)      $(80.28)
                                                         ================================================
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                      56,935           56,935        56,935
                                                         ================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                For the years ended December 31
                                                                1998             1997            1996
                                                                ----             ----            ----
NET PROFIT/LOSS:                                               $135,868      $(8,390,527)  $(4,617,101)
Foreign currency translation adjustments                        147,877       (1,030,616)    2,436,338
                                                         ================================================
COMPREHENSIVE INCOME                                           $283,745      $(9,421,143)  $(2,180,763)
                                                         ================================================

                             The accompanying notes
        are an integral part of these consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                           For the years ended December 31,
                                        1998             1997            1996
                                        ----             ----            ----
GENERAL PARTNER:
Balance, beginning of year          $  (336,517)       $(252,612)  $  (206,441)
Net profit/(loss) for year                1,359          (83,905)      (46,171)
                              -------------------------------------------------
Balance, end of year                $  (335,158)       $(336,517)  $  (252,612)
                              =================================================

LIMITED PARTNERS:
Balance, beginning of year          $15,685,077      $23,991,699   $28,562,629
Net profit/(loss) for year          $   134,509       (8,306,622)   (4,570,930)
                              -------------------------------------------------
Balance, end of year                $15,819,586      $15,685,077   $23,991,699
                              =================================================

Translation adjustment                1,736,939        1,589,062     2,619,678

Total partners' capital             $17,221,368      $16,937,622   $26,358,765
                              =================================================

                             The accompanying notes
        are an integral part of these consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended December 31,
                                                             1998          1997             1996
                                                             ----          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)
                                                        $  123,570     $(8,390,527)    $(4,617,101)
Adjustments to reconcile net profit/loss to net
cash generated by operating activities
Minority interests
Depreciation and amortization                              249,713      (3,975,339)     (2,100,658)
Write down of fixed assets                               4,119,297       6,176,710       5,129,620
                                                                --       6,562,400              --
Change in operating assets and liabilities
Decrease/(increase) in other receivables
Decrease/(increase) in prepaid expenses and                     --       4,813,885      (1,124,204)
other assets                                               119,341         285,150         178,287
Increase in accounts payable to related parties
Decrease in trade accounts payable and accrued             671,961       8,482,550       7,134,099
liabilities
                                                            47,910      (5,294,541)       (846,131)
                                                  ---------------------------------------------------
Net cash generated by operating activities               5,379,704       8,660,288       3,753,912
                                                  ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction payments for cable
television/telephony system                             (4,798,137)    (11,259,882)     (5,538,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loans
Overdraft movement                                              --       2,624,960       3,289,440
Repayments of shareholder loans                                 --        (689,426)        658,245
Increase in accounts payable to affiliates                      --              --              --
Repayment of property loan                                      --              --              --
Principal payments under capital leases                         --              --              --
                                                          (894,989)     (1,012,870)       (831,290)
                                                  ---------------------------------------------------
Net cash provided by (used in) financing
activities                                                (894,989)        922,664       3,116,395
                                                  ---------------------------------------------------

Effect of exchange rate changes on cash                      3,283         (89,666)        192,377
Net (Decrease)/Increase in cash and cash
equivalents                                               (361,332)     (1,766,596)      1,524,251
Cash and cash equivalents, beginning of  year
                                                           434,386       2,200,982         676,731

Cash and cash equivalents, end of year                      76,337         434,386       2,200,982
                                                  ===================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid
                                                        $3,091,883      $3,060,608      $2,492,396
                                                  ===================================================

                             The accompanying notes
        are an integral part of these consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PARTNERS' INTERESTS

     Formation and Business

     South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on December 23, 1991, pursuant to a public offering. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephony systems in the United Kingdom. Fawnspring Limited, a UK corporation, is the general partner of the Partnership (the "General Partner").

     The General Partner has complete and unrestricted authority to manage the business, properties and activities of the Partnership. This includes the ability to operate and maintain cable television and telephony properties, and to purchase or lease property at the expense of the Partnership, the ability to make on behalf of the Partnership all payments required of the Partnership for all direct and indirect costs incurred in the conduct of its business, the ability to borrow money in the name of the Partnership, and the obligation to maintain accurate financial records and to prepare and file the reports required under applicable regulations.

     Contributed Capital

     The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of Partners' Capital (Deficit). No existing partner is obligated to make any additional contributions to partnership capital.

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

     Investment in Subsidiary

     Bell Cablemedia (South Hertfordshire) Limited is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. Bell Cablemedia South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London, England (the "South Herts System").

     Bell Cablemedia South Herts is owned 66.7 percent by the Partnership and
33.3 percent by Bell Cablemedia plc ("BCM"), which itself is a subsidiary of C&W Comms. The general partner of the Partnership is Fawnspri-ng Limited, a wholly owned subsidiary of BCM. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to BCM or to other affiliates.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Records

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

     Principles of Consolidation

     Bell Cablemedia South Herts has been consolidated with the Partnership's operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

     Currency Exchange Rates

     Foreign currency transactions arising from normal trading activities are recorded in local currency at current exchange rates. Monetary assets and liabilities denominated in foreign currencies at the year end are translated at the year end exchange rate. Foreign currency gains and losses are credited or charged to the profit and loss account as they arise. The statements of operations of overseas subsidiary undertakings are translated into United States dollars at average exchange rates and the year end net investments in these companies are translated at year end exchange rates. Exchange differences arising from retranslation at year end exchange rates of the opening net investments and results for the year are charged or credited directly to cumulative translation adjustment in partners' capital.

     Limited Partner investments in Bell Cablemedia South Herts were made at an average exchange rate of $1.62 per (pound)1. The average exchange rates used in the preparation of this report for the year ended December 31, 1998 and the year ended December 31, 1997 were both $1.66 per (pound)1.

     Property, Plant and Equipment

     At December 31, 1998 and 1997, the investment in the cable television and telecommunications network was comprised of $73,825,090 and $70,989,325 of cable network and other electronic equipment, $2,288,285 and $2,308,713 of freehold buildings, and $1,135,927 and $2,626,904 of office equipment and other fixed assets respectively.

     Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues. Bell Cablemedia South Herts has completed its prematurity period.

     In the light of the losses arising from continuing operations arising during 1997, an impairment review was undertaken to assess whether the carrying value of tangible fixed assets was in excess of their fair value. In accordance with SFAS 121 the company assessed the expected level of future cash flows. This resulted in a write down of fixed assets of $6,562,400 for the year ended December 31, 1997 principally relating to assets which will have no value to the Company upon the planned introduction of digital cable television.

     Revenue Recognition

     Subscriber prepayments are initially deferred and recognized rateably over the service period.

     Current assets and liabilities

     Since the final quarter of 1997, the current assets and liabilities of Bell Cablemedia South Herts have been managed by C&W Comms. The net balance payable by Bell Cablemedia South Herts to C&W Comms is disclosed under Accounts payable to affiliates and related parties.

     Use of Estimates

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

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

     Consulting and Management Fees

     An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by Bell Cablemedia South Herts for the years ended December 31, 1998, 1997 and 1996 were $1,490,780, $1,310,839 and $1,370,755 respectively. These amounts were expensed on the Consolidated Statements of Operations each year.

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

     The General Partner and its affiliates are entitled to reimbursement from Bell Cablemedia South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1998, 1997 and 1996, reimbursement made by Bell Cablemedia South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $6,682,595, $4,747,962 and $2,572,141 respectively.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 1998, 1997 and 1996, interest on deferred fees of $658,325, $449,341 and $136,183 respectively was charged by an affiliate of the General Partner, and interest on advances of $69,104, $51,294 and $15,676 respectively was charged by the General Partner.

(4)  FINANCING

     Bell Cablemedia South Herts

     On April 18, 1995, Bell Cablemedia South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was cancelled and the facility reduced to (pound)20,000,000.

     The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Bell Cablemedia South Herts. At December 31, 1998, sterling LIBOR was 6.34%.

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

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1998 was (pound)19,300,000 and this amount was all drawn under Facility B. Repayment of the credit facility falls due as follows:

                                                $

         1999                           2,242,660
         2000                           5,766,840
         2001                           8,009,500
         2002                           8,009,500
         2003                           8,009,500
                                       ----------
                                       32,038,000
                                       ----------

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

     United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. However corporations are able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. Bell Cablemedia South Herts has approximately (pound)10.4 million of tax net operating losses carried forward at December 31, 1998 ((pound)10.4 million at December 31, 1997).

(6)  OBLIGATIONS UNDER CAPITAL LEASES

                                                   1998              1997
Minimum lease payments due:                           $                 $
Less than one year                              318,105           979,049
1-2 years                                        40,347           315,402
2-3 years                                            --            40,174
3-4 years                                            --                --
                                                -------         ---------
                                                358,452         1,334,625
                                                =======         =========

Less finance charges allocated
  to future periods                             (33,190)         (123,611)
                                                -------         ---------
                                                325,262         1,211,014
                                                =======         =========
Due within one year                             288,753           888,516
Due after more than one year                     36,509           322,498
                                                -------         ---------
                                                325,262         1,211,014
                                                =======         =========

(7)  IMPACT OF NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Operations. The business of the Fund and its subsidiaries is managed as a single segment, and the Statement therefore has no material impact on required disclosure.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This is not material to the Fund or its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

     Name                          Age       Positions with the General Partner
     ----                          ---       ----------------------------------

     Graham Wallace                 50       Director

     Robert Drolet                  42       Director and Company Secretary

Graham Wallace was appointed Chief Executive of Cable & Wireless plc in February 1999. Prior to that, he had served as Chief Executive of C&W Comms since February 1997, and Chief Executive of the Restaurants and Services division of Granada Group plc between 1995 and 1997. He joined the Granada Group in 1986 as Head of Finance and Planning and in 1989 was appointed to the Board of Granada Group plc as Finance Director. During this time he was involved in setting up British Satellite Broadcasting and was closely involved in the merger of British Satellite Broadcasting and Sky in 1990.

Mr. Drolet has been a Director of the General Partner since January 1997. On March 19, 1997 he was appointed as Legal Director and Company Secretary of C&W Comms. He has been General Counsel and Company Secretary of BCM since July 1996. He was General Counsel and Assistant Corporate Secretary of BCI from May 1995 to July 1996, and from March 1993 to May 1995, Assistant General Counsel and Assistant Corporate Secretary. Previously, Mr. Drolet was Vice President, Corporate Affairs and Corporate Secretary of The Canam Manac Group Inc. from January 1991 to March 1993.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by C&W Comms and its affiliates and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by C&W Comms and its affiliates to the Partnership as a direct reimbursement item. See Item 13.

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

     An affiliate of the General Partner is entitled to be paid a consulting fee by Bell Cablemedia South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 1998 totalled $1,490,780.

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

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 1998 amounted to $69,104.

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

                                        SOUTH HERTFORDSHIRE UNITED
                                        KINGDOM FUND, LTD.
                                        a Colorado limited partnership

                                        By: Fawnspring Limited,
                                        its General Partner



                                        By:  /s/ Robert Drolet
                                           ---------------------------
                                        Robert Drolet
                                        Director of Fawnspring Limited
                                        Date: 24 March 1999

EXHIBIT INDEX
-------------

Number                   Description
------                   -----------

27                       Financial Data Schedule.