Form 10-Q
period 1999-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1999-05-18
CIK 857957

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

                         Commission File Number: 0-19889

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter



           Colorado                              84-1145140
--------------------------------------------------------------------------------
      State of organization                 I.R.S. employer I.D.#

                      Caxton Way, Watford, WD1 8XH, England
--------------------------------------------------------------------------------
                      Address of principal executive office

                               011-44-1923-435000
--------------------------------------------------------------------------------
                          Registrant's telephone number

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

                                            CONSOLIDATED BALANCE SHEETS


                                                                                           Unaudited
                                                                                           March 31,        December 31,
                                                                                              1999              1998
                                                                                              ----              ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                                        $74,267           $76,337


                                                                                        ----------------- -----------------

CURRENT ASSETS                                                                                    74,267            76,337

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 depreciation and amortization of  $32,263,840 and $32,586,193 at                             75,083,328        77,249,082
 March 31, 1999  and December 31, 1998, respectively

OTHER ASSETS                                                                                     452,060           489,553
                                                                                        ----------------- -----------------

            Total assets                                                                     $75,609,655       $77,814,972
                                                                                        ----------------- -----------------

LIABILITIES:
  Accounts payable to affiliates and related parties                                          $1,180,680        $1,114,592
  Accrued liabilities                                                                            146,125           175,779
                                                                                        ----------------- -----------------
            Current liabilities of the Partnership                                             1,326,805         1,290,371

  Accounts payable to affiliates and related parties                                          18,182,500        18,037,089
  Current instalments due on loan facility                                                     3,038,085         2,241,985
  Short term obligations under capital leases                                                    135,618           288,753
                                                                                        ----------------- -----------------

            Current liabilities of the Partnership and Company                                22,683,008        21,858,198

  Long term debt                                                                              27,576,064        29,786,365
  Long  term obligations under capital leases                                                          -            36,509
                                                                                        ----------------- -----------------

            Total liabilities                                                                 50,259,072        51,681,072
                                                                                        ----------------- -----------------

MINORITY INTERESTS                                                                             8,667,088         8,912,532
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                                            1,000             1,000
    Accumulated deficit                                                                        (336,704)         (336,158)
                                                                                        ----------------- -----------------

                                                                                               (335,704)         (335,158)
                                                                                        ----------------- -----------------
  Limited Partners
    Net contributed capital (56,935 units outstanding at                                      48,817,997        48,817,997
      March 31, 1999 and December 31, 1998 respectively)
  Accumulated deficit                                                                       (33,052,428)      (32,998,411)
                                                                                        ----------------- -----------------
                                                                                              15,765,569        15,819,586
                                                                                        ----------------- -----------------

Currency translation adjustment                                                                1,253,630         1,736,940
                                                                                        ----------------- -----------------

Total partners' capital                                                                       16,683,495        17,221,368
                                                                                        ----------------- -----------------

Total liabilities and partners' capital                                                      $75,609,655       $77,814,972
                                                                                        ----------------- -----------------


                          The accompanying notes are an
          integral part of these unaudited consolidated balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                           -------------------------
                                                                                           1999               1998
                                                                                           ----               ----

REVENUES                                                                                    $7,233,516        $6,791,406

COSTS AND EXPENSES:
  Operating                                                                                (2,663,085)       (2,992,962)
  Selling, general and administrative                                                         (11,480)          (59,303)
  Management fees and allocated
    overhead from the General Partner                                                      (2,151,091)       (1,890,397)
  Depreciation and amortization                                                            (1,590,730)       (1,390,885)
                                                                                     ------------------ -----------------

OPERATING INCOME                                                                               817,130           457,859

OTHER INCOME (EXPENSE):
  Interest expense                                                                           (851,066)         (835,890)
  Interest income                                                                                    -            39,533
  Other                                                                                       (24,426)                 -
                                                                                     ------------------ -----------------

LOSS BEFORE MINORITY INTERESTS                                                                (58,362)         (338,498)
  Minority interests                                                                            3,799            82,360
                                                                                     ------------------ -----------------

NET LOSS                                                                                     ($54,563)        ($256,138)
ALLOCATION OF NET LOSS:
  General Partner                                                                                (546)           (2,561)
  Limited Partners                                                                            (54,017)         (253,577)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                                                             ($0.95)           ($4.45)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                                                        56,935            56,935
  UNITS OUTSTANDING

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                           --------------------------
                                                                                           1999               1998
                                                                                           ----               ----
NET LOSS                                                                                     ($54,563)        ($256,138)
  Foreign cuurency translation adjustments                                                   (483,310)           302,105
                                                                                     ------------------ -----------------
TOTAL COMPREHENSIVE (LOSS)/INCOME                                                           ($537,873)           $45,967
                                                                                     ------------------ -----------------


                          The accompanying notes are an
       integral part of these unaudited consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            For the three months ended
                                                                                                   March 31,
                                                                                           -------------------------------
                                                                                           1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   ($54,563)           ($256,138)
Adjustments to reconcile net profit/(loss) to net cash generated by operating activities:
  Minority interests                                                                           (3,799)             (82,360)
  Depreciation and amortization                                                             1,590,730            1,390,885

Change in operating assets and liabilities
  Decrease in other receivables                                                                                           -
  Decrease in prepaid expenses and other assets                                                24,426               44,608
  Increase/(Decrease) in accounts payable to related parties                                  812,654            (887,311)
  (Decrease)/Increase in trade accounts payable and accrued liabilities                       (29,654)                4,453
                                                                                   ------------------- --------------------
     Net cash generated by operating activities                                             2,339,794              214,137

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system                              (1,612,116)                8,236
                                                                                   ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in borrowings                                                                     (545,297)                    -
  Principal payments under capital leases                                                    (182,381)            (222,373)
                                                                                   ------------------- --------------------

      Net cash used in financing activities                                                  (727,678)            (222,373)
                                                                                   ------------------- --------------------

Effect of currency exchange rate changes                                                       (2,070)                7,708
Increase in cash and cash equivalents                                                               -                    -
Cash and cash equivalents, beginning of period                                                 76,337              434,386
                                                                                   ------------------- --------------------

Cash and cash equivalents, end of period                                                      $74,267             $442,094
                                                                                   ------------------- --------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                $641,067             $763,189

                          The accompanying notes are an
       integral part of these unaudited consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1998. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 1999 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Cable & Wireless Communications (South Hertfordshire) Limited (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.


(2)  INVESTMENT IN SUBSIDIARY

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 1999, the network consisted of approximately 570 miles of cable plant and included approximately 87,300 homes released to operations. At March 31, 1999 the South Herts System's cable television customers totalled approximately 23,200 and the South Herts System's residential telephony lines totalled approximately 30,400.

     The Company is now owned 66.7 percent by the Partnership and 33.3 percent by Cable & Wireless Communications plc, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of Cable & Wireless Communications plc. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to Cable & Wireless Communications plc or to other affiliates.

     Cable and Wireless plc and Bell Atlantic presently own, directly or indirectly, approximately 53% and 19% respectively, of the issued share capital of Cable & Wireless Communications plc. Public shareholders hold the remaining 28%.

     Cable & Wireless Communications plc, through its subsidiaries and its interest in the Company, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.


(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

     The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended March 31, 1999 and 1998 were $353,363 and $362,555 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 respectively.

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 1999 and 1998, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $1,797,728 and $1,527,842 respectively. These increases were due to an increase in the provision of services by the General Partner in 1999 as compared to 1998.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 1999 and 1998, this interest charge was $185,638 and $72,701, respectively.


(4)  FINANCINGS

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualised operating cash flow) of the Company.

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

     The South Herts Credit Agreement contains certain events of default, including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of the Company, certain bankruptcy and insolvency events and certain changes of ownership.

     The obligations of the Company under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of the Company. In addition, there is a pledge of all of the share capital of the Company given by Cable & Wireless Communications plc and the Partnership as additional security for the facility.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at March 31, 1999 was (pound)18,962,250 ($30,614,149) and this amount was all drawn under Facility B.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 1999 the Partnership had current liabilities of $1,326,805 most of which were payable to the General Partner.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at March 31, 1999 was (pound)18,962,250 ($30,614,149) and this amount was all drawn under Facility B.

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

     The Company's operations are highly dependent upon equipment with embedded computer technology (network, switches etc), the widespread failure of which would have a material adverse impact on its results of operations. The problem may be exacerbated because of the interdependence of computer and telecommunications systems throughout the world: the operation of our business depends not only on our own computer systems and equipment, but also on those of our customers, suppliers and the other telecommunications operators with whom we inter-connect to deliver traffic. In particular, we are dependent on the timely completion by suppliers (particularly providers of IT) of corrective work on IT hardware, software and systems, and on embedded chip equipment. Furthermore, we have no direct influence over the actions taken by our customers to address their own year 2000 problems, with the result that the functionality of fully compliant customer premises equipment may be compromised by failures in a customer's own systems.

     Given the complexity of the problem, it is not possible for any organisation to guarantee that no problems will occur as a result of the year 2000 issue. However the Board is aware of the critical issues as they affect Cable & Wireless Communications, including the Company, and is fully involved in ensuring that steps are taken to ensure that an acceptable state of readiness is achieved. To address the year 2000 issue, a Year 2000 Programme has been set up which includes a comprehensive review to identify systems and equipment (both in the Company and in third party vendors) that could be affected by the year 2000 issue. The overall objective of the Programme is to ensure that Cable & Wireless Communications maintains continuity of business and service to its customers, before, during and after the roll-over into year 2000. The team steering the Programme is chaired by the Chief Executive Officer, and also contains other senior management members such as the directors responsible for operations, finance and risk. The steering team receives a formal report on the Programme monthly, and the Audit Committee has a standing agenda item on the Programme's progress.

     In addition, the Group is a member of the Telecommunications Operators' Forum, a group of over 40 of the UK's principal telecommunication providers which has been working for two years to ensure that adequate processes are in place to address the year 2000 issue as it affects the industry. The Forum recently instigated a process of peer audit to review the adequacy of members' millennium programmes. The Group's Year 2000 Programme has been audited by two other UK operators under the auspices of OFTEL, and was deemed to be well managed with a strong control element.

     Cable & Wireless Communications also benefits from the Year 2000 Programme of Cable and Wireless plc which has a strong international element and through which the Group participates in testing of international interconnect.

     The key elements of Cable & Wireless Communications' Year 2000 Programme are as follows:

o Preparation of a Millennium Inventory Database containing details of all the hardware, software and equipment potentially affected by the year 2000 issue;

o Assessment of the likely impact of the year 2000 issue on each type of hardware, software and equipment in the database, and identification of the knock-on effect on service provision of any resultant loss of functionality;

o Review of supplier compliance, and formulation of strategies to safeguard supply, including detailed health checks on our critical suppliers;

o Remediation of the issues identified in the Assessment and Supplier Review phases by conversion, replacement or isolation of non-compliant elements of hardware, software and equipment;

o    Verification testing to check the effectiveness of remediation measures;

o Contingency planning to ensure that we can meet our primary objective of maintaining service continuity; and

o    Ongoing communication with customers, suppliers and regulatory authorities.

     To date, the Programme is making satisfactory progress, with all elements up to verification testing expected to be completed by June 1999. A detailed contingency plan is already in place, which will be modified throughout 1999 as more information becomes available. Cable & Wireless Communications will continually review its progress against its year 2000 plans and conclude on appropriate and feasible contingency plans to reduce its exposure to the year 2000 issue. Further details of Cable & Wireless Communications' Year 2000 Programme will be published in Cable & Wireless Communications' Form 20F, which is scheduled to be published before September 30, 1999.

     Accounting rules require that year 2000 compliance costs are expensed as incurred. The Company's costs of year 2000 compliance are included within those for Cable & Wireless Communications as a whole. The Company will continue to contribute its share of such costs, estimated to be approximately $93,000 for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

     Revenues of the Partnership increased by $442,110 for the three months ended March 31, 1999, over the corresponding period in 1998 from $6,791,406 in 1998 to $7,233,516 in 1999. These increases were the result of increases in the South Herts System's customer base. The South Herts System served approximately 23,200 basic cable television customers and 30,400 residential telephony lines at March 31, 1999 as compared to approximately 22,700 basic cable television customers and 27,900 residential telephony lines at March 31, 1998.

     Operating expenses decreased $329,877 for the three months ended March 31, 1999 over the corresponding period in 1998 from $2,992,962 in 1998 to $2,663,085 in 1999. These reductions reflect ongoing efforts by Cable & Wireless Communications to control costs.

Selling, general and administrative expenses reduced $47,823 for the three months ended March 31, 1999 over the corresponding period in 1998 from $59,303 in 1998 to $11,480 in 1999. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1999 as compared to 1998.

     Management fees and allocated overhead from the General Partner increased by $260,694 for the three months ended March 31, 1999 over the corresponding period in 1998, from $1,890,397 in 1998 to $2,151,091 in 1999. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the CWC Group.

     Depreciation and amortization expense increased $199,845 for the three months ended March 31, 1999, over the corresponding period in 1998, from $1,390,885 in 1998 to $1,590,730 in 1999. These increases were due to the capital spend in the period.

     Interest expense increased by $15,176 for the three months ended March 31, 1999 over the corresponding period in 1998, from $835,890 in 1998 to $851,066 in 1999. These increases were generally due to interest on deferred fees charged by an affiliate of the General Partner.

     Interest income decreased by $39,533 for the three months ended March 31, 1999, over the corresponding period in 1998, from $39,533 in 1998 to $nil in 1999. The decrease in interest income in the quarter ended March 31, 1999 was due to lower surplus funds available for investment in the three month period ended March 31, 1999 as compared to the corresponding period in 1998.

     Net loss reduced by $201,575 for the three months ended March 31, 1999, over the corresponding period in 1998, from a loss of $256,138 in 1998 to a loss of $54,563 in 1999. The reductions in net loss were due to the increases in revenue, combined with reductions in operating expenses. The effect of these factors was only partly offset by the increases in allocated overheads and depreciation expense.

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

                                         SOUTH HERTFORDSHIRE UNITED
                                           KINGDOM FUND, LTD.
                                         a Colorado limited partnership
                                         BY:  FAWNSPRING LIMITED
                                                  Its General Partner



                                         BY:   /s/ Robert Drolet
                                               -----------------
                                               Robert Drolet
                                               Director
                                               April 13, 1999.