Form 10-Q
period 1999-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1999-08-13
CIK 857957

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                                + 44 1923 435000
                                ----------------
                          Registrant's telephone number

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

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                Unaudited
                                                                                 June 30,         December 31,
                                                                                   1999              1998
                                                                                   ----              ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                          $72,450           $76,337
                                                                          -----------------------------------
CURRENT ASSETS                                                                      72,450            76,337

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 depreciation and amortization of  $32,899,560  and $32,586,193 at              72,113,641        77,249,082
 June 30, 1999  and December 31, 1998, respectively

OTHER ASSETS                                                                       417,375           489,553
                                                                          -----------------------------------
            Total assets                                                       $72,603,466       $77,814,972
                                                                          -----------------------------------
LIABILITIES:
  Accounts payable to affiliates and related parties                            $1,206,826        $1,114,592
  Accrued liabilities                                                              159,125           175,779
                                                                          -----------------------------------
          Current liabilities of the Partnership                                 1,365,951         1,290,371

  Accounts payable to affiliates and related parties                            17,908,537        18,037,089
  Current installments due on loan facility                                      3,799,688         2,241,985
  Short term obligations under capital leases                                      111,825           288,753
                                                                          -----------------------------------
          Current liabilities of the Partnership & Company                      23,186,001        21,858,198

  Long term debt                                                                25,533,900        29,786,365
  Long  term obligations under capital leases                                           --            36,509
                                                                          -----------------------------------
          Total liabilities                                                     48,719,901        51,681,072

MINORITY INTERESTS                                                               8,194,640         8,912,532
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                              1,000             1,000
    Accumulated deficit                                                           (342,545)         (336,158)
                                                                          -----------------------------------
                                                                                  (341,545)         (335,158)
  Limited Partners
    Net contributed capital (56,935 units outstanding at                        48,817,997        48,817,997
      June 30, 1999 and December 31, 1998 respectively)
  Accumulated deficit                                                          (33,630,691)      (32,998,411)
                                                                          -----------------------------------
                                                                                15,187,306        15,819,586
Currency translation adjustment                                                    843,164         1,736,940
                                                                          -----------------------------------
Total partners' capital                                                         15,688,925        17,221,368
                                                                          -----------------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $72,603,466       $77,814,972
                                                                          -----------------------------------

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

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                                    For the three months             For the six months ended
                                                       ended June 30,                        June 30,

                                                    1999             1998             1999              1998
                                                    ----             ----             ----              ----
REVENUES                                           $7,091,227       $7,519,239       $14,324,315      $14,310,645

COSTS AND EXPENSES:
  Operating                                        (2,680,869)      (3,114,371)       (5,343,736)      (6,107,333)
  Selling, general and administrative                 (12,963)         (47,136)          (24,443)        (106,439)
  Management fees and allocated
    overhead from the General Partner              (2,900,247)      (2,403,033)       (5,056,706)      (4,293,430)
  Depreciation and amortization                    (1,448,029)        (973,034)       (3,114,804)      (2,363,919)
                                               -------------------------------------------------------------------
OPERATING PROFIT                                       49,119          981,665           784,626        1,439,524

OTHER INCOME (EXPENSE):
  Interest expense                                   (795,084)        (925,968)       (1,645,814)      (1,761,858)
  Interest income                                          --              233                --           39,766
  Other                                               (24,065)              --           (48,491)              --
                                               -------------------------------------------------------------------
(LOSS) PROFIT BEFORE MINORITY INTERESTS              (770,030)          55,930          (909,679)        (282,568)
  Minority interests                                  267,213          (45,356)          271,012           37,004
                                               -------------------------------------------------------------------
NET (LOSS) PROFIT                                   $(502,817)         $10,574         $(638,667)       $(245,564)
                                               -------------------------------------------------------------------
ALLOCATION OF NET (LOSS) PROFIT:
  General Partner                                     $(5,028)            $106           $(6,387)         $(2,456)
  Limited Partners                                  $(497,789)         $10,468         $(632,280)       $(243,108)

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP UNIT                                     $(8.74)           $0.18           $(11.11)          $(4.27)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                               56,935           56,935            56,935           56,935
  UNITS OUTSTANDING

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            ---------------------------------------------------------

                                                  For the three months ended           For the six months ended
                                                           June 30,                          June 30,

                                                     1999              1998            1999             1998
                                                     ----              ----            ----             ----
NET (LOSS) PROFIT                                   $(502,817)         $10,574         $(638,667)       $(245,564)
  Foreign currency translation adjustments          $(410,466)         $61,460         $(893,776)        $240,645
                                               -------------------------------------------------------------------
TOTAL COMPREHENSIVE (LOSS)/INCOME                   $(913,283)         $72,034       $(1,532,443)         $(4,919)
                                               -------------------------------------------------------------------

         The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                                                           For the six months ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                           1999                1998
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $(638,667)          $(245,564)
Adjustments to reconcile net loss to net cash generated in operating activities:
--------------------------------------------------------------------------------
  Minority interests                                                                        (271,012)            (37,004)
  Depreciation and amortization                                                            3,114,804           2,363,919
Change in operating assets and liabilities
------------------------------------------
  Decrease in other assets                                                                    48,491              69,604
  Increase in accounts payable to related parties                                            902,846             936,294
  Decrease in trade accounts payable and accrued liabilities                                 (16,654)             (7,072)
                                                                                   ----------------------------------------
    Net cash generated in operating activities                                             3,139,808           3,080,177

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system                             (1,845,900)         (2,632,814)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in borrowings                                                                  (1,091,861)                 --
  Principal payments under capital leases                                                   (202,047)           (447,363)
                                                                                   ----------------------------------------
    Net cash used in financing activities                                                 (1,293,908)           (447,363)

Effect of currency exchange rate changes                                                      (3,887)              6,098

                                                                                   ----------------------------------------
(Decrease) Increase in cash and cash equivalents                                              (3,887)              6,098
                                                                                   ----------------------------------------

Cash and cash equivalents, beginning of period                                                76,337             434,386

                                                                                   ----------------------------------------
Cash and cash equivalents, end of period                                                     $72,450            $440,484
                                                                                   ----------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                             $1,221,133          $1,535,366


         The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1998. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 1999 and its results of operations and cash flows for the six month periods ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Cable and Wireless Communications (South Hertfordshire) Limited (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY
     ------------------------

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 1999, the network consisted of approximately 570 miles of cable plant and included approximately 87,300 homes released to operations. At June 30, 1999 the South Herts System's cable television customers totaled approximately 23,300 and the South Herts System's residential telephony lines totaled approximately 30,400.

     The Company is now owned 66.7 percent by the Partnership and 33.3 percent by Cable and Wireless Communications plc, and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of Cable and Wireless Communications plc. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to Cable and Wireless Communications plc or to other affiliates.

     Cable and Wireless plc and Bell Atlantic presently own, directly or indirectly, approximately 53% and 19% respectively, of the issued share capital of Cable and Wireless Communications plc. Public shareholders hold the remaining 28%.

     Cable and Wireless Communications plc, through its subsidiaries and its interest in the Company, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.

     On July 26, 1999 Cable and Wireless plc, NTL Incorporated and Cable and Wireless Communications plc announced that they have agreed to propose a restructuring of Cable and Wireless Communications plc.

     Under this proposal, Cable and Wireless Communications plc (a 53 per cent owned subsidiary of Cable and Wireless plc) will be separated into its corporate, business, IP and wholesale operations ("CWC DataCo") and its consumer cable telephone, Internet and television operations ("CWC ConsumerCo"). Cable and Wireless plc then proposes to acquire the outstanding economic interest in CWC DataCo (thus achieving 100% ownership) and NTL Incorporated proposes to acquire CWC ConsumerCo.

     Under the transaction, it is proposed that Cable and Wireless Communications plc shareholders will be entitled to receive a combination of new Cable and Wireless plc shares, new NTL Incorporated common stock and cash in return for their interests in Cable and Wireless Communications plc.

     There are a number of pre-conditions to be satisfied before any proposals are put to Cable and Wireless Communications plc shareholders and a number of further conditions to be satisfied before completion. It is expected that the pre-conditions will be satisfied within the next six months when public documents will then be issued to Cable and Wireless Communications plc shareholders. Completion is expected to take place within the following three months.

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended June 30, 1999 and 1998 were $365,386 and $404,590 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 respectively. Consulting fees paid or payable by the Company for the six months ended June 30, 1999 and 1998 were $702,203 and $767,145 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998 respectively

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 1999 and 1998, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,534,861 and $1,998,443 respectively. During the six months ended June 30, 1999 and 1998, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $4,354,503 and $3,526,285 respectively. These increases were due to an increase in the provision of services by the General Partner in 1999 as compared to 1998.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 1999 and 1998, this interest charge was $190,555 and $171,296, respectively. For the six months ended June 30, 1999 and 1998, this interest charge was $376,244 and $243,997, respectively.

(4)  FINANCINGS
     ----------

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 1999, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company.

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

     The obligations of the Company under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of the Company. In addition, there is a pledge of all of the share capital of the Company given by Cable and Wireless Communications plc and the Partnership as additional security for the facility.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at June 30, 1999 was (pound)18,624,500 ($29,333,588) and this amount was all drawn under Facility B.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 1999 the Partnership had current liabilities of $1,365,951 most of which were payable to the General Partner.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The General Partner believes that the South Herts Credit Agreement and ongoing cash flows from operations will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at June 30, 1999 was (pound)18,624,500 ($29,333,588) and this amount was all drawn under Facility B.

YEAR 2000 ISSUE
---------------

     The year 2000 problem results from the use of two digits rather than four to define the year in computer hardware and software and in electronic equipment. When electronic systems process dates before and after January 1, 2000, they may recognize a date represented by "00" as indicating the year 1900, instead of 2000. Unless steps are taken to re-programme affected equipment and re-write software, this may create processing ambiguities that can cause errors and system failures, the effects of which may be limited or pervasive depending on the computer chip, system or software, and its location and function. By definition, the precise effects of the problem can only be estimated in advance and will not be known with certainty until into and even after the year 2000 itself.

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

     Given the complexity of the problem, it is not possible for any organization to guarantee that no problems will occur as a result of the year 2000 issue. However the Board is aware of the critical issues as they affect Cable and Wireless Communications plc, including the Company, and is fully involved in ensuring that steps are taken to ensure that an acceptable state of readiness is achieved. To address the year 2000 issue, a Year 2000 Programme has been set up which includes a comprehensive review to identify systems and equipment (both in the Company and in third party vendors) that could be affected by the year 2000 issue. The overall objective of the Programme is to ensure that Cable and Wireless Communications plc maintains continuity of business and service to its customers, before, during and after the roll-over into year 2000. The team steering the Programme is chaired by the Chief Executive Officer, and also contains other senior management members such as the directors responsible for operations, finance and risk. The steering team receives a formal report on the Programme monthly, and the Audit Committee has a standing agenda item on the Programme's progress.

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

     Cable and Wireless Communications plc also benefits from the Year 2000 Programme of Cable and Wireless plc which has a strong international element and through which the Group participates in testing of international interconnect.

     The key elements of Cable and Wireless Communications plc's Year 2000 Programme are as follows:

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

     In accordance with our Programme policies we have completed testing and implementation for all material elements of our core standard products and services. Cable and Wireless Communications plc will continually review its progress against its year 2000 plans and conclude on appropriate and feasible contingency plans to reduce its exposure to the year 2000 issue. Further details of Cable and Wireless Communications plc's Year 2000 Programme will be published in Cable and Wireless Communications plc's Form 20F, which is scheduled to be published before September 30, 1999.

     Accounting rules require that year 2000 compliance costs are expensed as incurred. The Company's costs of year 2000 compliance are included within those for Cable and Wireless Communications plc as a whole. The Company will continue to contribute its share of such costs, estimated to be approximately $69,000 for the three months ended June 30, 1999, and approximately $162,000 for the six months ended June 30, 1999. The company's share of Cable & Wireless Communications plc's total year 2000 compliance costs are expected to be $717,000.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased by $428,012 for the three months ended June 30, 1999, from $7,519,239 over the corresponding period in 1998 to $7,091,227 in 1999. This decrease was the result of an abnormally low usage in the quarter to June 1999, an adverse exchange movement and more competitive pricing. Overall, revenues of the Partnership increased by $13,670 for the six months ended June 30, 1999, from $14,310,645 over the corresponding period in 1998 to $14,324,315 in 1999. This movement was due to increases in the South Herts System's customer base. The South Herts System served approximately 23,300 basic cable television customers and 30,400 residential telephony lines at June 30, 1999 as compared to approximately 22,700 basic cable television customers and 28,100 residential telephony lines at June 30, 1998.

     Operating expenses decreased $433,502 for the three months ended June 30, 1999, from $3,114,371 over the corresponding period in 1998 to $2,680,869 in 1999. Operating expenses decreased $763,597 for the six months ended June 30, 1999, from $6,107,333 over the corresponding period in 1998 to $5,343,736 in 1999. These reductions reflect ongoing efforts by Cable and Wireless Communications plc to control costs by taking advantage of economies of scale within the Cable And Wireless Communications plc Group.

     Selling, general and administrative expenses reduced $34,173 for the three months ended June 30, 1999, from $47,136 over the corresponding period in 1998 to $12,963 in 1999. Selling, general and administrative expenses reduced $81,996 for the six months ended June 30, 1999, from $106,439 over the corresponding period in 1998 to $24,443 in 1999. These reductions were due to reductions in overhead costs, resulting from the provision of additional services by the General Partner in 1999 as compared to 1998.

     Management fees and allocated overhead from the General Partner increased by $497,214 for the three months ended June 30, 1999, from $2,403,033 over the corresponding period in 1998 to $2,900,247 in 1999. Management fees and allocated overhead from the General Partner increased by $763,276 for the six months ended June 30, 1999, from $4,293,430 over the corresponding period in 1998 to $5,056,706 in 1999. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the Cable And Wireless Communications plc Group.

     Depreciation and amortization expense increased $474,995 for the three months ended June 30, 1999, from $973,034 over the corresponding period in 1998 to $1,448,029 in 1999. Depreciation and amortization expense increased $750,885 for the six months ended June 30, 1999, from $2,363,919 over the corresponding period in 1998 to $3,114,804 in 1999.

     Interest expense decreased by $130,884 for the three months ended June 30, 1999, from $925,968 over the corresponding period in 1998 to $795,084 in 1999. Interest expense decreased by $116,044 for the six months ended June 30, 1999, from $1,761,858 over the corresponding period in 1998 to $1,645,814 in 1999. These decreases were due to repayments of the principal on the loan.

     Interest income decreased by $233 for the three months ended June 30, 1999, from $233 over the corresponding period in 1998 to $nil in 1999. Interest income decreased by $39,766 for the six months ended June 30, 1999, from $39,766 over the corresponding period in 1998 to $nil in 1999. The decrease in interest income in the quarter ended June 30, 1999 was due to lower surplus funds available for investment in the period as compared to the corresponding period in 1998.

     Net loss increased by $513,391 for the three months ended June 30, 1999, from a profit of $10,574 over the corresponding period in 1998 to a loss of $502,817 in 1999. The increase in net loss was due to a fall in revenue. Net loss increased by $393,103 for the six months ended June 30, 1999, from a loss of $245,564 over the corresponding period in 1998 to a loss of $638,667 in 1999. The increases in net loss were due lower than expected revenue growth.

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

                                        SOUTH HERTFORDSHIRE UNITED
                                        KINGDOM FUND, LTD.
                                        a Colorado limited partnership
                                        BY:  FAWNSPRING LIMITED
                                             Its General Partner



                                        BY:  /s/ Robert Drolet
                                             -----------------------------
                                                 Robert Drolet
                                                 Director
                                                 12 August, 1999.