Form 10-Q
period 1999-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 1999-11-15
CIK 857957

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

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

      Yes  X                                                  No _____
           -

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                            Unaudited
                                                                          September 30,      December 31,
                                                                               1999              1998
                                                                               ----              ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                    $75,757           $76,337

                                                                         ----------------- -----------------
CURRENT ASSETS                                                                75,757            76,337

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 Depreciation and amortization of  $35,844,642  and $32,586,193 at        74,282,758        77,249,082
 September 30, 1999  and December 31, 1998, respectively

OTHER ASSETS                                                                 411,725           489,553

                                                                         ----------------- -----------------
    Total assets                                                         $74,770,240       $77,814,972
                                                                         ----------------- -----------------

LIABILITIES:
  Accounts payable to affiliates and related parties                      $1,437,116        $1,114,592
  Accrued liabilities                                                        172,125           175,779
                                                                         ----------------- -----------------
            Current liabilities of the Partnership                         1,609,241         1,290,371

  Accounts payable to affiliates and related parties                      18,493,040        18,037,089
  Current installments due on loan facility                                4,847,238         2,241,985
  Short term obligations under capital leases                                 54,348           288,753
                                                                         ----------------- -----------------
            Current liabilities of the Partnership & Company              25,003,867        21,858,198

  Long term debt                                                          25,269,623        29,786,365
  Long  term obligations under capital leases                                      -            36,509
                                                                         ----------------- -----------------
            Total liabilities                                             50,273,490        51,681,072


MINORITY INTERESTS                                                         8,483,642         8,912,532

  General Partner
    Contributed capital                                                        1,000             1,000
    Accumulated deficit                                                     (346,748)         (336,158)

                                                                         ----------------- -----------------
                                                                            (345,748)         (335,158)
  Limited Partners
    Net contributed capital (56,935 units outstanding at
      September 30, 1999 and December 31, 1998 respectively)              48,817,997        48,817,997


  Accumulated deficit                                                    (34,046,804)      (32,998,411)
                                                                         ----------------- -----------------
                                                                          14,771,193        15,819,586

Accumulated comprehensive income                                           1,587,663         1,736,940

                                                                         ----------------- -----------------
Total partners' capital                                                   16,013,108        17,221,368

                                                                         ----------------- -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $74,770,240       $77,814,972
                                                                         ----------------- -----------------

                  The accompanying notes to unaudited financial
                    statements are an integral part of these
                            unaudited balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------



                                                                For the three months               For the nine months
                                                                ended SEPTEMBER 30,               ended SEPTEMBER 30,
                                                                -------------------               -------------------

                                                               1999             1998             1999              1998
                                                               ----             ----             ----              ----

REVENUES                                                   $7,027,768       $6,928,913       $21,351,916      $21,239,558

COSTS AND EXPENSES:
  Operating                                                (2,650,132)      (2,910,256)       (7,992,229)      (9,017,589)
  Selling, general and administrative                        (215,748)         (54,720)         (240,191)        (161,159)
  Management fees and allocated
    Overhead from the General Partner                      (2,449,670)      (1,944,738)       (7,506,273)      (6,238,168)
  Depreciation and amortization                            (1,420,278)        (953,114)       (4,534,895)      (3,317,033)
                                                       ---------------- ---------------- ----------------- ----------------
OPERATING PROFIT                                              291,940        1,066,085         1,078,328        2,505,609


OTHER INCOME (EXPENSE):
  Interest expense                                           (773,158)      (1,150,337)       (2,418,902)      (2,912,132)
  Interest income                                                   -                -                 -           39,703
  Other                                                       (24,195)               -           (72,686)               -
                                                       ---------------- ---------------- ----------------- ----------------
(LOSS) BEFORE MINORITY INTERESTS                             (505,413)         (84,252)       (1,413,260)        (366,820)
                                                       ---------------- ---------------- ----------------- ----------------

  Minority interests                                           83,265           (1,713)          354,277           35,291
                                                       ---------------- ---------------- ----------------- ----------------
NET (LOSS)                                                  $(422,148)        $(85,965)      $(1,058,983)       $(331,529)
                                                       ---------------- ---------------- ----------------- ----------------
ALLOCATION OF NET (LOSS) :
  General Partner                                             $(4,221)           $(860)         $(10,590)         $(3,315)
  Limited Partners                                          $(417,927)        $(85,105)      $(1,048,393)       $(328,214)

NET (LOSS)  PER LIMITED
  PARTNERSHIP UNIT                                             $(7.34)          $(1.49)          $(18.41)          $(5.76)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                       56,935           56,935            56,935           56,935
  UNITS OUTSTANDING

        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
        ----------------------------------------------------------------

                                                                For the three months ended           For the nine months ended
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       -------------                     -------------

                                                               1999              1998            1999             1998
                                                               ----              ----            ----             ----

NET (LOSS) PROFIT                                           $(422,148)       $(85,965)     $(1,058,983)      $(331,529)
  Foreign currency translation adjustments                    744,499         296,230         (149,277)        536,875
                                                      ------------------ --------------- ---------------- ---------------

TOTAL COMPREHENSIVE INCOME / (LOSS)                          $322,351        $210,265      $(1,208,260)       $205,346
                                                      ------------------ --------------- ---------------- ---------------



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

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------



                                                                                             For the nine months ended
                                                                                                     September 30,
                                                                                                    -------------
                                                                                              1999                1998
                                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(1,058,983)         $(331,529)
Adjustments to reconcile net loss to net cash
generated in operating activities:
---------------------------------------------
  Minority interests                                                                       (354,277)            (35,291)
  Depreciation and amortization                                                           4,534,895           3,317,033

CHANGE IN OPERATING ASSETS AND LIABILITIES
  Decrease in other assets
                                                                                              72,686             94,341
  Increase in accounts payable to related parties
                                                                                             903,977          1,794,156
  Decrease in trade accounts payable and accrued liabilities
                                                                                              (3,654)            (6,500)
                                                                                   ------------------- --------------------
     Net cash generated in operating activities                                            4,094,644          4,832,210

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system
                                                                                          (2,195,117)        (4,246,588)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of  borrowings                                                               (1,636,242)
                                                                                                                      -
  Principal payments under capital leases
                                                                                            (263,285)          (669,992)
                                                                                   ------------------- --------------------
      Net cash used in financing activities                                               (1,899,527)          (669,992)

Increase/ (decrease) in cash and cash equivalents before exchange rate changes                    -             (84,370)

Effect of currency exchange rate changes                                                                         11,145
                                                                                               (580)
                                                                                   ------------------- --------------------
(Decrease)  in cash and cash equivalents                                                       (580)            (72,925)

                                                                                   ------------------- --------------------

Cash and cash equivalents, beginning of period                                               76,337             434,386

                                                                                   ------------------- --------------------
Cash and cash equivalents, end of period                                                    $75,757            $361,461
                                                                                   ------------------- --------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                            $1,766,003          $2,380,647




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

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1998 filed on form 10-K.The financial information as of and for the periods ended September 30, 1999 and 1998 included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 1999 and its results of operations and cash flows for the periods presented herein. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Cable and Wireless Communications (South Hertfordshire) Limited (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), that entity has been consolidated in these financial statements.


(2)  INVESTMENT IN SUBSIDIARY
     ------------------------

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 1999, the network consisted of approximately 570 miles of cable plant and included approximately 91,300 homes released to operations. At September 30, 1999 the South Herts System's cable television customers totaled approximately 23,900 and the South Herts System's residential telephony lines totaled approximately 30,600.

     The Company is now owned 66.7 percent by the Partnership and 33.3 percent by Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of Cable & Wireless Communications plc. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to Cable & Wireless Communications plc or to other affiliates.

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

     On July 26, 1999 Cable and Wireless plc, NTL Incorporated and Cable & Wireless Communications plc announced that they have agreed to propose a restructuring of Cable & Wireless Communications plc.

     Under this proposal, Cable & Wireless Communications plc (a 53 per cent owned subsidiary of Cable and Wireless plc) will be separated into its corporate, business, Internet Protocol and wholesale operations ("CWC DataCo") and its consumer cable telephone, Internet and television operations ("CWC ConsumerCo"). Cable and Wireless plc then proposes to acquire the outstanding economic interest in CWC DataCo (thus achieving 100% ownership) and NTL Incorporated proposes to acquire CWC ConsumerCo.

     Under the transaction, it is proposed that Cable & Wireless Communications plc shareholders will be entitled to receive a combination of new Cable and Wireless plc shares, new NTL Incorporated common stock and cash in return for their interests in Cable & Wireless Communications plc.

     There are a number of pre-conditions to be satisfied before any proposals are put to Cable & Wireless Communications plc shareholders and a number of further conditions to be satisfied before completion. It is expected that the pre-conditions will be satisfied within the next six months when public documents will then be issued to Cable & Wireless Communications plc shareholders.

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended September 30, 1999 and 1998 were $356,473 and $402,958 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 respectively. Consulting fees paid or payable by the Company for the nine months ended September 30, 1999 and 1998 were $1,069,292 and $1,170,103 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998 respectively.

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 1999 and 1998, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,093,197 and $1,541,780 respectively. During the nine months ended September 30, 1999 and 1998, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $6,436,981 and $5,068,065 respectively. These increases were due to an increase in the provision of services by the General Partner in 1999 as compared to 1998.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 1999 and 1998, this interest charge was $206,491 and $280,371 respectively. For the nine months ended September 30, 1999 and 1998, this interest charge was $582,735 and $524,368, respectively.

(4)  FINANCINGS
     ----------

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan will require repayment of outstanding principal amounts beginning on March 31 1999 with payments being made quarterly, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company.

     The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The Company is in compliance with all covenants as of September 30, 1999. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans are permitted only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

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

     The obligations of the Company under the South Herts Credit Agreement are secured by a charge over all of the assets of the Company. In addition, there is a pledge of all of the share capital of the Company given by Cable & Wireless Communications plc and the Partnership as additional security for the facility.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at September 30, 1999 was (pound)18,287,000 ($30,116,860) and this amount was all drawn under Facility B.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 1999 the Partnership had current liabilities of $1,609,241 most of which were payable to the General Partner.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The General Partner believes that the South Herts Credit Agreement and ongoing cash flows from operations will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at September 30, 1999 was (pound)18,287,000 ($30,116,860) and this amount was all drawn under Facility B.

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

     Given the complexity of the problem, it is not possible for any organization to guarantee that no problems will occur as a result of the year 2000 issue. However the Board is aware of the critical issues as they affect Cable & Wireless Communications plc, including the Company, and is fully involved in ensuring that steps are taken to ensure that an acceptable state of readiness is achieved. To address the year 2000 issue, a Year 2000 Programme has been set up which includes a comprehensive review to identify systems and equipment (both in the Company and in third party vendors) that could be affected by the year 2000 issue. The overall objective of the Programme is to ensure that Cable & Wireless Communications plc maintains continuity of business and service to its customers, before, during and after the roll-over into year 2000. The team steering the Programme is chaired by the Chief Executive Officer, and also contains other senior management members such as the directors responsible for operations, finance and risk. The steering team receives a formal report on the Programme monthly, and the Audit Committee has a standing agenda item on the Programme's progress.

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

     Cable & Wireless Communications plc also benefits from the Year 2000 Programme of Cable and Wireless plc which has a strong international element and through which the Group participates in testing of international interconnect.

The key elements of Cable & Wireless Communications plc's Year 2000 Programme are as follows:

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

     In accordance with our Programme policies we have completed testing and implementation for all material elements of our core standard products and services. Cable & Wireless Communications plc will continually review its progress against its year 2000 plans and conclude on appropriate and feasible contingency plans to reduce its exposure to the year 2000 issue. Further details of Cable & Wireless Communications plc's Year 2000 Programme are published in Cable & Wireless Communications plc's Form 20F.

     Accounting rules require that year 2000 compliance costs are expensed as incurred. The Company's costs of year 2000 compliance are included within those for Cable & Wireless Communications plc as a whole. The Company will continue to contribute its share of such costs, estimated to be approximately $66,000 for the three months ended September 30, 1999, and approximately $228,000 for the nine months ended September 30, 1999. The company's share of Cable & Wireless Communications plc's total year 2000 compliance costs are expected to be $717,000.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased by $98,855 for the three months ended September 30, 1999, from $6,928,913 over the corresponding period in 1998 to $7,027,768 in 1999. Overall revenues of the Partnership increased by $112,358 for the nine months ended September 30, 1999, from $21,239,558 over the corresponding period in 1998 to $21,351,916 in 1999. The South Herts System served approximately 23,900 basic cable television customers and 30,600 residential telephony lines at September 30, 1999 as compared to approximately 22,600 basic cable television customers and 29,500 residential telephony lines at September 30, 1998.

     Operating expenses decreased $260,124 for the three months ended September 30, 1999, from $2,910,256 over the corresponding period in 1998 to $2,650,132 in 1999. Operating expenses decreased $1,025,360 for the nine months ended September 30, 1999, from $9,017,589 over the corresponding period in 1998 to $7,992,229 in 1999. These reductions reflect ongoing efforts by Cable & Wireless Communications plc to control costs by taking advantage of economies of scale within the Cable & Wireless Communications plc Group.

     Selling, general and administrative expenses increased $161,028 for the three months ended September 30, 1999, from $54,720 over the corresponding period in 1998 to $215,748 in 1999. Selling, general and administrative expenses increased $79,032 for the nine months ended September 30, 1999, from $161,159 over the corresponding period in 1998 to $240,191 in 1999. This is due to an increase in liability insurance incurred.

     Management fees and allocated overhead from the General Partner increased by $504,932 for the three months ended September 30, 1999, from $1,944,738 over the corresponding period in 1998 to $2,449,670 in 1999. Management fees and allocated overhead from the General Partner increased by $1,268,105 for the nine months ended September 30, 1999, from $6,238,168 over the corresponding period in 1998 to $7,506,273 in 1999. This increase is due to an increase in various expenses including bad debt charges, wages and computing costs.

     Depreciation and amortization expense increased $467,164 for the three months ended September 30, 1999, from $953,114 over the corresponding period in 1998 to $1,420,278 in 1999. Depreciation and amortization expense increased $1,217,862 for the nine months ended September 30, 1999, from $3,317,033 over the corresponding period in 1998 to $4,534,895 in 1999.

     Interest expense decreased by $377,179 for the three months ended September 30, 1999, from $1,150,337 over the corresponding period in 1998 to $773,158 in 1999. Interest expense decreased by $493,230 for the nine months ended September 30, 1999, from $2,912,132 over the corresponding period in 1998 to $2,418,902 in 1999. These decreases were due to repayments of the principal on the loan and a reduction in U.K. interest rates.

     There was no interest income in either the three months ended September 30 1998 or September 30 1999. Interest income decreased by $39,703 for the nine months ended September 30, 1999, from $39,703 over the corresponding period in 1998 to $nil in 1999.

     Net loss increased by $336,183 for the three months ended September 30, 1999, from a loss of $85,965 over the corresponding period in 1998 to a loss of $422,148 in 1999. Net loss increased by $727,454 for the nine months ended September 30, 1999, from a loss of $331,529 over the corresponding period in 1998 to a loss of $1,058,983 in 1999. The increases in net loss were due to lower than expected revenue growth.

MARKET RISK DISCLOSURES
-----------------------

Interest rate risk: At September 30 1999, the Company had (pound)18,287,000 ($30,116,860) drawn under Facility B of the South Herts Credit Agreement. This bears interest at LIBOR plus a margin from 0.75% to 2.0% depending on the bank debt ratio of the Company.

Foreign exchange risk: As operations are UK based where revenues and expenses are denominated in Sterling pounds, the consolidated balance sheet is affected by movements in the US dollar/Sterling exchange rate. For details of the foreign currency translation adjustments during the period see the unaudited consolidated statements of comprehensive income/(loss) on page 3.

                           PART II. OTHER INFORMATION



Items 1 - 5. There are no matters which require disclosure.

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

                                                 SOUTH HERTFORDSHIRE UNITED
                                                  KINGDOM FUND, LTD.
                                                 a Colorado limited partnership
                                                 BY:  FAWNSPRING LIMITED
                                                        Its General Partner



                                                 BY:   /s/ Robert Drolet
                                                       -----------------
                                                          Director
                                                          15 November, 1999.