Form 10-K
period 1999-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2000-05-18
CIK 857957

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________________ to __________________

Commission file number: 0-19889

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
             (Exact name of registrant as specified in its charter)

      Colorado      South Hertfordshire United Kingdom Fund, Ltd.    #84-1145140
--------------------------------------------------------------------------------
(State of Organization)                      (IRS Employer Identification No.)

Caxton Way, Watford, WD1 8XH, England            011-44-1923-435000
-------------------------------------            ------------------
(Address of principal executive office           (Registrant's telephone no.
and Zip Code)                                    including area code)

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

                  Yes  x                          No
                      ---                            ---

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

TABLE OF CONTENTS
                                                                            Page
PART I
ITEM 1.    DESCRIPTION OF BUSINESS                                             3
ITEM 2.    DESCRIPTION OF PROPERTIES                                          22
ITEM 3.    LEGAL PROCEEDINGS                                                  22
ITEM 4.    CONTROL OF REGISTRANT                                              22
PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                                    22
ITEM 6.    SELECTED FINANCIAL DATA                                            23
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                24
ITEM 7a    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         27
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        28
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                             39
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 39
ITEM 11.   EXECUTIVE COMPENSATION                                             40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                     40
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     40
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                        40
           REPORTS ON FORM 8-K

Signatures                                                                    42

Exhibit Index                                                                 43

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


         On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of Cable & Wireless Communications (South Hertfordshire) Limited (formerly Jones Cable Group of South Hertfordshire Limited) ("Cable & Wireless Communications South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). Cable & Wireless Communications South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London (the "South Herts System"). The acquisition by the Partnership of all of the shares of Cable & Wireless Communications South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of Cable & Wireless Communications South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in Cable & Wireless Communications South Herts, cost reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation.


         The South Herts System's ownership by Cable & Wireless Communications South Herts, a United Kingdom corporation, rather than directly by the Partnership, results from an intention to insulate the limited partners of the Partnership (the "Limited Partners") from potential United Kingdom taxation upon the eventual sale of the South Herts System. Under current United Kingdom tax laws, the sale of the United Kingdom cable television/telephony system by a U.S. limited partnership may give rise to limited partner tax liability in the United Kingdom whereas the sale of shares in a United Kingdom corporation by a U.S. limited partnership does not give rise to limited partner tax liability in the United Kingdom on the basis that the limited partnership is not itself trading in the United Kingdom through a permanent establishment there. The shares of Cable & Wireless Communications South Herts are held indirectly by the Partnership through corporate nominees on the advice of the Partnership's counsel in the United Kingdom. This indirect ownership structure is intended to afford the Limited Partners more certain protection from United Kingdom tax liability.


         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in Cable & Wireless Communications South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested (pound)3,400,000 in Cable & Wireless Communications South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest (pound)6,800,000 in Cable & Wireless Communications South Herts, of which (pound)2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested (pound)3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested (pound)503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested (pound)1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested (pound)466,800 for 4,668 Class B shares.


         On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in Cable & Wireless Communications South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in Cable & Wireless Communications South Herts, to Cable & Wireless Communications (B) plc ("BCM") in exchange for ordinary shares (in the form of American Depository Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI Telecom Holding Inc (formerly Bell Canada International Inc.) ("BCITH") and 20 percent by Cable and Wireless plc ("C&W").


         On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in Cable & Wireless Communications South Herts, the Sandler Group's interest in Cable & Wireless Communications South Herts and the general partner interest in the Partnership. These acquisitions are collectively referred to herein as the "BCM Acquisition." In October 1994, the Partnership invested (pound)5,108,900 in Cable & Wireless Communications South Herts for 51,089 Class A shares and BCM invested (pound)2,554,600 in Cable & Wireless Communications South Herts for 25,546 Class A shares. In November 1994, the Partnership invested (pound)1,410,000 in Cable & Wireless Communications South Herts for 14,100 Class A shares and BCM invested (pound)705,000 in Cable & Wireless Communications South Herts for 7,050 Class A shares. As a result of these transactions, Cable & Wireless Communications South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner"). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.


         On October 21, 1996, BCM entered into a number of agreements relating to the acquisition of control of the outstanding shares of Cable & Wireless Communications (V) Plc ("Videotron"). Prior to the acquisition, BCM owned 26.2% of Videotron and did not control Videotron's operations. Pursuant to an agreement entered into on October 21, 1996 and consummated on December 17, 1996, BCM acquired control of an additional 55.6% of Videotron, increasing its direct and indirect shareholding in Videotron to 81.8%. Subsequently, certain share options of Videotron were exercised, and as of January 8, 1997, BCM owned 81.7% of Videotron's ordinary shares. Also on December 17, 1996, a subsidiary of C&W subscribed for additional shares in BCM, increasing its stake in the company to 32.5%, with BCI's indirect stake reducing to 32.5%.


         On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron. BCM now owns all of the current issued ordinary share capital of Videotron.


         On October 22, 1996, C&W, BCITH and Bell Atlantic (at that time, NYNEX) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine:
(i) Cable & Wireless Communications (Mercury) Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) Cable & Wireless Communications CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable and Wireless Communications plc ("C&W Comms"). On completion of this combination, C&W Comms became the largest provider of integrated telecommunications and television entertainment services in the United Kingdom.


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


         Cable & Wireless Communications South Herts is one of 47 franchise areas which C&W Comms manages and controls from its headquarters in the South Hertfordshire franchise. Management control is exercised by Fawnspring Limited, a UK corporation, which is the general partner of the Partnership (the "General Partner"), although it is delegated to other affiliated companies of C&W Comms as the General Partner believes that returns are maximised by management as an integral part of a larger group to reap the benefits of synergy. C&W Comms Services performs all billing and collection functions and other C&W Comms group companies procure all services on behalf of Cable & Wireless Communications South Herts. C&W Comms arrange all necessary funding on behalf of Cable & Wireless Communications South Herts. Cable & Wireless Communications South Herts is an integral part of C&W Comms strategy for developing activities in the UK.


         On 26 July 1999, C&W, NTL Incorporated ("NTL") and C&W Comms announced:

(a) the proposed separation of C&W Comms into its corporate, business, Internet protocol and wholesale operations ("CWC DataCo") and its residential cable, business cable, indirect residential telephony, residential Internet and digital television development and services businesses ("CWC ConsumerCo"), (which includes Cable & Wireless Communications South Herts);


(b) the proposed indirect acquisition by C&W of the 47.3 per cent interest in CWC DataCo which is not currently attributable to it (thereby achieving 100 per cent ownership of CWC DataCo); and


(c) the proposed indirect acquisition by NTL of CWC ConsumerCo (together with the proposed separation of C&W Comms and the C&W acquisition, the "Transaction").


         Shareholder and other public documentation relevant to the Transaction, in particular the documents required to solicit various shareholder and bondholder consents, was posted on February 14, 2000 to holders of relevant securities of C&W, NTL and C&W Comms. However, the transaction remains conditional upon various matters and, in particular, the competition clearances relating to the NTL acquisition of CWC ConsumerCo and France Telecom's investment in NTL.


         The South Herts System

         Franchise Area

         The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which 91,438 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.


         The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.


         Operations

         Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 1999, approximately 91,438 homes, or 97 percent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. At December 31, 1999, Cable & Wireless Communications South Herts serviced approximately 24,717 basic cable television customers and 30,909 residential telephony lines.


         Products and Services


         Three main types of service are offered by Cable & Wireless Communications South Herts: cable television (mainly to the home but also to businesses), residential telephony services and telecommunications services for business customers.


         Cable Television Services. Cable & Wireless Communications South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming and premium packages, which are based on films, sporting events, Asian programming and adult programming. Pay-per-view ("PPV") facilities are also available, providing a way for customers to buy television programming, including high profile movies, sports and music events. Cable & Wireless Communications South Herts uses its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than having to place an order over the telephone, which direct-to-home ("DTH") television subscribers must do.


         Residential Telephony Services. Cable & Wireless Communications South Herts offers local and long distance and international telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls, itemized billing, call waiting, call divert, call screening and speed dialling.


           Internet access is available free from C&W Comms ISP via Internet
Lite.


         Business Telecommunications Services. Cable & Wireless Communications South Herts offers businesses a range of services alongside basic telephony, including fax, private circuits and virtual private networks. A Centrex service, which offers customers the facilities they would expect from a private switchboard without the need to buy or maintain their own switching equipment, has been introduced.


         Future Services


         Opportunities for interactive and integrated services, which may be offered by Cable & Wireless Communications South Herts in the future, include the following:


         Digital television. Digital television is a technology that allows customers to have access to a much higher channel capacity. The increased capacity can be used for more broadcast channels, as well as for PPV, near video-on-demand, broadband Internet access, games, home shopping/banking and a wide range of other interactive services. The primary aim of digital television will be to give more choice to the customer. Cable & Wireless Communications South Herts has introduced digital television services as part of the roll-out of such services by C&W Comms in January 2000.


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


         Internet and other on-line information services. With the growth in the home PC market fuelling the rapid growth in demand for Internet access and other on-line information services, Cable & Wireless Communications South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated "return path" network to offer full interactivity. Internet access will be available via customers' television sets from Summer 2000. PC access via cable modem will be available later.


         Competitive Advantages

         The South Herts franchise is managed as an integral part of C&W Comms. C&W Comms has certain competitive strengths that position it to compete effectively against BT and other potential competitors serving the UK market.

         Regulatory Environment and Market Position

         C&W Comms believes that the UK regulatory climate is generally favorable for its operations. UK telecommunication policy has historically tended towards promoting facilities-based competition, although more recently this has shifted to a position whereby facilities-based and services-based competition, are promoted in a balanced manner. At this stage of the development of the UK market, Oftel has rejected demands from service providers to allow them cost-based network services without having to build competing network elements although they have encouraged the development of retail-minus products for this sector by infrastructure providers. In addition, the UK regulatory regime places greater burdens on those operators with significant market power, giving C&W Comms greater operational flexibility than BT. Finally, C&W Comms believes that the availability of number portability and reciprocal charging arrangements between operators will generally favor C&W Comms and other facilities-based competitors over BT.

         National Network Presence

         C&W Comms' continually expanding high-capacity local, national and international network creates a competitive advantage in the UK market. The Company is able to provide access (either direct or indirect) to almost all small-to-medium-sized enterprises and large corporate businesses in the United Kingdom. When construction of the cable television networks is complete, direct access will be available to approximately 25 per cent. of all homes in the United Kingdom. In addition, C&W Comms can provide telecommunication services to substantially all potential UK customers by indirect connection to its network. As a national operator, C&W Comms benefits from cost advantages in network operations and marketing.

         Integrated Products and New Services

         C&W Comms believes it is well positioned in its franchise areas to integrate a complete range of communications products, including multichannel television and interactive services, fixed and mobile telephony, and Internet and data services, and to offer these products at competitive prices to the residential and business market segments. Product bundling provides customers with increased value and a broadened range of services, and can also help reduce residential customer churn. As part of its marketing efforts, C&W Comms will continue to determine how best to maximize customer take-up through the variety and value of its product offerings.

         Additionally, C&W Comms offers its customers integrated packages of products, such as "telebusiness", corporate Internet services, on-line Internet access services and number portability. In the future, C&W Comms will offer the same products along with digital television products such as near video-on-demand.


         Advanced Technology

         C&W Comms' digital telecommunication network is capable of supporting a wide range of services and all anticipated growth of traffic volumes. The (pound)400 million Synchronous Digital Hierarchy (SDH) upgrade of the C&W Comms network, known as Network 2000, is progressing well. Upon completion of Network 2000, the Company will own one of the most advanced national communications networks in the world, incorporating Dense Wave Division Multiplexing (DWDM) technology along with SDH, ATM and IP. This will significantly improve both speed and reliability, increasing network capacity by more than 1,000 fold and providing the infrastructure for the UK, via C&W Comms, to exploit the age of IP based, integrated communications.



         The development of a Network Level Management system, which went live in February 1999, enables Network Controllers to identify and diagnose transmission faults for different types of equipment across the entire network from a single terminal for the first time. This augments the Company's ability to offer a broad range of sophisticated customer support services ranging from total contract management of large corporate customers' telemarketing centres to switch-based residential value-added services, such as call forwarding, call waiting and number portability. C&W Comms' value-added services can enhance C&W Comms' competitiveness while also providing a net contribution to C&W Comms' results. In addition, C&W Comms believes these services enhance customer loyalty thereby reducing the risk of churn.


         Pricing Flexibility

         Modifications made in June 1996 and February 1997 to Mercury's PTO license mean that C&W Comms is no longer required to publish prices for national services or subject to the prohibition on undue preference or discrimination in relation to these services. This provides C&W Comms with an advantage relative to BT, giving it the same pricing flexibility as new entrants in the UK domestic telecommunication market. Oftel has determined that C&W Comms has a "well-established" operator status in international markets for retail and wholesale service. Oftel regularly reviews status and in the last review in February 1999 reduced the number of routes to just above 60, excluding the main traffic heavy routes. On those international routes where Mercury has been deemed to be `well established' the price publication and prohibitation on discrimination rules apply, otherwise Mercury is unencumbered by prescriptive regulation in this area.

         Strong Management Team and Strategic Relationships

         C&W Comms has recruited its senior executives both from within its constituent companies and from other well-established corporations. C&W Comms' senior executive team has the requisite experience to operate a business of the scope and scale of C&W Comms.

         C&W Comms also benefits from close working relationships with C&W and Bell Atlantic, and these relationships provide it with access to significant bodies of accumulated experience and technological capability.




Pricing


         All prices set out in this section include Value Added Tax.



         Cable Television. Cable & Wireless Communications South Herts currently charges customers on the basic Access cable television package (pound)9.98 per month. Charges for dual packages including premium channels are up to (pound)60.00. C&W Comm's cable television services include the supply and installation of one addressable converter box which provides service to one television set. There is a monthly charge of approximately (pound)10.00 per additional channel selector box. Cable & Wireless Communications South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well as for those who choose to pay by direct debit.



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


         Dual Product Packages. C&W Comms offers within its C&W Comms franchises dual product cable television and telephony packages ("Dual Product Packages"). These Dual Product Packages known as Unity Packages provide customers within these areas with a range of cable television packages integrated with its telephony services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include both a range of basic television packages together with the option to add certain "Premium" channels (including sports and movie channels) and provide the customer with the additional benefit of dealing with just one communications company. Subscriptions are taken by both existing and new customers of C&W Comms with the main interest being the entry level package, a mid-range package and a big basic package. Based on past experience, C&W Comms believes that customers with both cable television and telecommunications services are less likely to terminate service than those with only cable television service. The Unity Packages are designed to provide the consumer with greater choice and flexibility. They are also intended to increase the rate of uptake of dual packaged services in addition to stimulating higher penetration levels.


         Cable & Wireless Communications South Herts' Network


         Construction of Cable & Wireless Communications South Herts' cable television/telephony network is substantially complete with approximately 97% of homes in the South Hertfordshire franchise area passed at December 31, 1999.


         Network Architecture. Cable & Wireless Communications South Herts' network is designed to take integrated two-way broadband cable television systems. The network utilises fibre optic cables on major trunk routes from a central location containing the cable television headend and telephony switch to nodes that serve approximately 1,500 homes and 600 homes for cable television and telephony, respectively.


         Cable & Wireless Communications South Herts' network makes extensive use of fiber optic cable. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided.


         The cable television system has the capacity to ultimately carry between 200 and 300 channels of television plus radio, teletext, telecommunications and other related services. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications.


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


         Cable & Wireless Communications South Herts' telephony network employ an open architecture, using a combination of SDH and PDH Technology for system resilience. Voice and high speed data services may be provided across the network. Multipair copper cable is used to connect fiber optic nodes serving approximately 600 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer's home.


         Cable & Wireless Communications South Herts' telephony switch has multiple interconnects to the C&W Comms and the BT networks.


         Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including "construction costs" such as trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment, "customer costs" including converters, customer electronics and installation of cable from the network to the customer's home), and "other costs" such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labour. Total capital expenditure by Cable & Wireless Communications South Herts on its cable television/telephony systems up to December 31, 1999 was approximately (pound)66.5 million ($108.4 million based on a December 31, 1999 exchange rate of (pound)1=$1.62).


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


         Domestic Interconnect. Tariffs for national calls are influenced by interconnect charges payable to BT. As the dominant operator in the UK telecommunications market, BT's interconnect rates are regulated by OFTEL. BT's interconnect charges are, at present, controlled through a price control mechanism linked to the UK Retail Price Index. The interconnect rate entitles an operator to compensation for (i) terminating in its network a call that has originated in another network, (ii) providing its customers with access to those services of another network operator which are invoiced by such other network operator, and (iii) transit of traffic between two networks. Interconnection with other licensed operators is an important component of C&W Comms' network, since the majority of the traffic handled by C&W Comms originates from or terminates on BT's or on other licensed operators' networks. C&W Comms operates under interconnection agreements with BT and a number of other licensed operators, including cellular, PCN, ISR and cable operators.


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


Competition


         Cable Television


         Overview. It has been the UK Independent Television Commission's (the "ITC's") policy not to grant more than one cable television license in any franchise area. Accordingly, Cable & Wireless Communications South Herts is the exclusive provider of cable television services in its licensed franchise area. However on 23 April 1998 the Department of Trade and Industry announced its intention to end this policy of exclusivity from 1 January 2001 for all cable operator franchise licensees. In addition, Cable & Wireless Communications South Herts' cable television system competes with direct reception of terrestrial broadcast television signals and with other methods of delivering television signals to the home for a fee, such as DTH satellite services.


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


         BSkyB. The most significant competitor in the multichannel television market in the South Herts franchise area is BSkyB which offers DTH satellite television services and therefore does not require a cable television network. A DTH satellite customer must either purchase or rent a satellite dish and a receiver/decoder (a set top box) and pay subscriber fees to BSkyB for a card which, inserted in the decoder, decodes the satellite signal. Although BSkyB's DTH satellite service presents substantial competition to Cable & Wireless Communications South Herts' cable television service no assurance can be given that it will not become an even stronger competitor. Following the launch of its digital satellite offerings their number of subscribers had increased from 3.5m in 1998 to 3.6m in 1999 but their market share had fallen from 56% to 50%, C&W Comms market share remained constant at 13% with ONdigital gaining a 6% share. A significant factor in BSkyB's favour is its role as sole supplier of many popular cable television programs carried by the Cable Cos. Although BSkyB, has given undertakings to the Office of Fair Trading (OFT) in respect of its terms of supply of programming to cable companies, any future attempt to restrict the programming it makes available to Cable & Wireless Communications South Herts or offers such programming to Cable & Wireless Communications South Herts at prices relatively higher than those it currently charges, could put Cable & Wireless Communications South Herts' cable television business at a significant competitive disadvantage. BSkyB's position may be further strengthened in view of its potential ability to control the conditional access technology which is required to gain access to digital television services. In addition DTH satellite is currently more readily available than cable television as BSkyB is competing with generally incomplete television networks and can also provide services in, for example, rural areas more readily.


         Digital Television. Digital television is expected to provide a wide range of additional services to customers, in addition to improved picture and sound quality. Furthermore , many more digital channels will be able to be transmitted in a frequency range that previously could carry only one analog channel. This combining of channels in the same frequency range is known as multiplexing. Until affordable digital television sets are readily available, digital television will continue to be received through a set top box containing a processor that can decode and decompress scrambled signals and convert them to analog form.


         ONdigital, a joint venture owned equal by Granada Group Plc and Carlton Communications Plc , launched its DTT service on 15 November 1998, offering customers with DTT receivers 30 new television channels. Twelve of the channels are available to customers free of charge including 5 terrestrial channels once they obtain a receiver. Additional channels are available on subscription. ONdigital are providing free set top boxes. The DTT services provide significant competition for cable as ONdigital is targeting the same potential customers as C&W Comms. No assurance can be given that DTT will not become the preferred multichannel television technology in the future rendering cable television systems less profitable and less viable.


         Interactive services. In July 1998, C&W Comms acquired a major stake in Two Way TV, the UK leader in analog interactive gaming and entertainment. Two Way TV, is expected to provide a significant contribution to the launch of enhanced television. C&W Comms have launched a digital interactive services platform based on open standards which will give digital cable customers access to a large range of interactive services.


          BSkyB has formed a consortium, British Interactive Broadcasting (`BIB'), with BT, Midland Bank plc and Matsushita to operate an interactive services platform branded OpenTV which gives digital satellite customers access to a large range of interactive services.


         PTO's. HM Government has recently reviewed the broadcast restrictions on BT and the other national PTOs. BT (and all other national PTOs) will now be allowed entry to the nation-wide entertainment market from January 2001, while currently unfranchized areas will be let on a non-exclusive basis with national PTOs being able to provide services in these areas. Since March 1994, BT and other national PTOs have ceased to be prohibited from bidding for these franchise licences despite the restrictions on their ability to provide nation-wide broadcast entertainment services. As a result, however, of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunication network, particularly between its local distribution points and its customers' homes, and the age and condition of older portions of BT's network, C&W Comms believes that, unless substantial improvements are made in digital compression or other technologies, BT may not be able to provide a broadband cable television service comparable to that offered by Cable & Wireless Communications South Herts without substantial investment. Furthermore, BT has publicly indicated that it has no plans currently to provide broadcast entertainment services on a nation-wide basis.


         On September 29, 1993, the ITC issued a statement in which it took the position (shared by OFTEL and the Department of Trade and Industry (the "DTI")) that BT and other national PTOs were permitted to provide VOD services under their existing national PTO licenses. Cable & Wireless Communications South Herts similarly is not prevented from providing VOD services. In order to offer VOD services on a broad scale, the General Partner believes that BT would have to upgrade its existing telecommunications switches and to install video distribution facilities. In July 1999, BT announced the roll-out of Asynchronous Digital Subscriber Line (ADSL) technology on a wholesale basis. BT conducted a trial of a VOD system in the towns of Ipswich and Colchester (which are not within Cable & Wireless Communications South Herts' franchise area) in collaboration with BSkyB and has undertaken trials in Westminster but has not yet offered the service in other areas. The General Partner is unable to assess fully the technical feasibility or timing of BT or any other provider offering VOD services. No assurance can be given that VOD will not provide substantial competition to Cable & Wireless Communications South Herts in the future. OFTEL announced in November 1999, that BT must make its local loop available by July 2001 to other operators to allow them to compete directly with BT in providing higher bandwidth access.


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


         The Duopoly Review was completed in March 1991, and represented, with consequent changes in policy and to the licenses of telecommunications operators, a fundamental turning point in the telecommunications industry in the UK. The major policy change was that anyone could come forward and apply to the UK Government to run new telecommunications networks over fixed links. The general presumption, subject to financial and technical competence, would be that such licenses should be granted unless there were specific reasons to the contrary. Cable television/telephony operators were permitted to provide telephony services in their own right, instead of as agents of BT or Mercury as previously required, and had the right to switch their telephony customers' calls. These changes significantly improved the terms on which cable operators had been able to require PTOs to interconnect with them. As at 31 March 1999, over 200 companies were licensed by the DTI to compete in the telecommunications market, operating in various areas and providing a variety of services. Of these, over 140 licences were granted to cable companies (including Cable & Wireless Communications South Herts) which are licensed to install and operate telecommunications systems in specified franchise areas and to provide a full range of telecommunication and broadcasting services (other than mobile services) within their licensed areas. The ITC's historic policy was to grant only a single licence for the provision of cable television services to dwelling houses in each geographical franchise with the result that cable companies currently have exclusive rights to provide such services in their franchise areas. HM Government confirmed in April 1998, however, that while this policy will continue until January 2001 in existing franchise areas, after that date national PTOs will be able to apply to serve those areas. No such exclusivity exists in relation to telephone services or in relation to delivery of pay television services by other means such as DTH satellite.


         Residential Telephony. Cable & Wireless Communications South Herts' principal competitor in the UK residential market is BT, which is expected to continue to hold over 80% of the estimated national market in 2000. Competition is also provided by other PTOs, including cellular telephone operators described below.


         BT has a fully built national telephone network and has extensive experience in the marketing and operation of telecommunications services in the UK. In BT's latest fiscal year ended March 31, 1999 revenues exceeded (pound)16.9 billion. However, BT's ability to respond to price competition from local cable/telephony operators is restricted by its license obligations to average its pricing geographically. BT is not permitted to show undue preference to or unduly discriminate against different classes of customers and is required to offer uniform rates nationally, although BT does offer certain discount schemes that reduce the price of calls. Cable television/telecommunications providers are only required to offer uniform rates within a franchise.


         Cable & Wireless Communications South Herts also competes in the residential telephony market with cellular telephone operators such as Vodafone Airtouch plc ("Vodafone") and Telecom Securicor Cellular Radio Limited ("Cellnet") (100% owned by BT), One2One (owned by Deutsche Telecom) and Orange plc ("Orange"). Due to the non-exclusive nature of telecommunications licenses in the UK, Cable & Wireless Communications South Herts also competes with additional entrants to the residential telephony markets, such as Energis Communications Limited ("Energis"), a long-distance operator.


         Business Telephony. Competition in business telephony has been more intense than that experienced in residential telephony and, because of the number of competitors in the area, is expected to intensify further. BT is Cable & Wireless Communications South Herts' principal competitor in providing business telephony services. In addition to BT, Cable & Wireless Communications South Herts currently competes with other telecommunications companies, such as Energis and MCI WorldCom, Inc. ("WorldCom"). Cable & Wireless Communications South Herts may compete in the future with additional entrants into the business telephony market, some of which may have substantially larger resources than those of the Partnership.


Regulation


         The operation of cable television/telephony services in the UK is regulated under both the Broadcasting Act 1990 (the "Broadcasting Act") which replaced the Cable and Broadcasting Act 1984 (the "Cable and Broadcasting Act"), and the Telecommunications Act 1984 (the "Telecommunications Act"). Other legislation , such as the New Broadcasting Act, also has an impact on the activities through the licensing and regulation of digital television services. The operation of cable television/telephony services in the UK requires two principal licenses: (i) a license (a "cable television license") issued either under the Cable and Broadcasting Act (prior to January 1991) or under the Broadcasting Act (since 1991), which permits the holder to provide cable television services within a specific franchise area and (ii) a telecommunications license issued under the Telecommunications Act, which allows the holder to construct and operate the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for issuing and enforcing cable television licenses. The DTI is responsible for issuing, and OFTEL is responsible for enforcing, telecommunications licenses. In addition, if an operator utilizes microwave distribution systems as part of its network, such operator is required to hold a license under the Wireless Telegraphy Acts of 1949-1967. Any SMATV system covering 1,000 homes or less requires a telecommunications license, but not a cable television license, and a cable television system that covers only one building or generally two adjacent buildings can operate pursuant to an existing telecommunications services class license.


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


         The cable television license held by Cable & Wireless Communications South Herts was issued for a 15 year period and is scheduled to expire in 2005. The telecommunications license held by Cable & Wireless Communications South Herts was issued for a 15 year period, which has been extended to a 23 year period, and is scheduled to expire in 2013.


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


         Restrictions on Ownership. The ITC is under a duty to ensure that certain entities, including local authorities, political bodies, advertising agencies and religious bodies do not own, or otherwise participate in a manner against the public interest in, entities holding cable television licenses issued under the Cable and Broadcasting Act. Restrictions may also be imposed on cross ownership of different licensed services (including local delivery services, independent television and radio services) and different media (including local and national newspapers) operating in substantially the same franchise area. Cable television licenses issued under the Cable and Broadcasting Act continue to be substantially regulated as if the Cable and Broadcasting Act remained in force under the Broadcasting Act. The ownership rules are substantially similar for cable television licenses issued under the Broadcasting Act. The cross media ownership rules have changed following the entry into force of the Broadcasting Act 1996 and do not now apply to local delivery services. The BBC, Channel 4 and S4C (the Welsh Channel) are not permitted to hold local delivery operations licenses. The Secretary of State for Trade and Industry has wide discretion to amend the rules relating to cross media ownership and accumulations of interests in licensed services.


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


         License Term and Renewals. Cable television licenses extend for a period of 15 years, and all cable television licenses, including those issued under the Cable and Broadcasting Act, are renewable under the Broadcasting Act for additional 15 year periods. An application for renewal must be made not earlier than five years prior to the expiration of the cable television license and not later than the date on which the ITC publishes a notice inviting applications for a replacement license. The ITC may refuse such application but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchised area. If an operator chooses to renew for an eight year period, it will not be required to pay the annual fees referred to below, but at the end of the eight year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below with respect to the award of a new license. If an operator chooses to renew its license for a 15 year period, it will currently be required to pay annually during the renewal period a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. Licensees holding licenses issued under the Cable and Broadcasting Act are currently only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs. Fees are payable annually and upon the renewal of a license. Cable & Wireless Communications South Herts has not yet renewed its cable television license.


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


Review of Regulation


         UK Government Policy


         References within this document to "HM Government" refer to the Conservative government of the UK prior to May 1 1997, and to the Labour government after that date.


         HM Government undertook a general review of the regulatory processes governing the UK gas, electricity, water and telecommunications industries. Issues for consideration included accountability to customers, transparency, regulatory authorities headed by panels rather than individuals, price controls (including profit sharing) and the duties of the regulator. A statement was issued on April 9, 1999 outlining HM Government's intention to introduce consumer councils for each of the utilities including telecoms which will assist the sectoral regulators in dealing with the effective resolution of consumer complaints. Legislation has been introduced. However the Government has considered exempting telecoms operations from the utilities Bill.


         Bundling of Services


         The ITC has undertaken a wide ranging consultation into the way in which pay television channels are marketed at the wholesale and retail levels. Issues considered included the competition and consumer effects of minimum carriage requirements, the practice of deep discounting premium channels, and the bundling of telephony and cable television. The ITC published its conclusions from the consultation on June 26 1998. They confirmed that minimum carriage requirements (MCRs) would be prohibited in future on pay-TV channels for all new agreements from July 1 1998. For existing agreements the prohibition will apply from July 1 1998 for services broadcast for digital reception contracts and from January 1 2000 for services broadcast for analogue reception. There would be two important exceptions to this general prohibition. First, MCRs will be allowed to continue for a yet to be determined period for existing channels which are contractually exclusive to one platform (eg cable, satellite) where those contracts were entered into before April 1 1998. Second, new channels may for the first 12 months of their operation negotiate MCRs with their distributors. Introductory offers of this kind will allow operators to become acquainted with the new channels and indicate their interest in having those channels included in the bundles of channels they purchase. The OFT has announced that during Spring 2000 it will review its regulatory oversight of the terms on which BskyB provides its key programming to cable companies.


         Conditional Access Regulation


         The Conditional Access Class License and Guidelines require conditional access services to be provided on a non-discriminatory basis, address anti-competitive agreements or abuse of a dominant position, and provide cable operators such as C&W Comms with the right to control the presentation of services to its customers through a process known as transcontrol. In April 1999, OFTEL published revised principles it would use when examining the prices proposed by a conditional access provider.


         Digital Broadcasting


         The introduction of digital technology by Cable & Wireless Communications South Herts will greatly increase the number of channels it is able to provide, allow greater flexibility in packaging channels and enhance the provision of services such as pay-per-view which require greater bandwidth than existing services. BSkyB launched a digital satellite service on 1 October 1998 and Ondigital , a licensed DTT provider, launched their digital service on 15 November 1998.


         Digital Terrestrial Broadcasting. The New Broadcasting Act introduced a legal framework for the regulation of digital terrestrial broadcasting. Most of the New Broadcasting Act's provisions on digital terrestrial broadcasting came into force on October 1, 1996.


         The New Broadcasting Acts permits the provision of digital program services, digital additional services (e.g., text-based services) and qualifying services. Broadly speaking, qualifying services are the digital equivalent of services provided in analog form by existing terrestrial broadcasters such as ITV, Channel 4 and Channel 5.


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


         On January 31, 1997 applications for further digital terrestrial multiplex licenses were received by the ITC from British Digital Broadcasting (now called Ondigital), Digital Television Network (owned by NTL Incorporated) and S4C Digital. ONdigital, a consortium incorporating Carlton Communications and Granada Group and S4C Digital were successful in their applications and were awarded multiplex licenses, ONdigital 's license for three multiplex frequencies only being awarded after BSkyB had withdrawn from the consortium on the ITC's request. Issues concerning Ondigital's proposal have been under consideration by the European Commission's Competition Authority, DGIV. On December 19, 1997 the ITC granted multiplex licenses to ONdigital and to Digital 3 and 4. A license was granted to SDN Limited on May 26, 1998 a consortium made up of NTL, S4C and United News and Media.


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


         License Term and Renewals. Telecommunications licenses that have been issued to date have been for periods of either 15 or 23 years from the date of issuance. Prior to 1992, telecommunications licenses with 23 year terms were granted only to cable operators utilizing systems with a "switched star" architecture, while all other operators received licenses with 15 year terms. Since 1992, the DTI has amended this policy and upon request has extended the terms of existing 15 year licenses to 23 years provided the cable operator's system meets certain technical requirements. Telecommunications licenses do not contain any provisions for renewal, however, it is expected that renewals of telecommunications licenses will be on similar terms to the current ones. The Director General may modify telecommunications licenses either with the agreement of the licensee following a statutory period of public consultation or following a report of the Competition Commission.


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


         Equal access Indirect access allows a customer to enter into a contract to buy a telecommunication service from a operator to which the customer is not directly connected. In these circumstances, the second operator pays the first operator (the access operator) for use of the connection to the customer. Equal access is an enhanced form of indirect access and can be achieved by dialling parity (where a customer has to dial the same number of digits regardless of which long distance or international network is to carry its calls) and by carrier pre-selection. Carrier pre-selection is a facility offered to customers which allows them to opt for certain defined classes of calls to be carried by an operator selected in advance (and having a contract with the customer), without having to dial an indirect access prefix or follow any other different procedure to achieve that routing. The European Commission has adopted a directive requiring the introduction of carrier pre-selection by those operators with significant market power in the provision of fixed public telephone networks or fixed public telephone services by January 1 2000. Equal access (in the form of carrier pre-selection) is therefore required to be introduced in the UK market.


         In July 1998, OFTEL issued a consultation document outlining the form that the implementation of carrier pre-selection will take. Customers will be able to opt to pre-select one alternative carrier for either of international or national calls, or make a single pre-selection for all types of call (excluding emergency and operator calls). It is not technically possible for BT to implement carrier pre-selection by the January 1 2000 deadline and BT received a derogation to 1 April 2000. A switch based solution can not be implemented by 1 April 2000 and therefore the industry is developing an interim solution based on diallers in the customers home.


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


         Retail Price Regulation. BT was previously subject to retail price cap regulation on approximately 65 per cent of its revenues pursuant to the terms of the August 1992 price cap review. The new price control of RPI less 4.5 per cent took effect on August 1, 1997 and will remain until 2001, but only in relation to the bottom 80 per cent of residential customers by bill spend. OFTEL has indicated that this is likely to be the last retail price control imposed on BT. The level of retail rates charged by Cable & Wireless Communications South Herts and telecommunication providers other than BT is not limited by specific regulation by any HM Government entity, but is subject to general competition and fair trade rules.


         Universal Service Obligation. In July 1997, OFTEL published its final proposals for Universal Service following extensive consultation. The key elements are:


         (a) the level of Universal Service is established for the four year period from September 30, 1997 to September 27, 2001, and was subject to a review in 1999;


         (b)  "Universal Service" is defined as:


              o connection to the fixed PSTN to support voice telephony and low speed data/ fax;


              o the option of a more restricted service package at a lower cost; and


              o reasonable geographic access to public call boxes across the United Kingdom at affordable prices;


         (c) OFTEL found that the costs of the provision of this level of Universal Service do not represent an undue financial burden on BT and reaffirmed this conclusion in the 1999 review;


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


         Number Portability. BT's PTO license was modified in July 1996 to incorporate a condition which supports the implementation of number portability and on January 6, 1997, the Director General determined BT's costs in providing number portability and the charges it can make to other operators to recover those costs. BT has reached agreement with several cable companies on number portability. Cable & Wireless Communications South Herts believes that the absence of number portability was a significant impediment to competition in the telecommunication market and that its implementation has provided BT's competitors with access to greater numbers of customers. The C&W Comms license was modified on January 17, 1996 to incorporate a condition supporting the implementation of number portability between operators. A further condition was incorporated into all PTO licences on July 21, 1998 requiring the provision of one of two back-stop products on a customer's request, in circumstances where number portability could not be supported. All operators, including C&W Comms, have been required to provide number portability on the request of customers, rather than operators, since January 1, 2000.


European Legislation


         In addition to direct UK legislation, the activities of C&W Comms are subject to the impact of European Directives relating to telecommunications, broadcasting and competition.


         The UK telecommunications regime was liberalized well in advance of other European countries and hence in many cases the UK's domestic regulations are already compliant with European rules to promote market liberalization. European legislation in certain instances may, however, result in alterations to the existing UK regulatory environment. In particular the following Directives and proposed Directives may affect Cable & Wireless Communications South Herts' activities when implemented in the United Kingdom.


         On November 20, 1996, the European Commission issued its Green paper on a numbering policy for telecommunications services in Europe. It included proposals aimed at harmonization of certain numbering ranges at a European level, carrier selection (call by call) by 1998 and carrier preselection, also known as equal access, by 2000. The first stage of the consultation process on the Green Paper was completed on February 21, 1997. On June 27, 1997, the European Telecoms Council adopted a resolution in response to the Commission's Green Paper. This resolution largely endorsed the Commission's proposals. On December 1, 1997, the Council of the European Union agreed the text of a modification to the Interconnect Directive requiring the introduction of equal access by those operators with significant market power by January 1, 2000. This has not yet been implemented in the UK due to technical difficulties and an interim solution will be implemented by 1 April 2000. The text allows for deferment by a particular Member State where it can be demonstrated that equal access will impose an excessive burden on an organization or category of organization.


         The EC is currently undergoing a significant review of telecommunications policy. New legislation is expected to be introduced for implementation in 2003. It is as yet unclear the precise nature this legislation will take.





Employees


         The Partnership has no employees. Cable & Wireless Communications South Herts is managed as a part of C&W Comms, thus benefiting from the economies of scale of sharing support functions.


ITEM 2. PROPERTIES


         Cable & Wireless Communications South Herts owns a freehold property at 9 Greycaine Road, Watford consisting of approximately 18,500 square feet of office space.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     Part II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

           While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 31, 1999, the approximate number of investors in the Partnership was 5,200.


ITEM 6. SELECTED FINANCIAL DATA

                                            South Hertfordshire United Kingdom Fund, Ltd.
                                            --------------------------------------------

                                                         For the years ended December 31
Income Statement Data:               1999             1998             1997            1996             1995
                                     ----             ----             ----            ----             ----
Revenues                         $28,345,316       $28,396,020   $23,603,312      $20,851,777     $16,554,283
Operating, General and
Administrative Expenses          (11,061,408)      (12,014,013)   (13,648,846)     (15,691,431)    (16,079,815)
Management Fees and
Allocations from General         (10,447,802)       (8,173,374)    (6,058,801)       (3,943,096)    (2,754,941)
Partner
Depreciation
and Amortization                  (6,279,976)       (4,119,297)    (6,177,968)      (5,129,620)     (4,214,341)
Write down of fixed assets                 -                 -     (6,562,400)               -                -
                               -------------------------------------------------------------------------------------
Operating Profit/(Loss)              556,130         4,089,336     (8,844,703)       (3,912,370)     (6,494,814)
Interest Income                            -            39,777         78,749            30,667          17,251
Interest Expense                  (3,322,569)       (3,743,532)    (3,599,912)       (2,836,056)     (2,442,312)
                               -------------------------------------------------------------------------------------
(Loss)/ Profit from
continuing operations              (2,766,439)         385,581    (12,365,866)      (6,717,759)     (8,919,875)
Before minority interests
Minority Interests                    797,107         (249,713)     3,975,339        2,100,658       2,767,869
                               -------------------------------------------------------------------------------------
Net (Loss) / Profit                (1,969,332)          135,868    (8,390,527)      (4,617,101)     (6,152,006)
                               ---------------          -------    -----------      -----------     -----------
Basic and diluted
(Loss)/Profit per Limited              (34.24)             2.36       (145.90)          (80.28)        (106.97)
Partnership Unit
Weighted Average Number of
Limited Partnership Units              56,935            56,935        56,935           56,935          56,935
Outstanding
Balance Sheet Data:
Total Assets                       73,021,980        77,814,972    76,963,343       91,119,344      80,239,942
Accounts Payable to
Affiliates/Related Parties         21,114,583        19,157,847    18,335,570       10,202,585       2,232,050
Debt                               29,014,559        32,028,350    31,756,220       30,290,110      24,220,560
General Partner's Capital
(Deficit)                            (354,851)         (335,158)     (336,517)        (252,612)       (206,441)
Limited Partners' Capital          13,869,947        15,819,586    15,685,077       23,991,699      28,562,629
Minority Interests                  7,883,670         8,912,532     8,588,899       13,079,544      13,948,743


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


         1999 Compared to 1998


         Revenues of the Partnership decreased $50,704 for the year ended December 31, 1999, from $28,396,020 in 1998 to $28,345,316 in 1999. In the year sterling revenue increased by (pound)420,000 but due to a fall in the exchange rate when converted this resulted in a decrease in the partnerships overall revenue of $50,704. The South Herts System served approximately 24,717 basic cable television customers and 30,909 residential telephony lines at December 31, 1999, compared to 23,067 basic cable television customers and 30,019 residential telephony lines at December 31, 1998.


         Operating expenses decreased $948,486 or 8.0% for the year ended December 31, 1999 from $11,785,683 in 1998 to $10,837,197 in 1999. This compares to a rise of $311,327 or 2.7% for the year ended 31 December, 1998.


         Selling, general and administrative expenses decreased $4,119 for the year ended December 31, 1999 from $228,330 in 1998 to $224,211in 1999.


         Management fees and allocated overhead from the General Partner increased $2,274,428 for the year ended December 31, 1999 from $8,173,374 in 1998 to $10,447,802 in 1999. This increase is due to Y2K costs and the outsourcing of computing costs.


          Depreciation and amortization expense increased $2,160,679 for the year ended December 31, 1999 from $4,119,297 in 1998 to $6,279,976 in 1999. This was due to an increase in capital expenditure in the year and a deflated charge in 1998 following the fair value adjustment in 1997.


         Interest income decreased $39,777 for the year ended December 31, 1999 from $39,777 in 1998 to $nil in 1999, due to no cash being held on interest bearing accounts.


         Interest expense decreased $420,963 for the year ended December 31, 1999 from $3,743,532 in 1998 to $3,322,569 in 1999. The decrease was due to repayments of the principal on the loan and a reduction in U.K. interest rates.


          Net cash inflow in the year was $196,852. Cash inflow of $6,016,647 was from operating activities. The inflow was applied to investment in the cable network and repayments of the principal of the loan. Payments under finance leases fell from $894,989 in 1998 to $289,699 in 1999, reflecting the fact that no new finance leases have been entered into.


         1998 Compared to 1997


         Revenues of the Partnership increased $4,792,708 for the year ended December 31, 1998, from $23,603,312 in 1997 to $28,396,020 in 1998. This increase is primarily the result of an increase in the South Herts System's customer base. The South Herts System served approximately 23,067 basic cable television customers and 30,019 residential telephony lines at December 31, 1998, compared to 22,400 basic cable television customers and 27,400 residential telephony lines at December 31, 1997.


         Operating expenses increased $311,327 or 2.7% for the year ended December 31, 1998 from $11,474,356 in 1997 to $11,785,683 in 1998. This compares to a rise of $2,138,446 or 22.9% for the year ended 31 December, 1997. Operating expenses have risen due to increased activity levels (see discussion of revenue above), however the reduction in rate of increase and the reduction in operating costs as a proportion of revenue (from 49% to 42%) reflects ongoing efforts by C&W Comms to control costs.


         Selling, general and administrative expenses reduced $1,946,160 for the year ended December 31, 1998 from $2,174,490 in 1997 to $228,330 in 1998. This was primarily due to reductions in overhead costs, resulting from the provision of additional services by affiliates of the General Partner in 1998.


         Management fees and allocated overhead from the General Partner increased $2,114,573 for the year ended December 31, 1998 from $6,058,801 in 1997 to $8,173,374 in 1998. These costs relate to additional services provided by affiliates of the General Partner in order to reduce overall costs by taking advantage of economies of scale within the C&W Comms Group.


         Depreciation and amortisation expense decreased $2,058,671 for the year ended December 31, 1998, from $6,177,968 in 1997 to $4,119,297 in 1998. This decrease was largely due to the write down of fixed assets by $6,562,400 during the year ended December 31, 1997 following a review of the net book values of Cable & Wireless Communications South Herts' assets.


         Interest income decreased $38,972 for the year ended December 31, 1998 from $78,749 in 1997 to $39,777 in 1998. The decrease reverses the increase of $48,082 between 1996 and 1997 which was the result of interest received on temporary cash balances held during 1997.


         Interest expense increased $69,038 for the year ended December 31, 1998 from $3,599,912 in 1997 to $3,668,950 in 1998. This was due primarily to the strengthening of sterling against the US dollar.


         Net cash outflow in the year was $358,049. Cash inflow of $5,331,792 was from operating activities. Working capital levels were consistent with 1997 levels. The majority of the inflow ($4,798,137) was applied to investment in the cable network. This compares to $11,259,882 in 1997, the 57% reduction reflecting the fact that construction work was nearing completion in 1998 with 93% of homes in the area passed by the network. Principal payments under finance leases fell from $1,012,870 in 1997 to $894,989 in 1998, reflecting the fact that no new finance leases have been entered into as existing leases have expired.


Liquidity and capital resources


         The Partnership


         The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to Cable & Wireless Communications South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 1999 the Partnership had current liabilities of approximately $1,469,517 owing to C&W Comms group companies. Accordingly, until such time as Cable & Wireless Communications South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. The General Partner will arrange for resources to be made available for the Partnership to meet its obligations as they fall due.


         Cable & Wireless Communications South Herts


         On April 18, 1995, Cable & Wireless Communications South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was cancelled and the facility reduced to (pound)20,000,000.


         The obligations of Cable & Wireless Communications South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of Cable & Wireless Communications South Herts. In addition, there is a pledge of all of the share capital of Cable & Wireless Communications South Herts given by C&W Comms and the Partnership as additional security for the facility.


         Drawdowns of (pound)19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to Cable & Wireless Communications South Herts by BCM since November 1994. The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1999 was (pound)17.9 million.


         Capital expenditure is funded from operating cash flow and by funds made available by the General Partner.

Year 2000


         The year 2000 problem resulted from the use of two digits rather than four to define the year in computer hardware and software and in electronic equipment. When electronic systems processed dates before and after January 1, 2000, they may have recognised a date represented by "00" as indicating the year 1900, instead of 2000. Unless steps were taken to re-programme affected equipment and re-write software, this may have created processing ambiguities that could have caused errors and system failures, the effects of which may have been limited or pervasive depending on the computer chip, system or software, and its location and function. By definition, the precise effects of the problem could have only been estimated in advance and would not have been known with certainty until into and even after the year 2000 itself.


         Cable & Wireless Communications South Herts' operations are highly dependent upon equipment with embedded computer technology (network, switches etc), the widespread failure of which would have a material adverse impact on the results of its operations. C&W Comms established a year 2000 compliance plan and timetable which included a comprehensive review to identify systems and equipment (both in Cable & Wireless Communications South Herts and in third party vendors) that could be affected by the year 2000 issue. The Cable & Wireless Millennium Programme operated to policies which conformed to the requirements as set out in 'DISC PD2000-1:1998 - a definition of Year 2000 conformity requirements', issued by the British Standards Institution. These policies encompassed the verification of our key systems with regard to their normal operation over key dates such as the rollover from 1998 to 1999, 9/9/99, the millennium transition, the leap year date of 29/2/00, and the transition between 2000 and 2001.


Cable & Wireless Communications (South Herts) can report that over the millennium transition and the subsequent period (including 29/2/00), all their critical business systems and processes have continued to operate normally and as such, the programme has been completely successful. Having achieved their primary objective - continuity of business and service to customers, C&W Comms will continue to monitor their network, critical business systems and key systems. The success of the programme over the transition has provided added confidence that there will not be any disruption over any other future dates.


         Accounting rules require that year 2000 compliance costs were expensed as incurred. Cable & Wireless Communications South Herts' costs of Year 2000 compliance are included within those for C&W Comms as a whole, and an analysis of these costs has not been performed. Cable & Wireless Communications South Herts will continue to contribute its share of such costs.

Inflation

         On average, inflation rates in the UK economy have been relatively low over the past few years. Although long term inflation rates are difficult to predict, the General Partner believes it has the flexibility in operations and capital structure to maintain a competitive position.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The functional currency of Cable & Wireless Communications South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order to partially fund capital expenditure on the South Herts System, the company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at December 31, 1999 was (pound)17,949,000 ($29,014,560 at the closing rate of (pound)1 = $1.62. The loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Cable & Wireless Communications South Herts. At December 31, 1999, sterling LIBOR was 6.08%. The average interest rate borne by the loan during the year was 5.58%.


         Repayment of the credit facility falls due as follows:


                                          (pound)                    $*
         2000                           3,474,000             5,615,721
         2001                           4,825,000             7,799,612
         2002                           4,825,000             7,799,613
         2003                           4,825,000             7,799,613
                                 -----------------     -----------------
                                       17,949,000            29,014,559
                                 -----------------     -----------------

         * At closing rate(pound)1 = $1.62


         This loan represents the Fund's principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling - US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of Cable & Wireless Communications South Herts.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1999, AND 1998

            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                      INDEX
                                      -----

                                                                Page
                                                                ----

Independent Auditors' Reports                                    29

Consolidated Balance Sheets                                      30

Consolidated Statements of Operations and Consolidated
  Statement of Comprehensive Income                              31

Consolidated Statements of Partners' Capital (Deficit)           32

Consolidated Statements of Cash Flows                            33

Notes to Consolidated Financial Statements                       34


INDEPENDENT AUDITORS' REPORT


South Hertfordshire United Kingdom Fund, Ltd.

         We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, comprehensive income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary as of December 31, 1999 and December 31, 1998 , and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31,1999, in conformity with generally accepted accounting principles in the United States.


ARTHUR ANDERSEN
London, England


SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)


                      CONSOLIDATED BALANCE SHEETS

                                                                         December 31
  ASSETS                                                                   1999           1998
                                                                           ----           ----
    Cash and cash equivalents                                          $304,438        $76,337
                                                                -------------------------------
      Current assets                                                    304,438         76,337
    Investment in cable television and telecommunications
    properties
    (net of accumulated depreciation and amortization of
    $36,038,632 and $32,586,193 at December 31, 1999 and 1998
    respectively)                                                    72,337,664     77,249,082
       Other assets - deferred financing costs                          379,878        489,553
                                                                -------------------------------
       Total assets                                                 $73,021,980    $77,814,972
                                                                ===============================

  LIABILITIES
    Accounts payable to affiliates and related parties              $21,114,583    $19,151,681
    Accrued liabilities                                                 185,125        175,779
  Current instalments on loan facility                                5,615,721      2,241,985
    Short term obligations under capital leases                          35,563        288,753
                                                                ---------------- --------------
      Current liabilities                                            26,950,992     21,858,198
    Long-term debt                                                   23,398,838     29,786,365
    Long-term obligations under capital leases                                -         36,509
                                                                ---------------- --------------
      Total liabilities                                              50,349,830     51,681,072
                                                                ---------------- --------------

  MINORITY INTERESTS                                                  7,883,670      8,912,532

  PARTNERS' CAPITAL (DEFICIT)
    General Partner-
    Contributed capital                                                   1,000          1,000
    Accumulated deficit                                                 (355,851)      (336,158)
                                                                ---------------- --------------
                                                                        (354,851)      (335,158)
                                                                ---------------- --------------
  Limited Partners-
    Net contributed capital (56,935 units outstanding at
    December 31, 1999 and 1998 respectively)                         48,817,997     48,817,997
    Accumulated deficit                                              (34,948,050)   (32,998,411)
                                                                ---------------- --------------
                                                                     13,869,947     15,819,586
                                                                ---------------- --------------

   Cumulative translation adjustment                                  1,273,384      1,736,940
                                                                ---------------- --------------
   Total partners' capital                                           14,788,480     17,221,368
                                                                ---------------- --------------

  TOTAL LIABILITIES AND PARTNER'S CAPITAL                           $73,021,980    $77,814,972
                                                                ================ ==============


                     The accompanying notes are an
          integral part of these consolidated balance sheets.


                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the years ended December 31
                                                              1999             1998            1997
                                                              ----             ----            ----
REVENUES                                                    $28,345,316      $28,396,020    $23,603,312

COSTS AND EXPENSES
Operating                                                  (10,837,197)     (11,785,683)   (11,474,356)
Selling, general and administrative                           (224,211)        (228,330)    (2,174,490)
Management fees and allocated overhead from the General
Partner                                                    (10,447,802)      (8,173,374)    (6,058,801)
Depreciation and amortization                               (6,279,976)      (4,119,297)    (6,177,968)
Write down of fixed assets                                            -                -    (6,562,400)
                                                         ------------------------------------------------
OPERATING PROFIT/(LOSS)                                         556,130        4,089,336    (8,844,703)

OTHER INCOME (EXPENSE)
Interest income                                                       -           39,777         78,749
Interest expense                                            (3,322,569)      (3,743,532)    (3,599,912)
                                                         ------------------------------------------------
(LOSS)/PROFIT BEFORE MINORITY INTERESTS                     (2,766,439)          385,581   (12,365,866)
Minority interests                                              797,107        (249,713)      3,975,339
                                                         ------------------------------------------------
NET (LOSS)/PROFIT                                           (1,969,332)          135,868   $(8,390,527)
                                                         ================================================

ALLOCATION OF NET (LOSS) / PROFIT (Note 1)
General Partner                                               $(19,693)           $1,359      $(83,905)
Limited Partners                                           $(1,949,639)         $134,509   $(8,306,622)
BASIC AND DILUTED PROFIT/(LOSS) PER LIMITED PARTNERSHIP
UNIT                                                           $(34.24)            $2.36      $(145.90)
                                                         ================================================

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                      56,935           56,935         56,935
                                                         ================================================


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                For the years ended December 31
                                                              1999             1998            1997
                                                              ----             ----            ----
NET (LOSS) / PROFIT:                                       $(1,969,332)         $135,868   $(8,390,527)
Foreign currency translation adjustments                      (463,556)          147,878   (1,030,616)
                                                         ================================================
COMPREHENSIVE INCOME                                       $(2,432,888)         $283,746   $(9,421,143)
                                                         ================================================

                             The accompanying notes
        are an integral part of these consolidated financial statements.



                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                     For the years ended December 31,
                                         1999             1998            1997
                                         ----             ---- -          ----
GENERAL PARTNER:
Balance, beginning of year        $(335,158)       $(336,517)       $(252,612)
Net profit/(loss) for year          (19,693)            1,359         (83,905)
                                -----------------------------------------------
Balance, end of year               $(354,851)       $(335,158)      $(336,517)
                                ===============================================

LIMITED PARTNERS:
Balance, beginning of year        $15,819,586      $15,685,077     $23,991,699
Net profit/(loss) for year        (1,949,639)          134,509     (8,306,622)

                                -----------------------------------------------
Balance, end of year              $13,869,947      $15,819,586     $15,685,077
                                ===============================================

Translation adjustment              1,273,384        1,736,940       1,589,062

Total partners' capital           $14,788,480      $17,221,368     $16,937,622
                                ===============================================



                             The accompanying notes
        are an integral part of these consolidated financial statements.


                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended December 31,
                                                              1999            1998            1997
                                                              ----            ----            ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net profit/(loss)                                  $(1,969,332)          $123,570     $(8,390,527)

       Adjustments to reconcile net profit/loss to net
       cash generated by operating activities
       Minority interests                                    (797,107)           249,713      (3,975,339)
       Depreciation and amortization                        6,279,976          4,119,297       6,176,710
       Write down of fixed assets                                   -                  -       6,562,400

       Change in operating assets and liabilities
       Decrease/(increase) in other receivables                     -                  -       4,813,885
       Decrease/(increase) in prepaid expenses and
       other assets
       Increase in accounts payable to related parties         65,641            119,341         285,150
       Decrease in trade accounts payable and accrued       2,428,123            671,961       8,482,550
       liabilities                                              9,346             47,910      (5,294,541)
                                                         ------------------------------------------------

       Net cash generated by operating activities          6,016,647          5,331,792       8,660,288
                                                         ------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
       Construction payments for cable
       television/telephony system                        (3,355,383)        (4,798,137)    (11,259,882)

       CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayment) / Increase in loans                    (2,181,651)                 -       2,624,960
       Overdraft movement                                          -                  -        (689,426)
       Principal payments under capital leases              (280,982)          (894,989)     (1,012,870)

                                                         ------------------------------------------------
       Net cash provided by (used in) financing
       activities                                          (2,462,633)        (894,989)         922,664
                                                         ------------------------------------------------

       Increase/ ( decrease) in cash and cash
       equivalents

       before exchange rate changes                           198,631         (361,334)     (1,676,930)

       Effect of exchange rate changes on cash                 (1,779)           3,285         (89,666)

       Net increase / (decrease) in cash and cash
       equivalents                                            196,852         (358,049)     (1,766,596)


       Cash and cash equivalents, beginning of  year           76,337          434,386       2,200,982

       Cash and cash equivalents, end of year                 273,189           76,337         434,386
                                                        ================================================


       SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid                                       $2,329,509       $3,091,883      $3,060,608
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


         Investment in Subsidiary


         Cable & Wireless Communications South Herts is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. Cable & Wireless Communications South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London, England (the "South Herts System").


         Cable & Wireless Communications South Herts is owned 66.7 percent by the Partnership and 33.3 percent by Cable & Wireless Communications (B) plc ("BCM"), which itself is a subsidiary of C&W Comms. The General Partner is a wholly owned subsidiary of BCM. The general partner provides consulting services to the Partnership and may delegate some or all of the consulting services to BCM or to other affiliates.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Accounting Records


         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.


         Principles of Consolidation


         Cable & Wireless Communications South Herts has been consolidated with the Partnership's operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated.


         Cash and Cash Equivalents


         Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.


         Currency Exchange Rates


         Foreign currency transactions arising from normal trading activities are recorded in local currency at current exchange rates. Monetary assets and liabilities denominated in foreign currencies at the year end are translated at the year end exchange rate. Foreign currency gains and losses are credited or charged to the profit and loss account as they arise. The statements of operations of overseas subsidiary undertakings are translated into United States dollars at average exchange rates and the year end net investments in these companies are translated at year end exchange rates. Exchange differences arising from retranslation at year end exchange rates of the opening net investments and results for the year are charged or credited directly to the cumulative translation adjustment in partners' capital.


         Limited Partner investments in Cable & Wireless Communications South Herts were made at an average exchange rate of $1.62 per (pound)1. The average exchange rates used in the preparation of this report for the year ended December 31, 1999 was $1.61 per (pound)1 and the year ended December 31, 1998 was $1.66 per (pound)1.


         Property, Plant and Equipment



         At December 31, 1999 and 1998, the investment in the cable television and telecommunications network was comprised of $69,012,669 and $73,825,090 of cable network and other electronic equipment, $2,264,222 and $2,288,285 of freehold buildings, and $1,060,127 and $1,135,927 of office equipment and other fixed assets respectively.



         Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving first revenues from subscribers. During the prematurity period a portion of the depreciation is recognized, based on the projected construction costs at the end of the prematurity period. The portions depreciated are increased as progress is made toward the prematurity period, after which full depreciation continues. Cable & Wireless Communications South Herts has completed its prematurity period.


         In the light of the losses arising from continuing operations arising during 1998, an impairment review was undertaken to assess whether the carrying value of tangible fixed assets was in excess of their fair value. In accordance with SFAS 121 the company assessed the expected level of future cash flows. This resulted in a write down of fixed assets of $6,562,400 for the year ended December 31, 1997 principally relating to assets which will have no value to the Company upon the planned introduction of digital cable television. On an ongoing basis, analogue set top boxes are written down to a nil net book value on acquisition.


         Revenue Recognition


         Subscriber prepayments are initially deferred and recognized rateably over the service period.


         Current assets and liabilities


         Since the final quarter of 1997, the current assets and liabilities of Cable & Wireless Communications South Herts have been managed by C&W Comms. The net balance payable by Cable & Wireless Communications South Herts to C&W Comms is disclosed under Accounts payable to affiliates and related parties.


         Finance Costs


         Finance costs of debt are recognised in the profit and loss account at a constant rate over the term of such instruments.


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


 (3)     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES


         Consulting and Management Fees


         An affiliate of the General Partner is entitled to be paid a consulting fee by Cable & Wireless Communications South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The fees cover the management of the network, billing, operations, debt collection, and financial and legal support and is calculated and payable monthly. Consulting fees paid or payable by Cable & Wireless Communications South Herts for the years ended December 31, 1999, 1998 and 1997 were $1,424,290, $1,490,780 and $1,310,839 respectively. These amounts were expensed in the Consolidated Statements of Operations each year.


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


         The General Partner and its affiliates are entitled to reimbursement from Cable & Wireless Communications South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 1999, 1998 and 1997, reimbursement made by Cable & Wireless Communications South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $8,999,513, $6,682,595 and $4,747,962 respectively.


         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 1999, 1998 and 1997, interest on deferred fees of $802,205, $658,325 and $449,341 respectively was charged by an affiliate of the General Partner, and interest on advances of $84,466, $69,104 and $51,294 respectively was charged by the General Partner.


(4)      FINANCING


         Cable & Wireless Communications South Herts


         On April 18, 1995, Cable & Wireless Communications South Herts entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was cancelled and the facility reduced to (pound)20,000,000.


         The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of Cable & Wireless Communications South Herts. At December 31, 1999, sterling LIBOR was 6.08%.

         The South Herts Credit Agreement contains various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also includes a restriction on the payment of dividends which provides that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans may not be made prior to December 31, 1998. Such payments will be permitted thereafter only if the bank debt ratio for the previous two accounting quarters is less than 5.5:1 and no event of default or potential event of default has occurred and is continuing at such time and the payment of such dividend or distribution will not give rise to an event of default or potential default.

         The South Herts Credit Agreement contains certain events of default including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of Cable & Wireless Communications South Herts, certain bankruptcy and insolvency events and certain changes of ownership.

         The obligations of Cable & Wireless Communications South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of Cable & Wireless Communications South Herts. In addition, there is a pledge of all of the share capital of Cable & Wireless Communications South Herts given by BCM and the Partnership as additional security for the facility.

         The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 1999 was (pound)17,949,000 and this amount was all drawn under Facility B. Repayment of the credit facility falls due as follows:


                                   (pound)                         $
 2000                           3,474,000                  5,615,721
 2001                           4,825,000                  7,799,612
 2002                           4,825,000                  7,799,613
 2003                           4,825,000                  7,799,613
                         -----------------         ------------------
                               17,949,000                 29,014,559
                         -----------------         -----------------


       * At closing rate(pound)1 = $1.62


 (5)     INCOME TAXES


         Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would be changed accordingly.


         United Kingdom profits (comprising income and gains) of a corporation owned by the Partnership will be subject to United Kingdom corporation tax. However corporations are able to carry forward losses from operations to be offset against subsequent profits for the same operations for an indefinite number of years. Cable & Wireless Communications South Herts has significant tax losses available for offset against future trading profits.


(6)      OBLIGATIONS UNDER CAPITAL LEASES


                                                         1999      1998
Minimum lease payments due:                                 $         $
Less than one year                                     39,604   318,105
1-2 years                                                   -    40,347
2-3 years                                                   -         -
3-4 years                                                   -         -
                                                      ------------------
                                                       39,604   358,452
                                                      ==================

Less finance charges allocated to future periods      (4,041)  (33,190)
                                                      ------------------
                                                       35,563   325,262
                                                      ==================
Due within one year                                    35,563   288,753
Due after more than one year                                -    36,509
                                                      ------------------
                                                       35,563   325,262
                                                      ==================


(7)      IMPACT OF NEW PRONOUNCEMENTS


         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This is not material to the Fund or its subsidiaries. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognised currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income (depending on the type of hedge). To adopt hedge accounting the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No 137.delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement the statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 can not be applied retroactively. The company has not yet determined the timing of adoption of SFAS No. 133.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.


Name                       Age      Positions with the General Partner
----                       ---      ----------------------------------


Robert Beveridge           44       Director


Greg Clarke                42       Director


Robert Drolet              43       Director and Company Secretary


Mary Molyneux              44       Director


Robert Beveridge has been a Director of the General Partner since 1 April 1999. He is a Chartered Accountant who joined C&W Comms in April 1998 as Director of Finance & Planning. Prior to this he was UK Finance Director of United Biscuits plc. He started his career with Ensors, Chartered Accountants and after qualifying moved to the Mars corporation in 1981. His final position in Mars was Financial Controller for European Snackfoods.


Greg Clarke has been a director of the General Partner since 1 April 1999. In February 1999 he was appointed Chief Executive of C&W Comms. From June 1997 he was Chief Operating Officer. Before joining C&W Comms, he was Chief Executive, Mobile at C&W between 1995 and 1997. Prior to that he was Vice President, Cellular at Nortel plc and Managing Director at Dowty Group plc.


Mr. Drolet has been a Director of the General Partner since January 1997. On March 19, 1997 he was appointed as Company Secretary of C&W Comms and on 1 May 1999 he was appointed Commercial Director and General Counsel. He has been General Counsel and Company Secretary of BCM since July 1996. He was General Counsel and Assistant Corporate Secretary of BCI from May 1995 to July 1996, and from March 1993 to May 1995, Assistant General Counsel and Assistant Corporate Secretary. Previously, Mr. Drolet was Vice President, Corporate Affairs and Corporate Secretary of The Canam Manac Group Inc. from January 1991 to March 1993.


Ms Molyneux has been a Director of the General Partner since 1 April 1999. She has been Director of Legal Services of C&W Comms since 1 May 1999 and Assistant Company Secretary since 7 July 1998. She joined Cable & Wireless (Mercury) Limited Legal Department in August 1995. Previously Ms Molyneux was in private legal practice with the Amercian Law firm O'Melveny & Myers from September 1985.


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


         An affiliate of the General Partner is entitled to be paid a consulting fee by Cable & Wireless Communications South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 1999 totalled $1,424,290.


         The General Partner and its affiliates are entitled to reimbursement from Cable & Wireless Communications South Herts for direct and indirect expenses allocable to the operation of the South Herts System and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include but are not limited to rent, supplies, telephone, travel, copying charges and salaries of any full or part time employees.


         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 1999 amounted to $84,470.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a) The following documents are filed herewith as part of this report:


         1. See index to financial statements at page 28 for the list of financial statements and exhibits thereto filed as part of this report.


         2.       The following exhibits are filed herewith:


         27       Financial Data Schedule.


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


                                                SOUTH HERTFORDSHIRE UNITED
                                                KINGDOM FUND, LTD.
                                                a Colorado limited partnership

                                                By: Fawnspring Limited,
                                                its General Partner




                                                By:_______________________

                                                Robert Drolet
                                                Director of Fawnspring Limited
                                                Date:    March 31, 2000


EXHIBIT INDEX
-------------

Number            Description
------            -----------

27                Financial Data Schedule.