Form 10-Q
period 2000-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2000-05-18
CIK 857957

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (Mark One)

   [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended March 31, 2000.

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

                      Caxton Way, Watford, WD1 8XH, England
                      -------------------------------------
                      Address of principal executive office

                               011-44-1923-435000
                               ------------------
                          Registrant's telephone number

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X                                         No
          ---                                           ---

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS


                                                                               Unaudited
                                                                               March 31,        December 31,
                                                                                  2000              1999
                                                                                  ----              ----
ASSETS:

CASH AND CASH EQUIVALENTS                                                        $243,582          $304,438

                                                                           ---------------------------------

CURRENT ASSETS                                                                    243,582           304,438

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 depreciation and amortization of  $36,787,452 and $36,038,632                 71,870,039        72,337,664
 at March 31, 2000  and December 31, 1999, respectively

OTHER ASSETS - deferred finance costs                                             351,098           379,878
                                                                           ---------------------------------

                                                                              $72,464,719       $73,021,980
                                                                           ---------------------------------

LIABILITIES:
  Accounts payable to affiliates and related parties                           $1,517,573        $1,469,517
  Accrued liabilities                                                             198,125           185,125
                                                                           ---------------------------------
            Current liabilities of the Partnership                              1,715,698         1,654,642

  Accounts payable to affiliates and related parties                           21,601,040        19,645,066
  Current installments due on loan facility                                     6,083,172         5,615,721
  Short term obligations under capital leases                                      19,483            35,563
                                                                           ---------------------------------

            Current liabilities of the Partnership and Company                 29,419,393        26,950,992

  Long term debt                                                               21,175,598        23,398,838
                                                                           ---------------------------------

                                                                               50,594,991        50,349,830

MINORITY INTERESTS                                                              7,650,203         7,883,670
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                             1,000             1,000
    Accumulated deficit                                                         (359,553)         (355,851)
                                                                           ---------------------------------

                                                                                (358,553)         (354,851)
  Limited Partners
    Net contributed capital (56,935 units outstanding at                       48,817,997        48,817,997
      March 31, 2000 and December 31, 1999 respectively)
  Accumulated deficit                                                        (35,314,502)      (34,948,050)
                                                                           ---------------------------------

                                                                               13,503,495        13,869,947

Currency translation adjustment                                                 1,074,583         1,273,384
                                                                           ---------------------------------

Total partners' capital                                                        14,219,525        14,788,480
                                                                           ---------------------------------

Total liabilities and partners' capital                                       $72,464,719       $73,021,980
                                                                           ---------------------------------


                     The accompanying notes are an integral
              part of these unaudited consolidated balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the three months ended
                                                                                     March 31,
                                                                                     ---------

                                                                              2000               1999
                                                                              ----               ----

REVENUES                                                                       $7,135,542        $7,233,516

COSTS AND EXPENSES:
  Operating                                                                   (2,852,464)       (2,663,085)
  Selling, general and administrative                                            (61,714)          (11,480)
  Management fees and allocated
    overhead from the General Partner                                         (2,649,062)       (2,151,091)
  Depreciation and amortization                                               (1,209,139)       (1,590,730)
                                                                           ---------------------------------

OPERATING INCOME                                                                  363,163           817,130

OTHER INCOME (EXPENSE):
  Interest expense                                                              (842,920)         (851,066)
  Interest income                                                                       -                 -
  Other                                                                          (24,057)          (24,426)
                                                                           ---------------------------------

LOSS BEFORE MINORITY INTERESTS                                                  (503,814)          (58,362)
  Minority interests                                                              133,660             3,799
                                                                           ---------------------------------

NET LOSS                                                                       ($370,154)         ($54,563)
ALLOCATION OF NET LOSS:
  General Partner                                                                 (3,702)             (546)
  Limited Partners                                                              (366,452)          (54,017)

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                                                ($6.44)           ($0.95)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP                                                           56,935            56,935
  UNITS OUTSTANDING

                           UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             For the three months ended
                                                                                     March 31,

                                                                              2000               1999
                                                                              ----               ----

NET LOSS                                                                       ($370,154)         ($54,563)
  Foreign currency translation adjustments                                      (198,801)         (483,310)
                                                                           ---------------------------------
TOTAL COMPREHENSIVE LOSS                                                       ($568,955)        ($537,873)
                                                                           ---------------------------------


                     The accompanying notes are an integral
           part of these unaudited consolidated financial statements.


                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                              2000                1999
                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     ($370,154)         ($54,563)
Adjustments to reconcile net profit/(loss) to net cash generated by operating activities:
  Minority interests                                                            (133,660)           (3,799)
  Depreciation and amortization                                                 1,209,139         1,590,730

Change in operating assets and liabilities
  Decrease in prepaid expenses and other assets                                    55,307            24,426
  Increase in accounts payable to related parties                               2,307,194           812,654
  Increase/(Decrease) in trade accounts payable and accrued liabilities            13,000          (29,654)
                                                                           ---------------------------------
     Net cash generated by operating activities                                 3,080,826         2,339,794

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system                 (1,698,476)       (1,612,116)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in borrowings                                                      (1,392,900)         (545,297)
  Principal payments under capital leases                                        (15,705)         (182,381)
                                                                           ---------------------------------

      Net cash used in financing activities                                   (1,408,605)         (727,678)
                                                                           ---------------------------------

Effect of currency exchange rate changes                                          (3,352)           (2,070)
Decrease in cash and cash equivalents                                            (26,255)                 -
Cash and cash equivalents, beginning of period                                    273,189            76,337
                                                                           ---------------------------------

Cash and cash equivalents, end of period                                         $243,582           $74,267
                                                                           ---------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                    $586,816          $641,067





                     The accompanying notes are an integral
           part of these unaudited consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1999. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 2000 and its results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of Cable & Wireless Communications (South Hertfordshire) Limited (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 2000, the network included approximately 91,105 homes released to operations. At March 31, 2000 the South Herts System's cable television customers totaled approximately 24,547 and the South Herts System's residential telephony lines totaled approximately 30,773.

     The Company is owned 66.7 percent by the Partnership and 33.3 percent by Cable & Wireless Communications plc ("C&W Comms"), and the general partner of the Partnership is Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of C&W Comms. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to C&W Comms or to other affiliates.

         Cable and Wireless plc ("C&W") and Bell Atlantic presently own, directly or indirectly, approximately 53% and 19% respectively, of the issued share capital of C&W Comms. Public shareholders hold the remaining 28%.

     C&W Comms, through its subsidiaries and its interest in the Company, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.

     On 26 July 1999, C&W, NTL Incorporated ("NTL") and C&W Comms announced:

(a) the proposed separation of C&W Comms into its corporate, business, Internet protocol and wholesale operations ("CWC DataCo") and its residential cable, business cable, indirect residential telephony, residential Internet and digital television development and services businesses ("CWC ConsumerCo"), (which includes the Company);

(b) the proposed indirect acquisition by C&W of the 47 per cent interest in CWC DataCo which is not currently attributable to it (thereby achieving 100 per cent ownership of CWC DataCo); and

(c) the proposed indirect acquisition by NTL of CWC ConsumerCo (together with the proposed separation of C&W Comms and the C&W acquisition, the "Transaction").

     Shareholder and other public documentation relevant to the Transaction, in particular the documents required to solicit various shareholder and bondholder consents, were posted on February 14, 2000 to holders of relevant securities of C&W, NTL and C&W Comms. By May 10, 2000, the necessary competition clearances relating to the NTL acquisition of CWC ConsumerCo and France Telecom's investment in NTL were obtained from the UK Secretary of State for Trade and Industry. However, there still remain various events that need to take place before the Transaction can be completed.

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

     The General Partner of the Partnership or its affiliates is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended March 31, 2000 and 1999 were $419,071 and $353,363 respectively. All of these amounts were expensed on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 respectively.

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 2000 and 1999, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,223,991 and $1,797,728 respectively. These increases were due to an increase in the provision of services by the General Partner in 2000 as compared to 1999.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2000 and 1999, this interest charge was $264,069 and $185,638, respectively.

(4)  FINANCINGS

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The credit facility is structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 2000, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed (pound)20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of (pound)20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company.

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

     The obligations of the Company under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of the Company. In addition, there is a pledge of all of the share capital of the Company given by C&W Comms and the Partnership as additional security for the facility.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at March 31, 2000 was (pound)17,080,500 ($27,258,770) and this amount was all drawn under Facility B.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 2000 the Partnership had current liabilities of $1,715,698 most of which were payable to the General Partner.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at March 31, 2000 was (pound)17,080,500 ($27,258,770) and this amount was all drawn under Facility B.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The functional currency of the Company is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order partially to fund capital expenditure on the South Herts System, the Company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at March 31, 2000 was (pound)17,080,500 ($27,258,770) at the closing rate of (pound)1 = $1.60. the loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company. At March 31, 2000, sterling LIBOR was 6.25%. The average interest rate borne by the loan during the period was 8.1%.

     Repayment of the credit facility falls due as follows:

                                             (pound)                $*
     March 31, 2001                         3,811,750         6,083,172
     March 31, 2002                         4,825,000         7,700,218
     March 31, 2003                         4,825,000         7,700,217
     March 31, 2004                         3,618,750         5,775,163
                                            ---------         ---------
                                           17,080,500        27,258,770
                                            ---------         ---------

     * At closing rate(pound)1 = $1.60

     This loan represents the Fund's principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling - US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of the Company.


YEAR 2000 ISSUE

     The year 2000 problem results from the use of two digits rather than four to define the year in computer hardware and software and in electronic equipment. When electronic systems process dates before and after January 1, 2000, they may recognize a date represented by "00" as indicating the year 1900, instead of 2000. Unless steps are taken to re-program affected equipment and re-write software, this may create processing ambiguities that can cause errors and system failures, the effects of which may be limited or pervasive depending on the computer chip, system or software, and its location and function. By definition, the precise effects of the problem can only be estimated in advance and will not be known with certainty until into and even after the year 2000 itself.

     The Company's operations are highly dependent upon equipment with embedded computer technology (network, switches etc), the widespread failure of which would have a material adverse impact on its results of operations. C&W Comms established a year 2000 compliance plan and timetable that included a comprehensive review to identify systems and equipment (both in the Company and in third party vendors) that could be affected by the year 2000 issue. The Cable & Wireless Millennium Program operated policies which conformed to the requirements as set out in "DISC PD2000-1:1998 - a definition of Year 2000 conformity requirements", issued by the British Standards Institution. These policies encompassed the verification of our key systems with regard to their normal operation over key dates such as rollover from 1998 to 1999, September 9, 1999, the millennium transition, the leap year date of February 29, 2000 and the transition between 2000 and 2001.

     The Company can report that over the millennium transition and subsequent period (including February 29, 2000), all its critical business systems and processes have continued to operate normally and as such, the program has been completely successful. Having achieved its primary objective - continuity of business and service to customers, C&W Comms will continue to monitor their network, critical business systems and key systems. The success of the program over the millennium transition has provided added confidence that there will not be any disruption over any other future dates.

     Accounting rules require that year 2000 compliance costs be expensed as incurred. The Company's costs of year 2000 compliance are included within those for Cable & Wireless Communications as a whole, and an analysis of these costs has not been performed.


RESULTS OF OPERATIONS

     Revenues of the Partnership fell by $97,974 for the three months ended March 31, 2000, over the corresponding period in 1999 from $7,233,516 in 1999 to $7,135,542 in 2000. This slight fall results from the dollar strengthening against the pound since the prior period. In sterling terms, revenue has increased as a result of an increase in the South Herts System's customer base. The South Herts System served approximately 24,547 basic cable television customers and 30,773 residential telephony lines at March 31, 2000 as compared to approximately 23,200 basic cable television customers and 30,400 residential telephony lines at March 31, 1999. In January 2000, C&W Comms began its rollout of digital services in the South Herts franchise area. At March 31, 2000, the Company served approximately 4,892 digital customers.

     Operating expenses increased $189,379 for the three months ended March 31, 2000 over the corresponding period in 1999 from $2,663,085 in 1999 to $2,852,464 in 2000. This increase resulted from the continuing pressure on costs experienced by the C&W Comms Group.

     Selling, general and administrative expenses increased $50,234 for the three months ended March 31, 2000 over the corresponding period in 1999 from $11,480 in 1999 to $61,714 in 2000. This increase was due to higher direct overhead costs incurred by the Partnership.

     Management fees and allocated overhead from the General Partner increased by $497,971 for the three months ended March 31, 2000 over the corresponding period in 1999, from $2,151,091 in 1999 to $2,649,062 in 2000. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

     Depreciation and amortization expense decreased $381,591 for the three months ended March 31, 2000, over the corresponding period in 1999, from $1,590,730 in 1999 to $1,209,139 in 2000.

     Interest expense reduced by $8,146 for the three months ended March 31, 2000 over the corresponding period in 1999, from $851,066 in 1999 to $842,920 in 2000. This fall results from a reduced loan balance.

     Net loss increased by $315,591 for the three months ended March 31, 2000, over the corresponding period in 1999, from a loss of $54,563 in 1999 to a loss of $370,154 in 2000. This increase in the loss is due to the additional costs incurred by the Company following the rollout of digital services in the South Herts franchise area in January 2000 and the Company reducing its prices to maintain its position in the competitive environment in which it operates.


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


                                            SOUTH HERTFORDSHIRE UNITED
                                              KINGDOM FUND, LTD.
                                            a Colorado limited partnership
                                            BY:  FAWNSPRING LIMITED
                                                    Its General Partner



                                            BY:
                                                --------------------------
                                                Robert Drolet
                                                Director
                                                May 13, 2000.