Form 10-K405
period 2000-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-04-02
CIK 857957

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2000

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

        Colorado         South Hertfordshire United Kingdom Fund, Ltd.              #84-1145140
        --------------------------------------------------------------------------------------
(State of Organization)                                                   (IRS Employer Identification No.)

Caxton Way, Watford, WD1 8XH, England                         ###-##-#### - 435000
-------------------------------------                         --------------------
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

           Yes                                         No     x
              ---------                                  -----------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e229 405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                             -
DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

                                                                                Page
PART I

ITEM 1.       BUSINESS                                                             3
ITEM 2.       PROPERTIES                                                          22
ITEM 3.       LEGAL PROCEEDINGS                                                   22
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                                     22
ITEM 6.       SELECTED FINANCIAL DATA                                             23
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                 24
ITEM 7a       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          26
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         28
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                              40
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  41

PART III

ITEM 11.      EXECUTIVE COMPENSATION                                              42
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                      42
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      42

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K                                                 43

SIGNATURES                                                                        44

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


         On February 20, 1992, upon receipt of approval from United Kingdom regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of NTL (South Herts) Limited (formerly Cable & Wireless Communications (South Hertfordshire) Limited and Jones Cable Group of South Hertfordshire Limited) ("NTL South Herts") from Jones Global Funds, Inc. and certain of its affiliates (the "Former Owners"). NTL South Herts is a United Kingdom corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London (the "South Herts System"). The acquisition by the Partnership of all of the shares of NTL South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of NTL South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership investment in NTL South Herts, cost reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System's construction and operation.


         The South Herts System's ownership by NTL South Herts, a United Kingdom corporation, rather than directly by the Partnership, results from an intention to insulate the limited partners of the Partnership (the "Limited Partners") from potential United Kingdom taxation upon the eventual sale of the South Herts System. Under current United Kingdom tax laws, the sale of the United Kingdom cable television/telephony system by a U.S. limited partnership may give rise to limited partner tax liability in the United Kingdom whereas the sale of shares in a United Kingdom corporation by a U.S. limited partnership does not give rise to limited partner tax liability in the United Kingdom on the basis that the limited partnership is not itself trading in the United Kingdom through a permanent establishment there. The shares of NTL South Herts are held indirectly by the Partnership through corporate nominees on the advice of the Partnership's counsel in the United Kingdom. This indirect ownership structure is intended to afford the Limited Partners more certain protection from United Kingdom tax liability.

         In order to provide additional funding for the construction of the South Herts System, two additional participants invested in NTL South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested L3,400,000 in NTL South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the "Sandler Group") committed to invest L6,800,000 in NTL South Herts, of which L2,266,600 was, funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested L3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested L1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested L466,800 for 4,668 Class B shares.


         On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, "Jones") and the Sandler Group entered into agreements to transfer all of their interests in their United Kingdom cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.'s interest in NTL South Herts, Jones Global Funds, Inc.'s general partner interest in the Partnership and the Sandler Group's interest in NTL South Herts, to Bell Cablemedia plc ("BCM") in exchange for ordinary shares (in the form of American Depository Shares ("ADSs")) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI Telecom Holding Inc (formerly Bell Canada International Inc.) ("BCITH") and 20 percent by Cable and Wireless plc ("C&W").


         On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.'s interest in NTL South Herts, the Sandler Group's interest in NTL South Herts and the general partner interest in the Partnership. These acquisitions are collectively referred to herein as the "BCM Acquisition." In October 1994, the Partnership invested L5,108,900 in NTL South Herts for 51,089 Class A shares and BCM invested L2,554,600 in NTL South Herts for 25,546 Class A shares. In November 1994, the Partnership invested L1,410,000 in NTL South Herts for 14,100 Class A shares and BCM invested L705,000 in NTL South Herts for 7,050 Class A shares. As a result of these transactions, NTL South Herts is now owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership is now Fawnspring Limited, a wholly owned subsidiary of BCM (the "General Partner"). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.


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


         On October 22, 1996, C&W, BCITH and Bell Atlantic (at that time, NYNEX) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine:
(i) Mercury Communications Limited ("Mercury"), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX Cablecomms Group Inc. (collectively "NYNEX CableComms") under one company to be called Cable & Wireless Communications plc ("CWC Comms"). On completion of this combination, CWC Comms became the largest provider of integrated telecommunications and television entertainment services in the United Kingdom.


On 26 July 1999, C&W, NTL Incorporated ("NTL") and CWC Comms announced:

(a) the proposed separation of CWC Comms into its corporate, business, Internet protocol and wholesale operations ("CWC DataCo") and its residential cable, business cable, indirect residential telephony, residential Internet and digital television development and services businesses ("CWC ConsumerCo"), (which includes NTL South Herts);

(b) the proposed indirect acquisition by C&W of the 47.3 per cent interest in CWC DataCo which is not currently attributable to it (thereby achieving 100 per cent ownership of CWC DataCo); and

(c) the proposed indirect acquisition by NTL of CWC ConsumerCo (together with the proposed separation of CWC Comms and the C&W acquisition, the "Transaction").

Following the approval of shareholders, bondholders and the competition authorities the Transaction completed on 30 May 2000. Following completion, CWC Comms changed its name to NTL (CWC) limited ("NTL (CWC)). To fund the cash element of the consideration, NTL placed $4.5 billion of common and preferred stock with France Telecom.


NTL South Herts is one of 47 franchise areas which NTL (CWC) manages and controls from its headquarters in the South Hertfordshire franchise. Management control is exercised by Fawnspring Limited, a UK corporation, which is the general partner of the Partnership (the "General Partner"), although it is delegated to other affiliated companies of NTL (CWC) as the General Partner believes that returns are maximised by management as an integral part of a larger group to reap the benefits of synergy. NTL (CWC) performs all billing and collection functions and other NTL (CWC) group companies procure all services on behalf of NTL South Herts. NTL (CWC) arrange all necessary funding on behalf of NTL South Herts. NTL South Herts is an integral part of NTL (CWC) strategy for developing activities in the UK.


         THE SOUTH HERTS SYSTEM


         FRANCHISE AREA


         The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend and administrative offices. There are approximately 94,000 homes in the franchise area, of which 91,479 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.


         The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.


         OPERATIONS


               Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 2000, approximately 91,479 homes, or 97% per cent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise. At December 31, 2000, NTL South Herts serviced approximately 27,011 basic cable television customers including 13,016 digital cable customers, and, 33,945 residential telephony lines.


         PRODUCTS AND SERVICES


         Three main types of service are offered by NTL South Herts: cable television (mainly to the home but also to businesses), residential telephony services and telecommunications services for business customers.


         Cable Television Services. NTL South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming and premium packages, which are based on films, sporting events, Asian programming and adult programming. Pay-per-view ("PPV") facilities are also available, providing a way for customers to buy television programming, including high profile movies, sports and music events. NTL South Herts intends to use its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than having to place an order over the telephone, which direct-to-home ("DTH") television subscribers must do.


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


         Residential Telephony Services. NTL South Herts offers local and long distance and international telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls, itemized billing, call waiting, call divert, call screening and speed dialling.


         Internet and other on-line information services. With the growth in the home PC market fuelling the rapid growth in demand for Internet access and other on-line information services, NTL South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated "return path" network to offer full interactivity.


         Business Telecommunications Services. NTL South Herts offers businesses a range of services alongside basic telephony, including fax, private circuits and virtual private networks. A Centrex service, which offers customers the facilities they would expect from a private switchboard without the need to buy or maintain their own switching equipment, has been introduced.


         FUTURE SERVICES


         Opportunities for interactive and integrated services, which may be offered by NTL South Herts in the future, include the following:


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



         COMPETITIVE ADVANTAGES


         The South Herts franchise is managed as an integral part of NTL. NTL has certain competitive strengths that position it to compete effectively against BT and other potential competitors serving the UK market.


         Regulatory Environment and Market Position


         NTL believes that the UK regulatory climate is generally favourable for its operations. UK telecommunications policy has historically tended towards promoting facilities-based competition, although more recently this has shifted to a position whereby facilities-based and services-based competition, are promoted in a balanced manner. At this stage of the development of the UK market, Oftel has rejected demands from service providers to allow them cost-based network services without having to build competing network elements although they have encouraged the development of retail-minus products for this sector by infrastructure providers. In addition, the UK regulatory regime places greater burdens on those operators with significant market power, giving NTL greater operational flexibility than BT. Finally, NTL believes that the availability of number portability and reciprocal charging arrangements between operators will generally favour NTL and other facilities-based competitors over BT.


         National Network Presence


         NTL's continually expanding high-capacity local, national and international network creates a competitive advantage in the UK market. The Company is able to provide access (either direct or indirect) to almost all small-to-medium sized enterprises and large corporate businesses in the United Kingdom. When construction of the cable television networks is complete, direct access will be available to approximately fifty per cent. of all homes in the United Kingdom. In addition, NTL can provide telecommunication services to substantially all potential UK customers by indirect connection to its network. As a national operator, NTL benefits from cost advantages in network operations and marketing.


         Integrated Products and New Services


         NTL believes it is well positioned in its franchise areas to integrate a complete range of communications products, including multi-channel television and interactive services, fixed and mobile telephony, and Internet and data services, and to offer these products at competitive prices to the residential and business market segments. Product bundling provides customers with increased value and a broadened range of services, and can also help reduce residential customer churn. As part of its marketing efforts, NTL will continue to determine how best to maximise customer take-up through the variety and value of its product offerings.


         Additionally, NTL South Herts offers its customers integrated packages of products, such as on-line Internet access services and number portability. In future, NTL South Herts will offer the same products along with digital television products such as near video-on-demand.


         Management Team and Strategic Relationships

         NTL has recruited its senior executives both from within its constituent companies and from other well-established corporations. NTL's senior executive team believes that it has the requisite experience to operate a business of the scope and scale of NTL South Herts.


         PRICING


         All prices set out in this section include Value Added Tax.


         Cable Television. NTL South Herts at December 31, 2000 charged customers on the basic Access cable television package L9.25 per month for Analog and L10.00 per month for Digital. Charges for dual packages including premium channels are up to L48.00. NTL's cable television services include the supply and installation of one addressable converter box, which provides the service to one television set. There is a monthly charge of approximately L5.00 per additional channel selector box. NTL South Herts also charges a one time connection fee, with discounts for those customers who take telephony services as well as for those who choose to pay by direct debit.


         As a result of the regulation of BT's prices and increased competition, telephony prices in the UK telecommunications market have declined significantly over the past few years. Price remains an important factor in the residential, small office and home business segments, although in its other business segments, NTL's pricing strategy is to sell predominantly on value rather than on price alone. NTL's tariffs for both domestic and international telephone calls are set on the basis of per second rate, which varies according to the destination and time of call. Except for a minimum fixed charge, NTL charges customers only for the actual time elapsed during a call. Leased circuit services are charged at a fixed rate regardless of usage.


         Dual Product Packages. NTL offers within its franchise areas dual product cable television and telephony packages ("Dual Product Packages"). These Dual Product Packages provide customers within these areas with a range of cable television packages integrated with its telephony services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include both a range of basic television packages together with the option to add certain "Premium" channels (including sports and movie channels) and provide the customer with the additional benefit of dealing with just one communications company. Both existing and new customers of NTL take subscriptions with the main interest being the entry-level package, a mid-range package and a big basic package. Based on past experience, NTL believes that customers with both cable television and telecommunications services are less likely to terminate service than those with the cable television service only. The Unity Packages are designed to provide the consumer with greater choice and flexibility. They are also intended to increase the rate of uptake of dual packaged services in addition to stimulating higher penetration levels.


         NTL SOUTH HERTS' NETWORK


         Construction of NTL South Herts' cable television/telephony network is substantially complete with approximately 97% of homes in the South Hertfordshire franchise area passed at December 31, 2000.


         Network Architecture. NTL South Herts' network is designed to take integrated two-way broadband cable television systems. Such systems will incorporate a digital overlay telephony network to service the homes and businesses within the franchise area. The network utilizes fiber optic cables on major trunk routes from a central location containing the cable television headend and telephony switch to nodes that serve approximately 500 homes each.


         NTL South Herts' network makes extensive use of fiber optic cable. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided.

         The cable television system has the capacity to carry between 200 and 300 channels of television plus radio, teletext, telecommunications and other related services. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications.



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


         NTL South Herts' telephony network employ an open architecture, using a combination of SDH and PDH Technology for system resilience. Voice and high speed data services may be provided across the network. Multipair copper cable is used to connect fiber optic nodes serving approximately 500 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer's home.


         NTL South Herts' telephony switch has multiple interconnects to the C&W and the BT networks.


         Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for "network costs" including "construction costs" (including trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment), "customer costs" (including converters, customer electronics and installation of cable from the network to the customer's home), and "other costs" (such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labour). Total capital expenditure by NTL South Herts on its cable television/telephony systems up to December 31, 2000 was approximately L72.4 million ($108.1 million based on a December 31, 2000 exchange rate of L1=$1.49).


         Construction costs for the South Herts System varies depending upon housing density, geographical terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because of the logistics in laying the fiber optic and coaxial cables for the networks necessitated by the UK's prohibition on aerial construction. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the New Roads and Street Works Act 1991 (the "Street Works Act"). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.


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

Interconnection with other licensed operators is an important component of NTL
(CWC)' network, since the majority of the traffic handled by NTL (CWC) originates from or terminates on BT's or on other licensed operators' networks. NTL (CWC) operates under interconnection agreements with BT and a number of other licensed operators, including cellular, PCN, ISR and cable operators.


         International Interconnect. Turnover from international telephone services is derived from outgoing calls made by customers in the United Kingdom and from receipts from overseas telecommunication operators for incoming calls which are passed to the NTL South Herts network for delivery to their final destinations within the United Kingdom or overseas. In turn, NTL South Herts makes payments to overseas operators for the international use of their facilities to deliver the outgoing calls from NTL South Herts customers.


         NTL enters into operating agreements with overseas carriers to provide for interconnection between its network and the domestic network of overseas carriers. NTL continues to seek additional operating agreements with telecommunication administrations in other countries as NTL believes it is economically justified in order to increase the percentage of outgoing international calls from the United Kingdom that can be carried on NTL network. There can be no assurance as to whether or when NTL will enter into any additional operating agreements or that existing operating agreements will be renewed in similar terms. Where NTL does not have an operating agreement for direct connection with, or the agreement has not yet been implemented by, the overseas telecommunication administration to which a call is directed, agreements are sought whereby calls can be routed through an intermediate switching centre, paying the intermediary an agreed rate determined in accordance with regulatory obligations.


                                  COMPETITION

We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television. We believe that competition will intensify in each of these business areas, particularly business telecommunications and Internet.

CONSUMER SERVICES

We compete primarily with BT in providing telephone services to residential customers in the United Kingdom. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, in June 2000, BT serviced 81.6% of U.K. residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT's customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of U.K. customers to switch from BT to a competitive telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, BT is under a regulatory obligation to introduce carrier pre-selection on its network, an interim version of which was introduced in December 2000, although the carrier pre-selection for all calls (except for certain special categories) will not be launched until nearer the end of 2001. Carrier pre-selection may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our tower services group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators are permitted to provide and convey cable television services throughout the United Kingdom from January 1, 2001, and exclusive franchises will no longer be awarded.

British Sky Broadcasting Limited, or BSkyB, currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator's network. In addition, BSkyB has a joint venture with BT that is known as Open (formerly British Interactive Broadcasting). BSkyB increased its holding in Open to 80.1% in July 2000 as a result of buying out HSBC and Matsushita. The joint venture could provide additional competition.

Our cable television systems compete with direct reception over-the-air broadcast television, DTH satellite services and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

In 1999, BSkyB and OnDigital dropped the practice of charging any upfront fee for digital set-top boxes, although they still charge in some instances for installation. Coupled with BSkyB's move to bundle free Internet access and discounted indirect access telephony (with calls priced at a significant discount to BT headline rates), these moves have reduced the competitive advantages previously represented by our offerings. We believe that the underlying technological advantages of our networks will allow us to respond to such moves by our competitors. Nevertheless, there can be no assurances that we will be able to continue to compete successfully in all segments of the residential markets.

BUSINESS TELECOMMUNICATIONS

BT is also our principal competitor in providing business telecommunications services. In addition, we compete with Cable & Wireless plc, Energis Communications Limited, Thus in Scotland and with other companies that have been granted telecommunications licenses such as MCI-WorldCom and COLT. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.
                                   REGULATION

Telecommunications service industries in the United Kingdom are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the United Kingdom requires the following two principal non-exclusive licenses:

         - a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department to Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

         - a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

PRICE REGULATION

BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. In February 2001, OFTEL announced that current retail price controls would be extended until July 2002 with a roll over provision for a further year.

NTL is not subject to the same scrutiny and control by OFTEL of its retail telephone prices as BT, given its non-dominant status in the market. However, NTL is subject to prohibitions on undue preference and undue discrimination in its cable television pricing. NTL is, also required to publish its standard prices, terms and conditions for cable television services.

NUMBER PORTABILITY

The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. NTL has a process in place to comply with its existing obligations and it is now in the process of negotiating more service establishment arrangements with other operators.

LOCAL LOOP UNBUNDLING

In November 1999, an OFTEL policy statement mandated the unbundling of BT's local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000 conditions in BT's license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. Further exchanges are likely to be made available to service providers for unbundling in 2001. OFTEL published the wholesale prices for BT's unbundled local loops on December 29, 2000 and prices for shared access will be published in 2001. From December 31, 2000, BT is required to publish a reference offer setting out the basis on which they will offer shared access to the local loop. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services. The introduction of local loop unbundling will give rise to opportunities for us, but could also give rise to increased competition.

INTERCONNECTION

NTL Group Ltd. has Annex II status giving it rights of interconnection at wholesale rates to other operators with similar status.

OPEN ACCESS TO CABLE INFRASTRUCTURE

In April 2000, OFTEL issued a public consultation document on regulated access to cable infrastructure ("open access"). The preliminary conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSKYB CARRIAGE AGREEMENT

NTL's carriage agreement with BSkyB is subject to regulatory approval by both the ITC and the U.K. Office of Fair Trading, or OFT. The agreement was therefore notified to the OFT in Autumn 2000. In December 2000, the OFT separately announced that it was commencing a six-month investigation under the U.K. Competition Act into BSkyB's activities, in particular the wholesale prices offered to rival distributors of pay television services. The launch of this investigation in December 2000 has meant that the OFT's timetable for reviewing NTL's carriage agreement with BskyB has been extended.

COMPETITION ACT 1998

The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of U.K. turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions which are inconsistent with EC law.

EUROPEAN UNION LEGISLATION

Our business is further regulated by the EU under various European Commission Directives. In July 2000, the European Commission adopted a package of legislative proposals which sets out a new framework for electronic communication and ensures that the legislation is more technology neutral. The proposed new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users' rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

COMMUNICATIONS BILL

A White Paper issued in December 2000 -- A New Future for Communications -- proposed the creation of a new body 'OFCOM' to regulate the communications industry. This will merge the functions of OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

                            RESEARCH AND DEVELOPMENT

Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

EMPLOYEES

         The Partnership has no employees. NTL South Herts is managed as a part of NTL (CWC), thus benefiting from the economies of scale of sharing support functions.

ITEM 2. PROPERTIES


         NTL South Herts owns a freehold property at 9 Greycaine Road, Watford consisting of approximately 18,500 square feet of office space.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         While the Partnership's interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 31, 2001, the approximate number of investors in the Partnership was 5,200.

ITEM 6. SELECTED FINANCIAL DATA

                                                          South Hertfordshire United Kingdom Fund, Ltd.
                                                          --------------------------------------------

                                                                     Years ended December 31
INCOME STATEMENT DATA:                 2000               1999               1998               1997               1996
                                       ----               ----               ----               ----               ----
Revenues                           $ 26,310,898       $ 28,345,316       $ 28,396,020       $ 23,603,312       $ 20,851,777
Cost of Revenue                     (10,466,187)       (11,061,408)       (12,014,013)       (13,648,846)       (15,691,431)
Management Fees and
Allocations from General            (13,128,873)       (10,447,802)        (8,173,374)        (6,058,801)        (3,943,096)
Partner
Depreciation and Amortization
                                     (4,759,437)        (6,279,976)        (4,119,297)        (6,177,968)        (5,129,620)
Write down of fixed assets                 --                 --                 --           (6,562,400)              --
                                   ------------       ------------       ------------       ------------       ------------
Operating Income/(Loss)              (2,043,599)           556,130          4,089,336         (8,844,703)        (3,912,370)
Interest Income                                                                39,777             78,749             30,667
Interest Expense                     (3,217,052)        (3,322,569)        (3,743,532)        (3,599,912)        (2,836,056)
                                   ------------       ------------       ------------       ------------       ------------
Income/(Loss) from continuing
operations before                    (5,260,651)        (2,766,439)           385,581        (12,365,866)        (6,717,759)
minority interests
Minority Interests                    1,665,805            797,107           (249,713)         3,975,339          2,100,658
                                   ------------       ------------       ------------       ------------       ------------
Net Loss                             (3,594,846)        (1,969,332)           135,868         (8,390,527)        (4,617,101)
Net Income/(Loss) per Limited
Partnership Unit                         (62.51)            (34.24)              2.36            (145.90)            (80.28)
Weighted Average Number of
Limited Partnership Units                56,935             56,935             56,935             56,935             56,935
Outstanding
BALANCE SHEET DATA:
Total Assets                         70,366,262         73,021,980         77,814,972         76,963,343         91,119,344
Accounts Payable to
Affiliates/Related Parties           32,690,227         21,114,583         19,157,847         18,335,570         10,202,585
Long term debt                       21,618,413         29,014,559         32,028,350         31,756,220         30,290,110
General Partner's Capital
(Deficit)                              (390,799)          (354,851)          (335,158)          (336,517)          (252,612)
Limited Partners' Capital            10,311,049         13,869,947         15,819,586         15,685,077         23,991,699
Minority Interests                    5,645,599          7,883,670          8,912,532          8,588,899         13,079,544

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


         2000 COMPARED TO 1999


         Revenues of the Partnership decreased $2,034,418 for the year ended December 31, 2000, from $28,345,316 in 1999 to $26,310,898 in 2000. The decrease is mainly due to the 6 per cent decrease in the twelve month average exchange rate from $1.6148 in 1999 to $1.5187 in 2000. The South Herts System served approximately 27,011 basic cable television customers and 33,945 residential telephony lines at December 31, 2000, compared to 24,717 basic cable television customers and 30,309 residential telephony lines at December 31, 1999.


         In sterling terms revenue has fallen by 1 per cent in the year ended December 31, 2000 which reflects three factors. Firstly the decrease in the basic access cable television package from L9.99 to L9.25 per month for analog. Secondly the introduction of the basic access digital cable television package which generated revenue of L10 per month and finally the reduction in the cost of the full cable package which includes all premium channels from L60 to L48 per month.


         Operating expenses decreased $470,907 or 4.3% for the year ended December 31, 2000 over the similar period in 1999 from $10,837,197 in 1999 to $10,366,295 in 2000. This compares to a decrease of $948,486 or 8.0% for the year ended December 31, 1999. The decrease in operating expenses is attributable to the 6 per cent decrease in the twelve month average exchange rate from $1.6148 in 1999 to $1.5187 in 2000.


         Selling, general and administrative expenses decreased $124,319 for the year ended December 31, 2000 from $224,211 in 1999 to $99,892 in 2000.


         Management fees and allocated overhead from the General Partner increased $2,681,070 for the year ended December 31, 2000 from $10,447,802 in 1999 to $13,128,873 in 2000. The increase in management fees and overhead was due to NTL South Herts being attributed costs from the larger CWC Comms, which incorporated CWC DataCo and CWC ConsumerCo in 1999, whereas in 2000 the costs have been attributed from CWC ConsumerCo alone. NTL is now actively addressing its cost base in the UK following completion of the Transaction on 30 May 2000, which should lead to lower management fees and allocated overhead for NTL South Herts in the short to medium term.


         Depreciation and amortization expense decreased $1,520,539 for the year ended December 31, 2000 from $6,279,976 in 1999 to $4,759,437 in 2000. The decrease is due to the $894,341 write down of analogue set top boxes to nil net book value in the year ended December 31, 1999, no further write down was required in the year ended December 31, 2000.


         Interest expense decreased $105,517 for the year ended December 31, 2000 from $3,322,569 in 1999 to $3,217,052 in 2000. The decrease was due to repayments of the principal on the loan and a reduction in UK interest rates.


         Net cash outflow in the year was $273,189. The cash inflow from operating activities was $13,271,928, which reflects the increase in accounts payable to related parties of $13,512,616 in the year ended December 31, 2000. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $8,036,361 in the year ended December 31, 2000. In addition repayments of the principal on the loan amounted to $5,275,848in the year ended December 31, 2000. Payments under finance leases during the year amounted to $33,411 compared to $280,982 in 1999, reflecting the fact that all finance leases have now been repaid.

         1999 COMPARED TO 1998


         Revenues of the Partnership decreased $50,704 for the year ended December 31, 1999, over the similar period in 1998 from $28,396,020 in 1998 to $28,345,316 in 1999. This increase is primarily the result of an increase in the South Herts System's customer base. The South Herts System served approximately 24,717 basic cable television customers and 30,309 residential telephony lines at December 31, 1999, compared to 23,067 basic cable television customers and 30,019 residential telephony lines at December 31, 1998.


         Operating expenses decreased $948,486 or 8.0% for the year ended December 31, 1999 over the similar period in 1998 from $11,785,683 in 1998 to $10,837,197 in 1999. This compares to a rise of $311,327 or 2.7% for the year ended 31 December, 1998.


         Selling, general and administrative expenses decreased $4,119 for the year ended December 31, 1999 from $228,330 in 1998 to $224,211 in 1999.


         Management fees and allocated overhead from the General Partner increased $2,274,428 for the year ended December 31, 1999 from $8,173,374 in 1998 to $10,447,802 in 1999. This increase is due to Y2K costs and the outsourcing of computer costs.


         Depreciation and amortization expense decreased $2,160,679 for the year ended December 31, 1999 from $4,119,297 in 1998 to $6,279,976 in 1999. This was due to an increase in capital expenditure in the year and a deflated charge in 1998 following the fair value adjustment in 1997.


         Interest income decreased $39,777 for the year ended December 31, 1999 from $39,777 in 1998 to $nil in 1999, due to no cash being held in interest bearing accounts.


         Interest expense decreased $420,963 for the year ended December 31, 1999 from $3,743,532 in 1998 to $3,322,569 in 1999. The decrease was due to repayments of the principal on the loan and a reduction in UK interest rates.


         Net cash inflow in the year was $196,852. Cash inflow of $6,016,647 was from operating activities. The inflow was applied to investment in the cable network and repayments of the principal of the loan. Payments under finance leases fell from $894,989 in 1998 to $289,699 in 1999, reflecting the fact that no new finance leases have been entered into.

LIQUIDITY AND CAPITAL RESOURCES


         THE PARTNERSHIP


         The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of December 31, 2000 the Partnership had current liabilities of approximately $1,513,630 owing to NTL (CWC) group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. NTL has agreed to provide ongoing financial support, as required, to enable NTL South Herts to continue operations for the foreseeable future.


         NTL SOUTH HERTS


         On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a L25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, L5,000,000 was cancelled and the facility reduced to L20,000,000.


         The obligations of NTL South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of NTL South Herts. In addition, there is a pledge of all of the share capital of NTL South Herts given by BCM and the Partnership as additional security for the facility. Drawdowns of L19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to NTL South Herts by BCM since November 1994. The amount outstanding under the facility at December 31, 2000 was L14.5 million. The facility was repaid in full on February 21, 2001.

         The net cash outflow in the year ended December 31, 2000 was $93,258. The cash inflow from operating activities was $13,271,928, which reflects the increase in accounts payable to related parties of $13,512,616 in the year ended December 31, 2000. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $8,036,361 in the year ended December 31, 2000. In addition repayments of the principal on the loan amounted to $5,275,848in the year ended December 31, 2000. Payments under finance leases during the year amounted to $33,411 compared to $280,982 in 1999, reflecting the fact that all finance leases have now been repaid.


         INFLATION

         On average, inflation rates in the UK economy have been relatively low over the past few years. Although long term inflation rates are difficult to predict, the General Partner believes it has the flexibility in operations and capital structure to maintain a competitive position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order to partially fund capital expenditure on the system, the company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at December 31, 2000 was L14,475,000 ($21,618,413 at the closing rate of L1 = $1.49). The loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of NTL South Herts. At December 29, 2000, three month sterling LIBOR was 5.90%. The average interest rate during the year was 8.19%.

         Repayment of the credit facility at December 31, 2000 fell due as follows:


                                           L                     $*
         2001                           4,825,000             7,206,138
         2002                           4,825,000             7,206,138
         2003                           4,825,000             7,206,137
                                       ----------            ----------
                                       14,475,000            21,618,413
                                       ----------            ----------

         * At closing rate L1 = $1.49


         This loan represents the Fund's principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling - US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of NTL South Herts.

         Interest rate risk was managed in the year ended December 31, 2000 by fixing the interest rate for a period to coincide with the management views on likely interest rate movement. The facility was repaid in full with related party funding from NTL on February 21, 2001 which eliminates all interest rate risk to NTL South Herts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2000, AND 1999

            AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                      INDEX

                                                                                             Page
                                                                                             ----
Ernst &Young Independent Auditors' Report                                                    29

Arthur Andersen Independent Auditors' Report                                                 30

Consolidated Balance Sheets                                                                  31

Consolidated Statements of Operations and Consolidated Statement of Comprehensive Income     32

Consolidated Statements of Partners' Capital (Deficit)                                       33

Consolidated Statements of Cash Flows                                                        34

Notes to Consolidated Financial Statements                                                   35

REPORT OF INDEPENDENT AUDITORS'


The Partners
South Hertfordshire United Kingdom Fund, Ltd.

         We have audited the accompanying consolidated balance sheet of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 2000, and the related consolidated statement of operations, comprehensive income/(loss), partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.


         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary at December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                                   ERNST & YOUNG
London, England
March  29, 2001

INDEPENDENT AUDITORS' REPORT


South Hertfordshire United Kingdom Fund, Ltd.

         We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.



ARTHUR ANDERSEN
London, England
March 30, 2000

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31
ASSETS                                                               2000               1999
                                                                     ----               ----
  Current Assets
  Cash and cash equivalents                                      $          0       $    273,189
  Prepaid expenses                                                          0             31,249
                                                                 ------------       ------------
  Total current assets                                                      0            304,438
  Investment in cable television and telecommunications
  properties
  (net of accumulated depreciation and amortization of
  $37,994,401 and $36,038,632 at December 31, 2000 and 1999
  respectively)                                                    70,066,182         72,337,664
  Other assets                                                        300,080            379,878
                                                                 ------------       ------------
  Total assets                                                   $ 70,366,262       $ 73,021,980
                                                                 ============       ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Current Liabilities
  Accounts payable to affiliates and related parties             $ 32,690,227       $ 21,114,583
  Accrued liabilities                                                 362,125            185,125
  Current instalments on loan facility                              7,206,138          5,615,721
  Short term obligations under capital leases                            --               35,563
                                                                 ------------       ------------
  Total current liabilities                                        40,258,490         26,950,992
  Long-term debt                                                   14,412,275         23,398,838
                                                                 ------------       ------------
  Total liabilities                                                54,670,765         50,349,830
                                                                 ------------       ------------

MINORITY INTERESTS                                                  5,645,599          7,883,670

PARTNERS' CAPITAL (DEFICIT)
  General Partner-
  Contributed capital                                                   1,000              1,000
  Accumulated deficit                                                (391,799)          (355,851)
                                                                 ------------       ------------
                                                                     (390,799)          (354,851)
                                                                 ------------       ------------
Limited Partners-
  Net contributed capital (56,935 units outstanding at
  December 31, 2000 and 1999 respectively)                         48,817,997         48,817,997
  Accumulated deficit                                             (38,506,948)       (34,948,050)
                                                                 ------------       ------------
                                                                   10,311,049         13,869,947
                                                                 ------------       ------------

  Accumulated comprehensive income                                    129,648          1,273,384
                                                                 ------------       ------------
  Total partners' capital                                          10,049,898         14,788,480
                                                                 ------------       ------------

TOTAL LIABILITIES AND PARTNER'S CAPITAL                          $ 70,366,262       $ 73,021,980
                                                                 ============       ============

                             The accompanying notes
           are an integral part of these consolidated balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years ended December 31
                                                                 2000               1999               1998
                                                                 ----               ----               ----
REVENUES                                                     $ 26,310,898       $ 28,345,316       $ 28,396,020

COSTS AND EXPENSES
Cost of revenue                                               (10,366,295)       (10,837,197)       (11,785,683)
Selling, general and administrative                               (99,892)          (224,211)          (228,330)
Management fees and allocated overhead from the General
Partner                                                       (13,128,873)       (10,447,802)        (8,173,374)
Depreciation and amortization                                  (4,759,437)        (6,279,976)        (4,119,297)
                                                             ------------       ------------       ------------
OPERATING INCOME/(LOSS)                                        (2,043,599)           556,130          4,089,336

OTHER INCOME (EXPENSE)
Interest income                                                      --                 --               39,777
Interest expense (interest payable to related parties          (3,217,052)        (3,322,569)        (3,743,532)
amounted to $1,075,982, $886,671 and $727,429 in 2000,
1999 and 1998, respectively)
                                                             ------------       ------------       ------------
INCOME/(LOSS) BEFORE MINORITY INTERESTS                        (5,260,651)        (2,766,439)           385,581
Minority interests                                              1,665,805            797,107           (249,713)
                                                             ------------       ------------       ------------
NET INCOME/(LOSS)                                              (3,594,846)        (1,969,332)           135,868
                                                             ============       ============       ============

ALLOCATION OF NET INCOME/(LOSS) (Note 1)
General Partner                                              $    (35,948)      $    (19,693)      $      1,359
Limited Partners                                             $ (3,558,898)      $ (1,949,639)      $    134,509
                                                             ------------       ------------       ------------
NET INCOME/(LOSS)                                            $ (3,594,846)      $ (1,969,332)      $    135,868
                                                             ============       ============       ============

NET INCOME/(LOSS) PER LIMITED
PARTNERSHIP UNIT                                             $     (62.51)      $     (34.24)      $       2.36
                                                             ============       ============       ============
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                        56,935             56,935             56,935
                                                             ============       ============       ============

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                          Years ended December 31
                                                 2000              1999              1998
                                                 ----              ----              ----
NET INCOME/LOSS:                              $(3,594,846)      $(1,969,332)      $   135,868
Foreign currency translation adjustments       (1,716,002)         (463,556)          147,877
                                              -----------       -----------       -----------
COMPREHENSIVE INCOME/(LOSS)                   $(5,310,848)      $(2,432,888)      $   283,745
                                              ===========       ===========       ===========

                             The accompanying notes
        are an integral part of these consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                          Years ended December 31,
                                                 2000               1999               1998
                                                 ----               ----               ----
GENERAL PARTNER:
Balance, beginning of year                   $   (354,851)      $   (335,158)      $   (336,517)
Net income/(loss) for year                        (35,948)           (19,693)             1,359
                                             ------------       ------------       ------------
Balance, end of year                         $   (390,799)      $   (354,851)      $   (335,158)
                                             ============       ============       ============

LIMITED PARTNERS:
Balance, beginning of year                   $ 13,869,947       $ 15,819,586       $ 15,685,077
Net income/(loss) for year                     (3,558,898)        (1,949,639)           134,509
                                             ------------       ------------       ------------
Balance, end of year                         $ 10,311,049       $ 13,869,947       $ 15,819,586
                                             ============       ============       ============

Accumulated comprehensive income/(loss)           129,648          1,273,384          1,736,940

Total partners' capital                      $ 10,049,898       $ 14,788,480       $ 17,221,368
                                             ============       ============       ============

                                                          Years ended December 31,
                                                 2000              1999              1998
                                                 ----              ----              ----
Accumulated comprehensive income/(loss)
Balance, beginning of year                   $ 1,273,384       $ 1,736,940       $ 1,589,062
Foreign currency translation adjustment       (1,143,736)         (463,556)          147,878
                                             -----------       -----------       -----------
Balance, end of year                         $   129,648       $ 1,273,384       $ 1,736,940
                                             ===========       ===========       ===========

                             The accompanying notes
        are an integral part of these consolidated financial statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years ended December 31,
                                                          2000               1999               1998
                                                          ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                     $ (3,594,846)      $ (1,969,332)      $    135,868
ADJUSTMENTS TO RECONCILE NET PROFIT/LOSS TO NET
CASH GENERATED BY OPERATING ACTIVITIES
Minority interests                                      (1,665,805)          (797,107)           249,713
Depreciation and amortization                            4,759,437          6,279,976          4,119,297

CHANGE IN OPERATING ASSETS AND LIABILITIES
Decrease/(increase) in other assets                         83,527             65,641            119,341
Increase in accounts payable to affiliates and
related parties                                         13,332,685          2,428,123            659,663
Increase in accrued liabilities                            177,000              9,346             47,910
                                                      ------------       ------------       ------------

NET CASH GENERATED BY OPERATING ACTIVITIES              13,091,998          6,016,647          5,331,792
                                                      ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Construction payments for cable
television/telephony system                             (8,036,361)        (3,355,383)        (4,798,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in loans                            (5,275,848)        (2,181,651)              --
Principal payments under capital leases                    (33,411)          (280,982)          (894,989)
                                                      ------------       ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                              (5,309,259)        (2,462,633)          (894,989)
                                                      ------------       ------------       ------------
Increase/(decrease) in cash and cash equivalents
before exchange rate changes                              (253,622)           198,631           (361,334)

Effect of exchange rate changes on cash                    (19,567)            (1,779)             3,285
                                                      ------------       ------------       ------------
Net (Decrease)/Increase in cash and cash
equivalents                                               (273,189)           196,852           (358,049)

Cash and cash equivalents, beginning of  year              273,189             76,337            434,386
                                                      ------------       ------------       ------------

Cash and cash equivalents, end of year                           0            273,189             76,337
                                                      ============       ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                         $  2,070,948       $  2,329,509       $  3,091,883
                                                      ============       ============       ============

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


         Profits, losses and distributions of the Partnership are currently allocated 99 per cent to the limited partners and 1 per cent to the General Partner until the limited partners have received distributions equal to 100 per cent of their capital contributions plus an annual return thereon of 12 per cent, cumulative and non-compounded. Thereafter, profits and distributions will generally be allocated 75 per cent to the limited partners and 25 per cent to the General Partner. Interest income earned prior to the formation of the Partnership was allocated 100 per cent to the limited partners.


         The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1 per cent of the net profit or loss to the General Partner. In the year ended December 31, 2000 the loss per limited partner unit amounted to $62.51.


         NTL (South Hertfordshire) Limited


         NTL (South Hertfordshire) Limited (formerly C&W Comms (South Herts) Limited) ("NTL South Herts") is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. NTL South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London, England (the "South Herts System").


         NTL South Herts is owned 66.7 percent by the Partnership and 33.3 percent by the General Partner, Fawnspring Ltd ("Fawnspring"), which itself is a subsidiary of NTL (CWC) Ltd ("NTL (CWC)"). The General

Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL (CWC) or to other affiliates.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Principles of Consolidation


         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Partnership and its subsidiary NTL South Herts. Intercompany transactions and balances are eliminated in consolidation.


         Cash and Cash Equivalents


Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.


         Currency Exchange Rates


         For financial reporting purposes assets and liabilities of the Partnership's foreign subsidiary, are translated at year-end rates, and income and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income/(loss) in partners' capital/(deficit) and in minority interests (for the portion attributable to the minority shareholders).


         Foreign currency transactions arising from normal trading activities are recorded in local currency at current exchange rates. Monetary assets and liabilities denominated in foreign currencies at the year end are translated at the year end exchange rate. Foreign currency gains and losses are credited or charged to the statement of operations as they arise.


         Property, Plant and Equipment


         At December 31, 2000 and 1999, the investment in the cable television and telecommunications properties was comprised of $67,077,364 and $69,012,669 of cable network and other electronic equipment, $2,315,422 and $2,264,222 of freehold buildings, and $673,396 and $1,060,127 of office equipment and other fixed assets respectively.


Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight line basis over 10-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenues from subscribers.


         Turnover and Revenue Recognition


         Turnover, which excludes United Kingdom value added tax, represents the amount receivable in respect of services provided to customers in each year and is recognised as follows:


         Telephony        Revenue is recognized in respect of services provided
                          to customers as the service is used. At the end of each quarter adjustments are recorded to defer revenue with respect to services invoiced in advance and to accrue for unbilled services.

         CATV Revenue is recognized in respect of services provided to customers as the service is used. At the end of each quarter adjustments are recorded to defer revenue with respect to services invoiced in advance and to accrue for unbilled services.


         Rentals Revenue is recognized in respect of line rentals and rental equipment provided to customers on a straight line basis over the term of the rental agreement. At the end of each quarter adjustments are recorded to defer revenue with respect to rentals invoiced in advance and to accrue for unbilled rental income.


         Installations    Installation fees are recognized as revenue whenever
                          the cost of installations exceeds the installation fee. Where the installation fee exceeds the cost of installation, the installation fee is deferred and recognized as revenue over the expected life of the contract


         Advertising expense


         Advertising expenses are expensed as incurred. Advertising costs were $1,472,866, $1,148,122 and $739,200 in 2000, 1999 and 1998, respectively.


         Current assets and liabilities


         Since the final quarter of 1997, the current assets and liabilities of NTL South Herts have been managed by NTL (CWC). Books and records related to accounts receivable, accounts payable and deferred revenue are maintained by NTL
(CWC) and the net balance payable by NTL South Herts to NTL (CWC) is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements. Effective from June 2000, the bank accounts maintained by NTL South Herts were closed and a bank account maintained by NTL (CWC) is used for cash transactions. Accordingly the net result from cash transactions is also included in accounts payable to affiliates and related parties.


         Use of Estimates


         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and corresponding notes. Actual amounts could differ from such estimates.


 (3)     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES


         Consulting and Management Fees


         An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2000, 1999 and 1998 were $1,423,603, $1,424,290 and $1,490,780 respectively. These amounts were expensed on the Consolidated Statements of Operations each year.


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


         The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2000, 1999 and 1998, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totalled $11,705,270, $8,999,513 and $6,682,595 respectively.


         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 2000, 1999 and 1998, interest on deferred fees of $978,761, $802,205 and $658,325 respectively was charged by an affiliate of the General Partner, and interest on advances of $97,221, $84,466 and $69,104 respectively was charged by the General Partner.


(4)      FINANCING


         NTL South Herts


         On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a L25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, L5,000,000 was cancelled and the facility reduced to L20,000,000.


         The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed L20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of L20,000,000 is subject to certain conditions which have been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of NTL South Herts. At December 29, 2000, three month sterling LIBOR was 5.90%.


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

         The South Herts Credit Agreement contains certain events of default including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of NTL South Herts, certain bankruptcy and insolvency events and certain changes of ownership.

         The obligations of NTL South Herts under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of NTL South Herts. In addition, there is a pledge of all of the share capital of NTL South Herts given by NTL (CWC) and the Partnership as additional security for the facility.

         The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts system. The amount outstanding under the facility at December 31, 2000 was L14,475,500 ($21,618,413) and this amount was all drawn under Facility B.


         Repayment of the credit facility at December 31, 2000 fell due as follows:



                                           $
         2001                           7,206,138
         2002                           7,206,138
         2003                           7,206,137
                                       ----------
                                       21,618,413
                                       ----------


         The facility was repaid in full with funding from NTL on February 21, 2001. NTL has agreed to provide ongoing financial support, as required, to enable NTL South Herts to continue its operations for the foreseeable future.


(5)      INCOME TAXES


         Income taxes have not been recorded in the accompanying consolidated financial statements because net income and losses of the Partnership accrue directly to the partners and the Partnership and its United Kingdom subsidiary, NTL South Herts, have incurred net operating losses. The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.


         United Kingdom profits (comprising income and gains) of NTL South Herts will be subject to United Kingdom corporation tax. However corporations are able to carry forward losses from operations to be offset against subsequent profits for the same operations.


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

                                               2000              1999
Deferred tax liabilities:                       $                 $
     Depreciation                           8,028,357         7,244,546
                                            ---------         ---------
Total deferred tax liabilities              8,028,357         7,244,546
                                            =========         =========
Deferred tax assets:
     Net operating loss carryforward       12,709,932         9,942,593
Valuation allowance                        (4,681,575)       (2,698,047)
                                            ---------         ---------
Net deferred tax assets                     8,028,357         7,244,546
                                            =========         =========
Net deferred tax liability                          0                 0
                                            =========         =========

         At December 31, 2000 NTL South Herts has UK net operating loss carry forwards of approximately $42,366,000. The UK net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance for a portion of the net operating loss carryforwards due to uncertainty regarding realizability.


(6)      OBLIGATIONS UNDER CAPITAL LEASES


                                                         2000        1999
Minimum lease payments due:                               $           $
Less than one year                                         --       39,604
1-2 years                                                  --           --
2-3 years                                                  --           --
3-4 years                                                  --           --
                                                        -----       ------
                                                           --       39,604
                                                        =====       ======

Less finance charges allocated to future periods           --       (4,041)
                                                        -----       ------
                                                           --       35,563
                                                        =====       ======

Due within one year                                        --       35,563
Due after more than one year                               --           --
                                                        -----       ------
                                                           --       35,563
                                                        =====       ======

(7)      IMPACT OF NEW PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which was effective for fiscal years beginning after June 15, 2000. Given that there are no derivatives instruments, SFAS 133 is not relevant to the fund or its subsidiary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         At a meeting held in December 2000, the general partner of the partnership approved the engagement of Ernst & Young as its independent auditor for the fiscal year ending December 31, 2000 to replace the firm of Arthur Andersen who resigned as auditors as a result of the acquisition of CWC ConsumerCo by NTL.

         The report of Arthur Andersen on the Partnership's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.



         In connection with the audit of the Partnership's financial statements for each of the two fiscal years ended December 31, 1999 and in its subsequent interim period, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.


         Name                     Age      Positions with the General Partner
         ----                     ---      ----------------------------------
         Stephen Carter           36       Director


         Stuart Ross              44       Director


         Bryony Dew               32       Director


         Robert Mackenzie         39       Director and Company Secretary

STEPHEN CARTER has been a Director of the General Partner since 1 December 2000. He joined NTL as Chief Operating Officer designate on 14 November 2000 and became Managing Director and Chief Operating Officer on 28 November 2000. Prior to joining NTL he worked for J Walter Thompson and was responsible for advising a wide range of blue-chip clients including Shell, Unilever, Merrill Lynch and NTL. He graduated in law from Aberdeen University and from the Harvard Business School Advanced Management Program.


STUART ROSS has been a Director of the General Partner since 1 November 2000. He joined NTL in October 2000 and is the UK Finance Director. Prior to joining NTL he was the Finance Director of British Gas Trading, the gas supply business of Centrica. He graduated in law from the London School of Economics and qualified as a Chartered Accountant with Arthur Andersen.


BRYONY DEW has been a Director of the General Partner since 30 May 2000. She joined NTL in September 1998 and is the Senior Legal Adviser on property and infrastructure matters. Prior to joining NTL she worked for Ashurst Morris Crisp where she specialised in property.


ROBERT MACKENZIE has been a Director of the General Partner since 30 May 2000. He joined International CableTel in 1993, which was subsequently acquired by NTL and is now the Group Legal Director. Prior to joining NTL he worked for Theodore Goddard as a Solicitor in the corporate finance department between 1988 and 1993. He graduated in law from King's College, University of London.

                                    PART III


ITEM 11. EXECUTIVE COMPENSATION


         The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by NTL (CWC) and its affiliates and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by NTL (CWC) and its affiliates to the Partnership as a direct reimbursement item. See Item 13.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person or entity owns more than 5 percent of the limited partnership interests in the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership and as disclosed in the prospectuses for the Partnership's public offerings. The General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, are generally as favourable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favourable as those that could have been obtained by the Partnership from unaffiliated parties.


         An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 2000 totalled $1,423,603.


         The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include but are not limited to rent, supplies, telephone, travel, copying charges and salaries of any full or part time employees.


         The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 2000 amounted to $97,221.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)      (1) Financial Statements


                  See index to financial statements at page 28 for the list of financial statements.


                  (2)      Financial Statement Schedule


                           None


                  (3)      Exhibits


                           None


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


                                         SOUTH HERTFORDSHIRE UNITED
                                         KINGDOM FUND, LTD.
                                         a Colorado limited partnership

                                         By: Fawnspring Limited,
                                         its General Partner




                                         By: /s/ Robert Mackenzie
                                            ---------------------------
                                         Robert Mackenzie
                                         Director of Fawnspring Limited
                                         Date: 29 March 2001