Form 10-Q
period 2000-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-04-11
CIK 857957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




      (Mark One)

      [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000.
                                     --------------
      [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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


        Ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9XA
        ----------------------------------------------------------------
                      Address of principal executive office

                                + 44 1256 752000
                          -----------------------------
                          Registrant's telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes                                                         No  X
         ---                                                        ---

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)


                           CONSOLIDATED BALANCE SHEETS



                                                                          Unaudited
                                                                           June 30,    December 31,
                                                                             2000          1999
                                                                             ----          ----
ASSETS:
-------
CASH AND CASH EQUIVALENTS                                                    $183,015       $273,189
                                                                         ----------------------------
CURRENT ASSETS                                                                183,015        273,189

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 Depreciation and amortization of  $36,204,067  and $36,038,632 at
 June 30, 2000  and December 31, 1999, respectively                        68,589,934     72,337,664


OTHER ASSETS                                                                  405,166        411,127
                                                                         ----------------------------
            Total assets                                                  $69,178,115    $73,021,980
                                                                         ----------------------------


LIABILITIES:
------------
  Accounts payable to affiliates and related parties                       $1,506,876     $1,469,517
  Accrued liabilities                                                         336,125        185,125
                                                                         ----------------------------
            Current liabilities of the Partnership                          1,843,001      1,654,642


  Accounts payable to affiliates and related parties                       23,395,380     19,645,066
  Current installments due on loan facility                                 6,303,505      5,615,721
  Short term obligations under capital leases                                       -         35,563
                                                                         ----------------------------
            Current liabilities of the Partnership & Company               31,541,886     26,950,992

  Long term debt                                                           18,324,144     23,398,838
                                                                         ----------------------------
            Total liabilities                                              49,866,030     50,349,830



MINORITY INTERESTS                                                          6,812,351      7,883,670
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                         1,000          1,000
    Accumulated deficit                                                      (369,640)      (355,851)
                                                                         ----------------------------
                                                                             (368,640)      (354,851)

  Limited Partners
    Net contributed capital (56,935 units outstanding at
      June 30, 2000 and December 31, 1999 respectively)                    48,817,997     48,817,997
  Accumulated deficit                                                     (36,313,152)   (34,948,050)
                                                                         ----------------------------
                                                                           12,504,845     13,869,947
Currency translation adjustment                                               363,528      1,273,384

                                                                         ----------------------------
Total partners' capital                                                    12,499,733     14,788,480
                                                                         ----------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $69,178,115    $73,021,980
                                                                         ----------------------------


          The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                           (A LIMITED PARTNERSHIP)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                          For the three months ended    For the six months ended
                                                    June 30,                     June 30,
                                                    --------                     --------

                                                 2000          1999          2000           1999
                                                 ----          ----          ----           ----

REVENUES                                       $6,729,484   $7,091,227    $13,862,799   $14,324,315

COSTS AND EXPENSES:
  Operating                                    (2,669,877)  (2,680,869)    (5,520,996)   (5,343,736)
  Selling, general and administrative              (3,426)     (12,963)       (65,140)      (24,443)
  Management fees and allocated
    overhead from the General Partner          (3,489,559)  (2,900,247)    (6,160,071)   (5,056,706)
  Depreciation and amortization                (1,232,682)  (1,448,029)    (2,398,862)   (3,114,804)
                                             --------------------------------------------------------
OPERATING PROFIT                                 (666,060)       49,119      (282,270)       784,626


OTHER INCOME (EXPENSE):
  Interest expense                               (822,325)    (795,084)    (1,665,584)   (1,645,814)
  Other                                           (23,022)     (24,065)       (47,079)      (48,491)
                                             --------------------------------------------------------
(LOSS) PROFIT BEFORE MINORITY INTERESTS        (1,511,407)    (770,030)    (1,994,933)     (909,679)
  Minority interests                              474,552      267,213        616,004       271,012
                                             --------------------------------------------------------
NET (LOSS) PROFIT                             $(1,036,855)   $(502,817)   $(1,378,929)    $(638,667)
                                             --------------------------------------------------------
ALLOCATION OF NET (LOSS) PROFIT:
  GENERAL PARTNER                                $(10,369)     $(5,028)      $(13,789)      $(6,387)
  LIMITED PARTNERS                            $(1,026,486)   $(497,789)   $(1,365,140)    $(632,280)

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP UNIT                                $(18.03)      $(8.74)       $(23.98)      $(11.11)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                56,935       56,935         56,935        56,935


                  UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                             For the three months ended  For the six months ended
                                                      June 30,                    June 30,
                                                      --------                    --------

                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----

NET (LOSS) PROFIT                             $(1,036,855)   $(502,817)  $(1,378,929)    $(638,667)
  Foreign currency translation adjustments      $(774,346)   $(410,466)    $(973,147)    $(893,776)
                                             -------------------------------------------------------
TOTAL COMPREHENSIVE (LOSS)/INCOME             $(1,811,201)   $(913,283)  $(2,352,076)  $(1,532,443)
                                             -------------------------------------------------------







            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                           (A LIMITED PARTNERSHIP)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           For the six months ended
                                                                                  June 30,
                                                                                  -------
                                                                           2000            1999
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,378,929)       $(638,667)
Adjustments to reconcile net loss to net cash generated in
-----------------------------------------------------------
operating activities:
---------------------
  Minority interests                                                      (616,004)        (271,012)
  Depreciation and amortization                                           2,398,862       3,114,804
Change in operating assets and liabilities
------------------------------------------
  Decrease in other assets                                                 (15,421)          48,491
  Increase in accounts payable to related parties                         5,175,437         902,846
  Decrease in trade accounts payable and accrued liabilities                151,000         (16,654)
                                                                     --------------------------------
     NET CASH GENERATED IN OPERATING ACTIVITIES                           5,714,945       3,139,808

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system           (3,030,695)      (1,845,900)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in borrowings                                                (2,725,874)      (1,091,861)
  Principal payments under capital leases                                  (34,525)        (202,047)
                                                                     --------------------------------
      NET CASH USED IN FINANCING ACTIVITIES                             (2,760,399)      (1,293,908)


Effect of currency exchange rate changes                                   (14,025)          (3,887)
                                                                     --------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (90,173)          (3,887)
                                                                     --------------------------------

Cash and cash equivalents, beginning of period                             273,189           76,337

                                                                     --------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $183,015          $72,450
                                                                     --------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
INTEREST PAID                                                           $1,126,725       $1,221,133








            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                           (A LIMITED PARTNERSHIP)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

    The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1999. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 2000 and its results of operations and cash flows for the six month periods ended June 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (formerly Cable and Wireless Communications (South Hertfordshire) Limited), (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.


(2) INVESTMENT IN SUBSIDIARY

    The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 2000, the network included approximately 91,345 homes released to operations. At June 30, 2000 the South Herts System's cable television customers totaled approximately 25,783 and the South Herts System's residential telephony lines totaled approximately 31,121. In addition, Digital customers totaled 8,316 at that date.

    The Company is now owned 66.7 percent by the Partnership and 33.3 percent by ntl (CWC) Limited, (formerly Cable & Wireless Communications plc), and the general partner of the Partnership is now Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of ntl (CWC) Limited. The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to ntl (CWC) Limited or to other affiliates.

    ntl (CWC) Limited, through its subsidiaries and its interest in the Company, holds exclusive cable television licenses and related non-exclusive telecommunications licenses covering more than six million potential residential customers, representing approximately 25% of all homes in the United Kingdom (including 59% of all homes in Greater London), and substantially all small-to-medium sized business customers within its 47 cable franchise areas.

    On July 26 1999, C&W, NTL Incorporated ("NTL") and C&W Comms announced:

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

    Completion of the separation took place on May 30, 2000, at which date ntl Inc. indirectly acquired CWC ConsumerCo; CWC ConsumerCo is subsequently trading as ntl (CWC) Limited.

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

    The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended June 30, 2000 and 1999 were $350,492 and $365,386 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 respectively. Consulting fees paid or payable by the Company for the six months ended June 30, 2000 and 1999 were $741,308 and $702,203 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999 respectively.

    The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 2000 and 1999, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,139,067 and $2,534,861 respectively. During the six months ended June 30, 2000 and 1999, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $5,418,763 and $4,354,503 respectively. These increases were due to an increase in the provision of services by the General Partner in 2000 as compared to 1999.


    The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2000 and 1999, this interest charge was $241,199 and $190,555, respectively. For the six months ended June 30, 2000 and 1999 this interest charge was $529,666 and $376,244, respectively.


(4) FINANCINGS

    On April 18, 1995 the Company entered into an agreement with two major banks to provide a pound sterling 25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, pound sterling 5,000,000 was canceled and the facility reduced to pound sterling 20,000,000.

    The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The term loan portion will require repayment of outstanding principal amounts beginning in 2000, with the final 50% of such amounts being repaid in 2002 and 2003. The facility is divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches may not exceed pound sterling 20,000,000. Amounts drawn down under Facility A bear interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of pound sterling 20,000,000 is subject to certain conditions which have now been satisfied and amounts drawn down under Facility B bear interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company.

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

    The obligations of the Company under the South Herts Credit Agreement are secured by first fixed and floating charges over all of the assets of the Company. In addition, there is a pledge of all of the share capital of the Company given by ntl (CWC) Limited and the Partnership as additional security for the facility.

    The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at June 30, 2000 was pound sterling 16,212,000 ($24,627,649) and this amount was all drawn under Facility B.

                SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                           (A LIMITED PARTNERSHIP)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

    The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 2000 the Partnership had current liabilities of $1,843,001 most of which were payable to the General Partner.

    The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a pound sterling 25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, pound sterling 5,000,000 was canceled and the facility reduced to pound sterling 20,000,000.

    The General Partner believes that the South Herts Credit Agreement and ongoing cash flows from operations will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at June 30, 2000 was pound sterling 16,212,000 ($24,627,649) and this amount was all drawn under Facility B.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The functional currency of the Company is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order partially to fund capital expenditure on the South Herts System, the Company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at June 30, 2000 was pound sterling 16,212,000 ($24,627,649) at the closing rate of pound sterling 1 = $1.52. The loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company. At June 30, 2000, sterling LIBOR was 6.00%. The average interest rate borne by the loan during the period was 8.1%.

    Repayment of the credit facility falls due as follows:

                              pound sterling            $*
    June 30, 2001                  4,149,500     6,303,505
    June 30, 2002                  4,825,000     7,329,658
    June 30, 2003                  4,825,000     7,329,658
    June 30, 2004                  2,412,500     3,664,828
                                   ---------     ---------
                                  16,212,000    24,627,649
                                  ----------    ----------



    * At closing rate pound sterling 1 = $1.52


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

    The Company can report that over the millennium transition and subsequent period (including February 29, 2000), all its critical business systems and processes have continued to operate normally and as such, the program has been completely successful. Having achieved its primary objective - continuity of business and service to customers, ntl (CWC) Limited will continue to monitor their network, critical business systems and key systems. The success of the program over the millennium transition has provided added confidence that there will not be any disruption over any other future dates.

    Accounting rules require that year 2000 compliance costs be expensed as incurred. The Company's costs of year 2000 compliance are included within those for ntl (CWC) Limited as a whole, and an analysis of these costs has not been performed. The Company will continue to contribute its share of such costs.


RESULTS OF OPERATIONS

    Revenues of the Partnership fell by $361,743 for the three months ended June 30, 2000, from $7,091,227 over the corresponding period in 1999 to $6,729,484 in 2000. Overall, revenues of the Partnership fell by $461,516 for the six months ended June 30, 2000, from $14,324,315 over the corresponding period in 1999 to $13,862,799 in 2000. This decrease is attributable to an adverse exchange movement. Overall in Pound sterling terms, the revenues have increased. The South Herts System served approximately 25,783 basic cable television customers and 31,121 residential telephony lines at June 30, 2000 as compared to approximately 23,300 basic cable television customers and 30,400 residential telephony lines at June 30, 1999. In January 2000, ntl (CWC) Limited began its rollout of Digital services in the South Herts franchise area. At June 30, 2000, the Company served approximately 8,316 digital customers, an increase of 3,424 from March 31, 2000.

    Operating expenses decreased $10,992 for the three months ended June 30, 2000, from $2,680,869 over the corresponding period in 1999 to $2,669,877 in 2000. Operating expenses increased $177,260 for the six months ended June 30, 2000, from $5,343,736 over the corresponding period in 1999 to $5,520,996 in 2000. The overall increase resulted from the continuing pressure on costs experienced by the ntl (CWC) Limited Group.

    Selling, general and administrative expenses reduced $9,537 for the three months ended June 30, 2000, from $12,963 over the corresponding period in 1999 to $3,426 in 2000. Selling, general and administrative expenses increased $40,697 for the six months ended June 30, 2000, from $24,443 over the corresponding period in 1999 to $65,140 in 2000. These increases were due to higher direct overhead costs, resulting from the provision of additional services by the General Partner in 2000 as compared to 1999, offset by exchange gains in the quarter.

    Management fees and allocated overhead from the General Partner increased by $589,312 for the three months ended June 30, 2000, from $2,900,247 over the corresponding period in 1999 to $3,489,559 in 2000. Management fees and allocated overhead from the General Partner increased by $1,103,365 for the six months ended June 30, 2000, from $5,056,706 over the corresponding period in 1999 to $6,160,071 in 2000. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

    Depreciation and amortization expense decreased $215,347 for the three months ended June 30, 2000, from $1,448,029 over the corresponding period in 1999 to $1,232,682 in 2000. Depreciation and amortization expense decreased $715,942 for the six months ended June 30, 2000, from $3,114,804 over the corresponding period in 1999 to $2,398,862 in 2000.

    Interest expense increased by $27,241 for the three months ended June 30, 2000, from $795,084 over the corresponding period in 1999 to $822,325 in 2000. Interest expense increased by $19,770 for the six months ended June 30, 2000, from $1,645,814 over the corresponding period in 1999 to $1,665,584 in 2000. Although the loan principal and consequently the attributable interest is decreasing, the Company and Partnership are incurring additional interest on deferred charges paid for by the General Partner.

    Net loss increased by $534,038 for the three months ended June 30, 2000, from a loss of $502,817 over the corresponding period in 1999 to a loss of $1,036,855 in 2000. Net loss increased by $740,262 for the six months ended June 30, 2000, from a loss of $638,667 over the corresponding period in 1999 to a loss of $1,378,929 in 2000. The increases in net loss are due to the additional costs incurred by the Company following the rollout of digital services in the South Herts franchise area in January 2000, and the Company reducing its prices to maintain its position in the competitive environment in which it operates.

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

                                             SOUTH HERTFORDSHIRE UNITED
                                               KINGDOM FUND, LTD.
                                             a Colorado limited partnership
                                             BY:  FAWNSPRING LIMITED
                                                     Its General Partner



                                             BY:   /s/ Robert M. MacKenzie
                                                   ---------------------------
                                                     Robert M. MacKenzie
                                                     Director
                                                     14 August, 2000