Form 10-Q
period 2000-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-04-11
CIK 857957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

     For the quarterly period ended September 30, 2000.
                                    -------------------

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

     For the transition period from               to
                                    -------------    -------------

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

                                + 44 1256 752000
                                ----------------
                          Registrant's telephone number

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

                           CONSOLIDATED BALANCE SHEETS

                                                                          Unaudited
                                                                         September 30,        December 31,
                                                                             2000                 1999
                                                                         -------------        ------------
ASSETS:
------

CASH AND CASH EQUIVALENTS                                                $    176,365         $    273,189
                                                                         ---------------------------------
CURRENT ASSETS                                                                176,365              273,189

INVESTMENT IN CABLE TELEVISION AND
TELECOMMUNICATIONS PROPERTIES, net of  accumulated
 depreciation and amortization of  $36,039,967 and $36,038,632 at
 September 30, 2000  and December 31, 1999, respectively                   66,121,628           72,337,664

OTHER ASSETS                                                                  340,641              411,127

                                                                         ---------------------------------
            Total assets                                                 $ 66,638,634         $ 73,021,980
                                                                         ---------------------------------

LIABILITIES:
-----------
  Accounts payable to affiliates and related parties                     $  1,482,711         $  1,469,517
  Accrued liabilities                                                         349,125              185,125
                                                                         ---------------------------------
            Current liabilities of the Partnership                          1,831,836            1,654,642

  Accounts payable to affiliates and related parties                       25,296,350           19,645,066
  Current installments due on loan facility                                 6,568,885            5,615,721
  Short term obligations under capital leases                                      --               35,563
                                                                         ---------------------------------
            Current liabilities of the Partnership & Company               31,865,235           26,950,992

  Long term debt                                                           15,892,464           23,398,838
                                                                         ---------------------------------
            Total liabilities                                              49,589,535           50,349,830

MINORITY INTERESTS                                                          6,068,238            7,883,670
PARTNERS' CAPITAL (DEFICIT):
  General Partner
    Contributed capital                                                         1,000                1,000
    Accumulated deficit                                                      (380,181)            (355,851)

                                                                         ---------------------------------
                                                                             (379,181)            (354,851)
  Limited Partners
    Net contributed capital (56,935 units outstanding at
      September 30, 2000 and December 31, 1999 respectively)               48,817,997           48,817,997

  Accumulated deficit                                                     (37,356,749)         (34,948,050)
                                                                         ---------------------------------
                                                                           11,461,248           13,869,947
Currency translation adjustment                                              (101,206)           1,273,384

                                                                         ---------------------------------
Total partners' capital                                                    10,980,861           14,788,480

                                                                         ---------------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $ 66,638,634         $ 73,021,980
                                                                         ---------------------------------

        The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the three months ended            For the nine months ended
                                                    September 30,                         September 30,
                                                    -------------                         -------------
                                               2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------

REVENUES                                   $  6,356,597       $  7,027,768       $ 20,211,733       $ 21,351,916

COSTS AND EXPENSES:
  Operating                                  (2,718,416)        (2,650,132)        (8,243,431)        (7,992,229)
  Selling, general and administrative            10,144           (215,748)           (54,996)          (240,191)
  Management fees and allocated
    overhead from the General Partner        (3,188,976)        (2,449,670)        (9,359,419)        (7,506,273)
  Depreciation and amortization              (1,160,916)        (1,420,278)        (3,560,737)        (4,534,895)
                                           ---------------------------------------------------------------------
OPERATING (LOSS) / PROFIT                      (701,567)           291,940         (1,006,850)         1,078,328


OTHER INCOME (EXPENSE):
  Interest expense                             (825,374)          (773,158)        (2,492,325)        (2,418,902)
  Other                                         (14,857)           (24,195)           (61,656)           (72,686)
                                           ---------------------------------------------------------------------
(LOSS) PROFIT BEFORE MINORITY                (1,541,798)          (505,413)        (3,560,831)        (1,413,260)
INTERESTS
  Minority interests                            474,552             83,265          1,127,765            354,277
                                           ---------------------------------------------------------------------
NET (LOSS) PROFIT                          $ (1,067,246)      $   (422,148)      $ (2,433,066)      $ (1,058,983)

                                           ---------------------------------------------------------------------
ALLOCATION OF NET (LOSS) PROFIT:
  GENERAL PARTNER                          $    (10,672)      $     (4,221)      $    (24,331)      $    (10,590)
  LIMITED PARTNERS                         $ (1,056,574)      $   (417,927)      $ (2,408,735)      $ (1,048,393)

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP UNIT                         $     (18.56)      $      (7.34)      $     (42.31)      $     (18.41)

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              56,935             56,935             56,935             56,935

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 For the three months ended          For the nine months ended
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                    2000              1999              2000              1999
                                                -----------       -----------       -----------       -----------

NET (LOSS) PROFIT                               $(1,067,246)      $  (422,148)      $(2,433,066)      $(1,058,983)
  Foreign currency translation adjustments         (464,734)          744,499        (1,374,590)         (149,277)
                                                -----------------------------------------------------------------

TOTAL COMPREHENSIVE (LOSS)/INCOME               $(1,764,331)      $   322,351       $(4,103,298)      $(1,208,260)
                                                -----------------------------------------------------------------

         The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        For the nine months ended
                                                                                               September 30,
                                                                                               -------------
                                                                                          2000              1999
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(2,433,066)      $(1,058,983)
Adjustments to reconcile net loss to net cash generated in operating activities:
-------------------------------------------------------------------------------
  Minority interests                                                                   (1,127,765)         (354,277)
  Depreciation and amortization                                                         3,560,737         4,534,895
Change in operating assets and liabilities:
------------------------------------------
  Decrease in other assets                                                                 38,104            72,686
  Increase in accounts payable to related parties                                       7,955,634           903,977
  Decrease in trade accounts payable and accrued liabilities                              164,000            (3,654)
                                                                                      -----------------------------
     NET CASH GENERATED IN OPERATING ACTIVITIES                                         8,157,644         4,094,644

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction payments for cable television/telephony system                          (4,182,925)       (2,195,117)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in borrowings                                                               (4,015,597)       (1,636,242)
  Principal payments under capital leases                                                 (33,906)         (263,285)
                                                                                      -----------------------------
      NET CASH USED IN FINANCING ACTIVITIES                                            (4,049,503)       (1,899,527)


Effect of currency exchange rate changes                                                  (22,039)             (580)

                                                                                      -----------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (96,823)             (580)
                                                                                      -----------------------------

Cash and cash equivalents, beginning of period                                            273,189            76,337

                                                                                      -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   176,366       $    75,757
                                                                                      -----------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
INTEREST PAID                                                                         $ 1,620,959       $ 1,766,003


        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

    The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 1999. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 2000 and its results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (formerly Cable and Wireless Communications (South Hertfordshire) Limited), (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.


(2) INVESTMENT IN SUBSIDIARY

    The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 2000, the network included approximately 91,369 homes released to operations. At September 30, 2000 the South Herts System's cable television customers totaled approximately 25,769 and the South Herts System's residential telephony lines totaled approximately 31,161. Digital customers totaled 9,733 at that date.

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

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

    The General Partner of the Partnership or its affiliates are entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended September 30, 2000 and 1999 were $300,937 and $356,473 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 respectively. Consulting fees paid or payable by the Company for the nine months ended September 30, 2000 and 1999 were $1,040,359 and $1,069,292 respectively. All of these amounts were expensed in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999 respectively.

    The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 2000 and 1999, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,888,039 and $2,093,197 respectively. During the nine months ended September 30, 2000 and 1999, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $8,319,060 and $6,436,981 respectively. These increases were due to an increase in the provision of services by the General Partner in 2000 as compared to 1999.

    The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2000 and 1999, this interest charge was $245,250 and $206,491, respectively. For the nine months ended September 30, 2000 and 1999 this interest charge was $799,813 and $582,735, respectively.


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

    The General Partner believes that the South Herts Credit Agreement will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at September 30, 2000 was Pound Sterling15,343,500 ($22,461,350) and this amount was all drawn under Facility B.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 2000 the Partnership had current liabilities of $1,831,836 most of which were payable to the General Partner.

    The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a Pound Sterling25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound Sterling5,000,000 was canceled and the facility reduced to Pound Sterling20,000,000.

    The General Partner believes that the South Herts Credit Agreement and ongoing cash flows from operations will be sufficient to fund the completion of construction and operation of the South Herts System. The amount outstanding under the facility at September 30, 2000 was Pound Sterling15,343,500 ($22,461,350) and this amount was all drawn under Facility B.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The functional currency of the Company is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order partially to fund capital expenditure on the South Herts System, the Company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at September 30, 2000 was Pound Sterling15,343,500 ($22,461,350) at the closing rate of Pound Sterling1 = $1.46. The loan bears interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of the Company. At September 30, 2000, sterling LIBOR was 6.00%. The average interest rate borne by the loan during the period was 8.1%.

    Repayment of the credit facility falls due as follows:

                              Pound Sterling            $*
    September 30, 2001             4,487,250     6,568,885
    September 30, 2002             4,825,000     7,063,318
    September 30, 2003             4,825,000     7,063,318
    September 30, 2004             1,206,250     1,765,829
                                  ----------    ----------
                                  15,343,500    22,461,350
                                  ----------    ----------

    * At closing rate Pound Sterling1 = $1.46

    This loan represents the Fund's principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling - US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of the Company.


RESULTS OF OPERATIONS

    Revenues of the Partnership fell by $671,171 for the three months ended September 30, 2000, from $7,027,768 over the corresponding period in 1999 to $6,356,597 in 2000. Overall, revenues of the Partnership fell by $1,140,183 for the nine months ended September 30, 2000, from $21,351,916 over the corresponding period in 1999 to $20,211,733 in 2000. This decrease is attributable to two factors; customers migrating from analogue to digital are subscribing to basic packages rather than premium packages, and secondly, the competitive internet market has resulted in free internet access where previously customers were charged a local call rate. The South Herts System served approximately 25,769 cable television customers and 31,161 residential telephony lines at September 30, 2000 as compared to approximately 23,900 basic cable television customers and 30,600 residential telephony lines at September 30, 1999. In January 2000, ntl (CWC) Limited began its rollout of Digital services in the South Herts franchise area. At September 30, 2000, the Company served approximately 9,733 digital customers, an increase of 1,417 from June 30, 2000.

    Operating expenses increased $68,284 for the three months ended September 30, 2000, from $2,650,132 over the corresponding period in 1999 to $2,718,416 in 2000. Operating expenses increased $251,202 for the nine months ended September 30, 2000, from $7,992,229 over the corresponding period in 1999 to $8,243,431 in 2000. The overall increase resulted from the continuing pressure on costs experienced by the ntl (CWC) Limited Group.

    Selling, general and administrative expenses reduced $225,892 for the three months ended September 30, 2000, from $215,748 over the corresponding period in 1999 to income of $10,144 in 2000. Selling, general and administrative expenses decreased $185,195 for the nine months ended September 30, 2000, from $240,191 over the corresponding period in 1999 to $54,996 in 2000. These decreases were due to a fall of $94,000 in direct overhead costs, in addition to an exchange gain of $79,000 in the period, compared to an exchange loss of $53,000 in 1999.

    Management fees and allocated overhead from the General Partner increased by $739,306 for the three months ended September 30, 2000, from $2,449,670 over the corresponding period in 1999 to $3,188,976 in 2000. Management fees and allocated overhead from the General Partner increased by $1,853,146 for the nine months ended September 30, 2000, from $7,506,273 over the corresponding period in 1999 to $9,359,419 in 2000. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

    Depreciation and amortization expense decreased $259,362 for the three months ended September 30, 2000, from $1,420,278 over the corresponding period in 1999 to $1,160,916 in 2000. Depreciation and amortization expense decreased $974,158 for the nine months ended September 30, 2000, from $4,534,895 over the corresponding period in 1999 to $3,560,737 in 2000.

    Interest expense increased by $52,216 for the three months ended September 30, 2000, from $773,158 over the corresponding period in 1999 to $825,374 in 2000. Interest expense increased by $73,423 for the nine months ended September 30, 2000, from $2,418,902 over the corresponding period in 1999 to $2,492,325 in 2000. Although the loan principal and consequently the attributable interest is decreasing, the Company and Partnership are incurring additional interest on deferred charges paid for by the General Partner.

    Net loss increased by $645,098 for the three months ended September 30, 2000, from a loss of $422,148 over the corresponding period in 1999 to a loss of $1,067,246 in 2000. Net loss increased by $1,374,083 for the nine months ended September 30, 2000, from a loss of $1,058,983 over the corresponding period in 1999 to a loss of $2,433,066 in 2000. The increases in net loss are due to the additional costs incurred by the Company following the rollout of digital services in the South Herts franchise area in January 2000, and the Company reducing its prices to maintain its position in the competitive environment in which it operates.

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

                                              SOUTH HERTFORDSHIRE UNITED
                                                KINGDOM FUND, LTD.
                                              a Colorado limited partnership
                                              BY: FAWNSPRING LIMITED
                                                  Its General Partner



                                              BY:   /s/ Robert M. MacKenzie
                                                    ---------------------------
                                                      Robert M. Mackenzie
                                                      Director
                                                      14 November, 2000