Form 10-Q
period 2001-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-05-15
CIK 857957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

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

                     Caxton Way, Watford, WD18 8XH, England
                     --------------------------------------
                      Address of principal executive office

                               011 44 1923 435000
                               ------------------
                          Registrant's telephone number

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

                           CONSOLIDATED BALANCE SHEETS

                                                                                           Unaudited
                                                                                            March 31,     December 31,
                                                                                                 2001            2000
                                                                                                 ----            ----
ASSETS
Investment in cable television and telecommunications properties
(net of  accumulated depreciation and amortization of  $45,912,849  and $37,994,401 at
March 31, 2001  and December 31, 2000, respectively)                                     $ 59,618,131    $ 70,066,182

 Other assets                                                                                 238,343         300,080
                                                                                         ----------------------------
 Total assets                                                                            $ 59,856,474    $ 70,366,262
                                                                                         ----------------------------
 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 Current Liabilities
 Accounts payable to affiliates and related parties                                      $ 53,582,198    $ 32,690,227
 Accrued liabilities                                                                          375,125         362,125
 Current installments on loan facility                                                             --       7,206,138
                                                                                         ----------------------------
 Total current liabilities                                                                 53,957,323      40,258,490
  Long-term debt                                                                                   --      14,412,275
                                                                                         ----------------------------
  Total liabilities                                                                        53,957,323      54,670,765
                                                                                         ----------------------------

  MINORITY INTERESTS                                                                        2,405,701       5,645,599

  PARTNERS' CAPITAL (DEFICIT)
  General Partner-
    Contributed capital                                                                         1,000           1,000
    Accumulated deficit                                                                      (454,582)       (391,799)
                                                                                         ----------------------------
                                                                                             (453,582)       (390,799)
  Limited Partners-
    Net contributed capital (56,935 units outstanding at
      March 31, 2001 and December 31, 2000 respectively)                                   48,817,997      48,817,997
  Accumulated deficit                                                                     (44,722,477)    (38,506,948)
                                                                                         ----------------------------
                                                                                            4,095,520      10,311,049

                                                                                         ----------------------------
Accumulated comprehensive (loss) income                                                      (148,488)        129,648
                                                                                         ----------------------------
Total partners' capital                                                                     3,493,450      10,049,898
                                                                                         ----------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $ 59,856,474    $ 70,366,262
                                                                                         ----------------------------

   Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         For the three months ended
                                                                                  March 31,
                                                                                  ---------
                                                                             2001           2000
                                                                             ----           ----
REVENUES                                                                $ 7,023,325    $ 7,135,542

COSTS AND EXPENSES
  Cost of revenue                                                        (3,166,926)    (2,852,464)
  Selling, general and administrative                                       (35,494)       (61,714)
  Management fees and allocated
    overhead from the General Partner                                    (3,323,273)    (2,649,062)
  Depreciation and amortization                                          (9,298,580)    (1,209,139)
                                                                        --------------------------
OPERATING (LOSS) INCOME                                                  (8,800,948)       363,163


OTHER INCOME (EXPENSE)

   Interest expense (interest payable to related parties  amounted to
   $290,993 and $264,069 in 2001 and 2000, respectively)                   (556,213)      (842,920)
  Other                                                                     (21,995)       (24,057)
                                                                        --------------------------
LOSS BEFORE MINORITY INTERESTS                                             (578,208)      (503,814)
  Minority interests                                                      3,100,844        133,660
                                                                        --------------------------
NET LOSS                                                                $(6,278,312)   $  (370,154)
                                                                        --------------------------
ALLOCATION OF NET LOSS
  General Partner                                                       $   (62,783)   $    (3,702)
  Limited Partners                                                      $(6,215,529)   $  (366,452)
                                                                        --------------------------
 NET LOSS                                                               $(6,278,312)   $  (370,154)
                                                                        ==========================

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                                      $   (109.17)   $     (6.44)
                                                                        ==========================

WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                          56,935         56,935
                                                                        ==========================

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              For the three months ended
                                                      March 31,
                                                      ---------
                                                 2001           2000
                                                 ----           ----
NET LOSS                                     $(6,278,312)   $  (370,154)
  Foreign currency translation adjustments      (279,136)      (198,801)
                                             --------------------------
COMPREHENSIVE LOSS                           $(6,557,448)   $  (568,955)
                                             --------------------------

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the three months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      2001            2000
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $ (6,278,312)   $   (370,154)
Adjustments to reconcile net loss to net cash generated by operating activities
  Minority interests                                                                (3,100,844)       (133,660)
  Depreciation and amortization                                                      9,298,580       1,209,139

Change in operating assets and liabilities
  Decrease in prepaid expenses and other assets                                         53,244          55,307
  Increase in accounts payable to affiliates and related parties                    22,245,749       2,307,194
  Decrease in trade accounts payable and accrued liabilities                            13,000          13,000
                                                                                  ----------------------------
     Net cash generated in operating activities                                     22,231,417       3,080,826

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction payments for cable television/telephony system                       (1,006,242)     (1,698,476)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in loans                                                                (21,225,175)     (1,392,900)
  Principal payments under capital leases                                                   --         (15,705)
                                                                                  ----------------------------
      Net cash used in financing activities                                        (21,225,175)     (1,408,605)
                                                                                  ----------------------------
Decrease in cash and cash equivalents before exchange rate changes                          --         (26,255)
Effect of currency exchange rate changes on cash                                            --          (3,352)
                                                                                  ----------------------------
Net decrease in cash and cash equivalents                                                   --         (29,607)
Cash and cash equivalents, beginning of period                                              --         273,189
                                                                                  ----------------------------
Cash and cash equivalents, end of period                                                    --    $    243,582
                                                                                  ----------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                     $    265,220    $    586,816

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

      The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 2000. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 2001 and its results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (formerly Cable and Wireless Communications (South Hertfordshire) Limited), (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.


(2)   INVESTMENT IN SUBSIDIARY

      The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At March 31, 2001, there were approximately 94,000 homes in the franchise area, of which 91,479 had been passed by the South Herts System.

      The Company is owned 66.7 percent by the Partnership and 33.3 percent by ntl (CWC) Limited, (formerly Cable & Wireless Communications plc). The general partner of the Partnership is Fawnspring Limited (the "General Partner"), a wholly owned subsidiary of ntl (CWC) Limited. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to ntl (CWC) Limited or to other affiliates.

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

      On July 26 1999, Cable & Wireless plc ("C&W"), NTL Incorporated ("NTL") and Cable & Wireless Communications plc ("C&W Comms") announced:

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

      Following the approval of shareholders, bondholders and the competition authorities the Transaction completed on May 30, 2000, at which date ntl Incorporated acquired CWC ConsumerCo, which subsequently changed its trading name to ntl (CWC) Limited.

(3)   TRANSACTIONS WITH AFFILIATED ENTITIES

      An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended March 31, 2001 and 2000 were $371,270 and $419,071 respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

      The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended March 31, 2001 and 2000, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,323,273 and $2,223,991 respectively.

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2001 and 2000, interest on deferred fees of $266,395 and $239,478 respectively was charged by an affiliate of the General Partner, and interest on advances of $24,598 and $24,591 respectively was charged by the General Partner.

(4)   FINANCINGS

      On April 18, 1995 the Company entered into an agreement with two major banks to provide a Pound Sterling 25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound Sterling 5,000,000 was canceled and the facility reduced to Pound Sterling 20,000,000.

      The outstanding facility of Pound Sterling 14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. NTL has agreed to provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of March 31, 2001 the Partnership had current liabilities of $1,910,597 most of which were payable to the General Partner. Accordingly, until such time as the Company begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited Partnership interests or from borrowings.

      The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a Pound Sterling 25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, Pound Sterling 5,000,000 was canceled and the facility reduced to Pound Sterling 20,000,000.

      The outstanding facility of Pound Sterling 14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. NTL has agreed to provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The functional currency of the Company is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The South Herts Credit Agreement was repaid in full with interest free funding from NTL on February 21, 2001 which eliminates all interest rate risk to the Company.

RESULTS OF OPERATIONS

      Revenues of the Partnership fell by $112,217 for the three months ended March 31, 2001, from $7,135,542 over the corresponding period in 2000 to $7,023,325 in 2001. In sterling terms revenue increased by 8 per cent, however, this has been completely offset by exchange rate movements. The three-month average exchange rate has declined from $1.6038 in 2000 to $1.4663 in 2001. The South Herts System served approximately 27,562 cable television customers and 34,021 residential telephony lines at March 31, 2001 as compared to approximately 24,547 basic cable television customers and 30,773 residential telephony lines at March 31, 2000. At March 31, 2001, the Company served approximately 14,163 digital customers which compares to 4,892 digital customers at March 31, 2000.

      Operating expenses increased $314,462 for the three months ended March 31, 2001, from $2,852,464 over the corresponding period in 2000 to $3,166,926 in 2001. The overall increase resulted from the continuing pressure on costs experienced by the ntl (CWC) Limited Group.

      Selling, general and administrative expenses reduced $26,220 for the three months ended March 31, 2001, from $61,714 over the corresponding period in 2000 to $35,494 in 2001.

      Management fees and allocated overhead from the General Partner increased by $674,211 for the three months ended March 31, 2001, from $2,649,062 over the corresponding period in 2000 to $3,323,273 in 2001. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

      Depreciation and amortization expense increased $8,089,441 for the three months ended March 31, 2001, from $1,209,139 over the corresponding period in 2000 to $9,298,580 in 2001. The significant increase in depreciation compared to the same period in 2000 is due to asset lives being shortened on the Company assets to bring the asset lives in line with those adopted by NTL.

      Interest expense decreased by $286,707 for the three months ended March 31, 2001, from $842,920 over the corresponding period in 2000 to $556,213 in 2001. The decrease was due to the repayment of principal on the loan and a reduction in UK interest rates.

      The net loss increased by $5,908,158 for the three months ended March 31, 2001, from a loss of $370,154 over the corresponding period in 2000 to a loss of $6,278,312 in 2001. The increases in net loss are due to the additional costs incurred by the Company following the rollout of digital services in the South Herts franchise area in January 2000, and the Company reducing its prices to maintain its position in the competitive environment in which it operates.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      a)          Exhibits

                  None

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

                                            SOUTH HERTFORDSHIRE UNITED
                                              KINGDOM FUND, LTD.
                                            a Colorado limited partnership
                                            BY:  FAWNSPRING LIMITED
                                                    Its General Partner



                                            BY: /s/ Robert M Mackenzie
                                               --------------------------------
                                                Robert M Mackenzie
                                                Director
                                                14 May, 2001.