Form 10-Q
period 2001-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-08-13
CIK 857957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2001.

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

      Yes                                                              No   X
         -----                                                            -----

                          Part I Financial Information

                           Item I Financial Statements

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS

                                                                                             Unaudited
                                                                                              June 30,      December 31,
                                                                                                  2001              2000
                                                                                          ------------      ------------
ASSETS
Investment in cable television and telecommunications properties
(net of  accumulated depreciation and amortization of  $46,295,048 and $37,994,401 at
June 30, 2001 and December 31, 2000, respectively)                                        $ 57,555,600      $ 70,066,182


 Other assets                                                                                  304,050           300,080
                                                                                          ------------------------------
 Total assets                                                                             $ 57,859,650      $ 70,366,262
                                                                                          ------------------------------
 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 Current Liabilities
 Accounts payable to affiliates and related parties                                       $ 53,295,312      $ 32,690,227
 Accrued liabilities                                                                           513,125           362,125
 Current installments on loan facility                                                              --         7,206,138
                                                                                          ------------------------------
 Total current liabilities                                                                  53,808,437        40,258,490
  Long-term debt                                                                                    --        14,412,275
                                                                                          ------------------------------
  Total liabilities                                                                         53,808,437        54,670,765
                                                                                          ------------------------------
  MINORITY INTERESTS                                                                         1,869,532         5,645,599

  PARTNERS' CAPITAL (DEFICIT)
  General Partner-
    Contributed capital                                                                          1,000             1,000
    Accumulated deficit                                                                       (465,194)         (391,799)
                                                                                          ------------------------------
                                                                                              (464,194)         (390,799)
  Limited Partners-
    Net contributed capital (56,935 units outstanding at
      June 30, 2001 and December 31, 2000 respectively)                                     48,817,997        48,817,997
  Accumulated deficit                                                                      (45,773,090)      (38,506,948)
                                                                                          ------------------------------
                                                                                             3,044,907        10,311,049

Accumulated comprehensive (loss) income                                                       (399,032)          129,648
                                                                                          ------------------------------
Total partners' capital                                                                      2,181,681        10,049,898
                                                                                          ------------------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $ 57,859,650      $ 70,366,262
                                                                                          ------------------------------

   Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the three months ended         For the six months ended
                                                                    June 30,                          June 30,
                                                                    --------                         --------
                                                             2001             2000             2001              2000
                                                         -----------      -----------      ------------      ------------
REVENUES                                                 $ 7,030,445      $ 6,729,484      $ 14,056,685      $ 13,862,799

COSTS AND EXPENSES
  Cost of revenue                                         (2,945,773)      (2,669,877)       (6,110,793)       (5,520,996)
  Selling, general and administrative                        (33,069)          (3,426)          (68,563)          (65,140)
  Management fees and allocated
    overhead from the General Partner                     (3,640,794)      (3,489,559)       (6,969,953)       (6,160,071)
  Depreciation and amortization                           (1,755,198)      (1,232,682)      (10,949,231)       (2,398,862)
                                                         ----------------------------------------------------------------
OPERATING LOSS                                            (1,344,389)        (666,060)      (10,041,855)         (282,270)

OTHER EXPENSE
   Interest expense (interest payable to related
  parties  amounted to $587,046 and $529,666 for the
  six months ended June 30, 2001 and 2000,                  (295,880)        (822,325)         (848,566)       (1,665,584)
  respectively)
  Other                                                      (21,381)         (23,022)          (43,376)          (47,079)
                                                         ----------------------------------------------------------------
LOSS BEFORE MINORITY INTERESTS                            (1,661,650)      (1,511,407)      (10,933,797)       (1,994,933)
  Minority interests                                         529,086          474,552         3,594,260           616,004
                                                         ----------------------------------------------------------------
NET LOSS                                                 $(1,132,564)     $(1,036,855)     $ (7,339,537)     $ (1,378,929)
                                                         ----------------------------------------------------------------

ALLOCATION OF NET LOSS
  General Partner                                        $   (11,326)     $   (10,369)     $    (73,395)     $    (13,789)
  Limited Partners                                       $(1,121,238)     $(1,026,486)     $ (7,266,142)     $ (1,365,140)
                                                         ----------------------------------------------------------------
 NET LOSS                                                $(1,132,564)     $(1,036,855)     $ (7,339,537)     $ (1,378,929)
                                                         ================================================================
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                       $    (19.69)     $    (18.03)     $    (127.62)     $     (23.98)
                                                         ================================================================
WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                           56,935           56,935            56,935            56,935
                                                         ================================================================

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               For the three months ended         For the six months ended
                                                         June 30,                          June 30,
                                                         ---------                         --------

                                                  2001             2000             2001             2000
                                               -----------      -----------      -----------      -----------
NET LOSS                                       $(1,132,564)     $(1,036,855)     $(7,339,537)     $(1,378,929)
  Foreign currency translation adjustments        (250,365)        (774,346)        (529,501)        (973,147)
                                               --------------------------------------------------------------
COMPREHENSIVE LOSS                             $(1,382,929)     $(1,811,201)     $(7,869,038)     $(2,352,076)
                                               --------------------------------------------------------------

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the six months ended
                                                                                               June 30,
                                                                                               --------
                                                                                        2001             2000
                                                                                    ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $ (7,339,537)     $(1,378,929)
Adjustments to reconcile net loss to net cash generated by operating activities
  Minority interests                                                                  (3,594,260)        (616,004)
  Depreciation and amortization                                                       10,949,231        2,398,862

Change in operating assets and liabilities
  Decrease in prepaid expenses and other assets                                          (19,124)         (15,421)
  Increase in accounts payable to affiliates and related parties                      23,218,440        5,175,437
  Decrease in trade accounts payable and accrued liabilities                             151,000          151,000
                                                                                    -----------------------------
     Net cash generated in operating activities                                       23,365,750        5,714,945

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction payments for cable television/telephony system                         (2,436,710)      (3,030,695)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in loans                                                                  (20,929,040)      (2,725,874)
  Principal payments under capital leases                                                     --          (34,525)
                                                                                    -----------------------------
      Net cash used in financing activities                                          (20,929,040)      (2,760,399)
                                                                                    -----------------------------
Decrease in cash and cash equivalents before exchange rate changes                            --          (76,149)
Effect of currency exchange rate changes on cash                                              --          (14,024)
                                                                                    -----------------------------
Net decrease in cash and cash equivalents                                                     --          (90,173)
Cash and cash equivalents, beginning of period                                                --          273,189
                                                                                    -----------------------------
Cash and cash equivalents, end of period                                                      --      $   183,016
                                                                                    -----------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                       $         --      $ 1,126,725

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 2000. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 2001 and its results of operations and cash flows for the six month periods ended June 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. As a result of the Partnership's ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (formerly Cable and Wireless Communications (South Hertfordshire) Limited), (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.

(2)  INVESTMENT IN SUBSIDIARY

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At June 30, 2001, there were approximately 94,000 homes in the franchise area, of which 91,618 had been passed by the South Herts System.

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

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

     An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended June 30, 2001 and 2000 were $380,003 and $350,492 respectively. Consulting fees paid or payable by the Company for the six months ended June 30, 2001 and 2000 were $751,547 and $741,308 respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended June 30, 2001 and 2000, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,260,791 and $3,139,067 respectively. During the six months ended June 30, 2001 and 2000, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $6,218,406 and $5,418,763 respectively.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2001 and 2000, interest on deferred fees of $271,086 and $241,199 respectively was charged by an affiliate of the General Partner, and interest on advances of $24,794 and $24,128 respectively was charged by the General Partner. For the six months ended June 30, 2001 and 2000, interest on deferred fees of $537,654 and $480,948 respectively was charged by an affiliate of the General Partner, and interest on advances of $49,392 and $48,718 respectively was charged by the General Partner.

(4)  FINANCINGS

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a L25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, L5,000,000 was canceled and the facility reduced to L20,000,000.

     The outstanding facility of L14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. NTL has agreed to provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of June 30, 2001 the Partnership had current liabilities of $2,068,209 most of which were payable to the General Partner. Accordingly, until such time as the Company begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited Partnership interests or from borrowings.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a L25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, L5,000,000 was canceled and the facility reduced to L20,000,000.

     The outstanding facility of L14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. NTL has agreed to provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

RESULTS OF OPERATIONS

     Revenues of the Partnership increased by $300,961 for the three months ended June 30, 2001, from $6,729,484 over the corresponding period in 2000 to $7,030,445 in 2001. Overall, revenues of the Partnership increased by $193,886 for the six months ended June 30, 2001, from $13,862,799 over the corresponding period in 2000 to $14,056,685 in 2001. In sterling terms, over the six months to June 30, revenue increased by 10 per cent, however, this has been virtually offset by exchange rate movements. The six-month average exchange rate has declined from $1.5693 in 2000 to $1.4459 in 2001. The South Herts System served 27,097 cable television customers and 33,092 residential telephony lines at June 30, 2001 as compared to 23,300 basic cable television customers and 30,400 residential telephony lines at June 30, 2000. At June 30, 2001, the Company served 16,303 digital customers which compares to 8,316 digital customers at June 30, 2000.

     Operating expenses increased $275,896 for the three months ended June 30, 2001, from $2,669,877 over the corresponding period in 2000 to $2,945,773 in 2001. Operating expenses increased by $589,797 for the six months ended June 30, 2001, from $5,520,996 over the corresponding period in 2000 to $6,110,793 in 2001.

     Selling, general and administrative expenses increased $29,643 for the three months ended June 30, 2001, from $3,426 over the corresponding period in 2000 to $33,069 in 2001. Selling, general and administrative expenses increased $3,423 for the six months ended June 30, 2001, from $65,140 over the corresponding period in 2000 to $68,563 in 2001.

     Management fees and allocated overhead from the General Partner increased by $151,235 for the three months ended June 30, 2001, from $3,489,559 over the corresponding period in 2000 to $3,640,794 in 2001. Management fees and allocated overhead from the General Partner increased by $809,882 for the six months ended June 30, 2001, from $6,160,071 over the corresponding period in 2000 to $6,969,953 in 2001. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

     Depreciation and amortization expense increased $522,516 for the three months ended June 30, 2001, from $1,232,682 over the corresponding period in 2000 to $1,755,198 in 2001. Depreciation and amortization expense increased $8,550,369 for the six months ended June 30, 2001, from $2,398,862 over the corresponding period in 2000 to $10,949,231 in 2001. The significant increase in depreciation compared to the six months ended June 30, 2000 is due to certain asset lives being shortened by the Company to bring the estimated useful economic lives in line with the more prudent policies adopted by NTL.

     Interest expense decreased by $526,445 for the three months ended June 30, 2001, from $822,325 over the corresponding period in 2000 to $295,880 in 2001. Interest expense decreased by $817,018 for the six months ended June 30, 2001, from $1,665,584 over the corresponding period in 2000 to $848,566 in 2001. The decrease is due to the repayment of on the loan on February 21, 2001. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

     The net loss increased by $95,709 for the three months ended June 30, 2001, from a loss of $1,036,855 over the corresponding period in 2000 to a loss of $1,132,564 in 2001. The net loss increased by $5,960,608 for the six months ended June 30, 2001, from a loss of $1,036,855 over the corresponding period in 2000 to a loss of $7,339,537 in 2001. The increased net loss over both the three and six month period to June 30, 2001 compared to 2000 is principally due to the increased depreciation charge which has resulted from the re-living of the Company assets. The Company will continue to pursue a strategy of trying to increase revenue from existing customers and cost reduction by further integrating the ntl (CWC) Limited Group with the rest of the NTL UK cable franchise operations.

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The functional currency of the Company is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The South Herts Credit Agreement was repaid in full with interest free funding from NTL on February 21, 2001 which eliminates all interest rate risk to the Company.

                            PART II OTHER INFORMATION


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

                                         SOUTH HERTFORDSHIRE UNITED
                                           KINGDOM FUND, LTD.
                                         a Colorado limited partnership
                                         BY:  FAWNSPRING LIMITED
                                                  Its General Partner



                                         BY:   /s/ Robert M. Mackenzie
                                               ___________________________
                                                   Robert M. Mackenzie
                                                   Director
                                                   13 August, 2001.