Form 10-Q
period 2001-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2001-11-14
CIK 857957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


       (Mark One)

       [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001.

       [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to _____________

                         Commission File Number: 0-19889

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                  ---------------------------------------------
                Exact name of registrant as specified in charter


      Colorado                                                        84-1145140
      --------------------------------------------------------------------------
      State of organization                                I.R.S. employer I.D.#


    NTL House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England
    -------------------------------------------------------------------------
                      Address of principal executive office

                               011 44 1256 752000
                               ------------------
                          Registrant's telephone number

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

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                        Unaudited
                                                                                       September 30,      December 31,
                                                                                           2001              2000
                                                                                        -----------       -----------
ASSETS
Investment in cable television and telecommunications properties
(net of accumulated depreciation and amortization of $50,660,725 and $37,994,401 at
September 30, 2001 and December 31, 2000, respectively)                                 $60,244,601       $70,066,182

Other assets                                                                                261,652           300,080
                                                                                        -----------       -----------
Total assets                                                                            $60,506,253       $70,366,262
                                                                                        ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current Liabilities
Accounts payable to affiliates and related parties                                      $56,635,141       $32,690,227
Accrued liabilities                                                                         526,125           362,125
Current installments on loan facility                                                             -         7,206,138
                                                                                        -----------       -----------
Total current liabilities                                                                57,161,266        40,258,490
Long-term debt                                                                                    -        14,412,275
                                                                                        -----------       -----------
Total liabilities                                                                        57,161,266        54,670,765
                                                                                        ===========       ===========

MINORITY INTERESTS                                                                        1,604,021         5,645,599

PARTNERS' CAPITAL (DEFICIT)
General Partner-
  Contributed capital                                                                         1,000             1,000
  Accumulated deficit                                                                      (472,142)         (391,799)
                                                                                        -----------       -----------
                                                                                           (471,142)         (390,799)
Limited Partners-
  Net contributed capital (56,935 units outstanding at
    September 30, 2001 and December 31, 2000 respectively)                               48,817,997        48,817,997
Accumulated deficit                                                                     (46,460,938)      (38,506,948)
                                                                                        -----------       -----------
                                                                                          2,357,059        10,311,049

Accumulated comprehensive (loss) income                                                    (144,951)          129,648
                                                                                        -----------       -----------
Total partners' capital                                                                   1,740,966        10,049,898
                                                                                        -----------       -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $60,506,253       $70,366,262
                                                                                        ===========       ===========

   Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date.

                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the three months ended         For the nine months ended
                                                                  September 30,                      September 30,
                                                          ----------------------------      -----------------------------
                                                              2001             2000             2001             2000
                                                          -----------      -----------      ------------     ------------
REVENUES                                                  $ 6,912,705      $ 6,356,597      $ 20,969,184     $ 20,211,733

COSTS AND EXPENSES
  Cost of revenue                                          (2,830,388)      (2,718,416)       (8,940,703)      (8,243,431)
  Selling, general and administrative                         (33,069)          10,144          (197,886)         (54,996)
  Management fees and allocated
    overhead from the General Partner                      (3,016,889)      (3,188,976)       (9,637,401)      (9,359,419)
  Depreciation and amortization                            (1,915,526)      (1,160,916)      (12,856,869)      (3,560,737)
                                                          -----------      -----------      ------------     -------------
OPERATING LOSS                                               (883,167)        (701,567)      (10,663,675)      (1,006,850)

OTHER EXPENSE
  Interest expense (interest payable to related parties
  amounted to $900,175 and $799,813 for the nine
  months ended September 30, 2001 and 2000,
  respectively)                                              (311,896)        (825,374)       (1,161,405)      (2,492,325)
  Other                                                       (21,616)         (14,857)          (64,992)         (61,656)
                                                          -----------      -----------      ------------     ------------
LOSS BEFORE MINORITY INTERESTS                             (1,216,679)      (1,541,798)      (11,890,072)      (3,560,831)
  Minority interests                                          414,460          474,552         3,855,739        1,127,765
                                                          -----------      -----------      ------------     ------------
NET LOSS                                                  $  (802,219)     $(1,067,246)     $ (8,034,333)    $ (2,433,066)
                                                          -----------      -----------      ------------     ------------
ALLOCATION OF NET LOSS
  General Partner                                         $    (8,022)        $(10,672)         $(80,343)    $    (24,331)
  Limited Partners                                        $  (794,197)     $(1,056,574)     $ (7,953,990)    $ (2,408,735)
                                                          -----------      -----------      ------------     ------------
NET LOSS                                                  $  (802,219)     $(1,067,246)     $ (8,034,333)    $ (2,433,066)
                                                          ===========      ===========      ============     ============
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                        $    (13.95)     $    (18.56)     $    (139.70)         $(42.31)
                                                          ===========      ===========      ============      ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                            56,935           56,935            56,935           56,935
                                                          ===========      ===========       ===========      ===========


            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            For the three months ended       For the nine months ended
                                                                  September 30,                      September 30,
                                                            --------------------------      ---------------------------
                                                              2001            2000             2001            2000
                                                            ---------      -----------      -----------     -----------
NET LOSS                                                    $(802,219)     $(1,067,246)     $(8,034,333)    $(2,433,066)
  Foreign currency translation adjustments                    259,262         (697,085)        (270,239)     (1,670,232)
                                                            ---------      -----------      -----------     -----------
COMPREHENSIVE LOSS                                          $(542,957)     $(1,764,331)     $(8,304,572)    $(4,103,298)
                                                            ---------      -----------      -----------     -----------


                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

                             (A LIMITED PARTNERSHIP)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                        ---------------------------------
                                                                                            2001                 2000
                                                                                        ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $ (8,039,515)         $(2,433,066)
Adjustments to reconcile net loss to net cash generated by operating activities
  Minority interests                                                                      (3,855,739)          (1,127,765)
  Depreciation and amortization                                                           12,856,869            3,560,737

Change in operating assets and liabilities
  Decrease in prepaid expenses and other assets                                               33,742               38,104
  Increase in accounts payable to affiliates and related parties                          23,820,303            7,955,634
  Increase in trade accounts payable and accrued liabilities                                 164,000              164,000
                                                                                        ------------          -----------
    Net cash generated in operating activities                                            24,979,660            8,157,644

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction payments for cable television/telephony system                             (4,073,852)          (4,182,925)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in loans                                                                      (20,905,808)          (4,015,597)
  Principal payments under capital leases                                                          -              (33,906)
                                                                                        ------------          -----------
    Net cash used in financing activities                                                (20,905,808)          (4,049,503)
                                                                                        ------------          -----------
Decrease in cash and cash equivalents before exchange rate changes                                 -              (74,784)
Effect of currency exchange rate changes on cash                                                   -              (22,039)
                                                                                        ------------          -----------
Net decrease in cash and cash equivalents                                                          -              (96,823)
Cash and cash equivalents, beginning of period                                                     -              273,189
                                                                                        ------------          -----------
Cash and cash equivalents, end of period                                                           -          $   176,366
                                                                                        ------------          -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                           $          -          $ 1,620,959


                             See accompanying notes

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the "Partnership"), including the notes thereto, for the year ended December 31, 2000 included in its Annual Report on Form 10-K. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at September 30, 2001 and its results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. Results of operations for the period ended September 30, 2001 are not necessarily indicative of results to be expected for the full year ending December 31, 2001. As a result of the Partnership's ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (formerly Cable and Wireless Communications (South Hertfordshire) Limited), (formerly Bell Cablemedia (South Hertfordshire) Limited) (the "Company"), for accounting purposes it has been consolidated with the Partnership's operations.


(2)  INVESTMENT IN SUBSIDIARY

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the "South Herts System"). At September 30, 2001, there were approximately 94,000 homes in the franchise area, of which 91,768 had been passed by the South Herts System.

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

(3)  TRANSACTIONS WITH AFFILIATED ENTITIES

     NTL (CWC) Limited, an affiliate of the General Partner is entitled to be paid a consulting fee by the Company. Since the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the disposal of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended September 30, 2001 and 2000 were $378,359 and $300,937 respectively. Consulting fees paid or payable by the Company for the nine months ended September 30, 2001 and 2000 were $1,129,915 and $1,040,359 respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

     The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is reasonable. During the three months ended September 30, 2001 and 2000, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,638,530 and $2,888,039 respectively. During the nine months ended September 30, 2001 and 2000, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $8,507,486 and $8,319,060 respectively.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2001 and 2000, interest on deferred fees of $287,102 and $245,250 respectively was charged by NTL (CWC) Limited, an affiliate of the General Partner, and interest on advances of $25,985 and $24,228 respectively was charged by the General Partner. For the nine months ended September 30, 2001 and 2000, interest on deferred fees of $824,799 and $726,867 respectively was charged by NTL (CWC) Limited, an affiliate of the General Partner, and interest on advances of $75,376 and $72,946 respectively was charged by the General Partner.


(4)  FINANCINGS

     On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The outstanding facility of (pound)14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. We expect that NTL will provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

                  SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
                             (A LIMITED PARTNERSHIP)

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     The Partnership. The Partnership's source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership's principal uses of cash have been capital contributions to the Company in order to fund the Partnership's proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, the Partnership's uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership's annual audit and periodic regulatory filings and general administration). As of September 30, 2001 the Partnership had current liabilities of $2,203,448 most of which were payable to the General Partner. Accordingly, until such time as the Company begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited Partnership interests or from borrowings.

     The Company. On April 18, 1995 the Company entered into an agreement with two major banks to provide a (pound)25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the "South Herts Credit Agreement"). On October 18, 1996, (pound)5,000,000 was canceled and the facility reduced to (pound)20,000,000.

     The outstanding facility of (pound)14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. We expect that NTL will provide ongoing financial support, as required, to enable the Company to continue its operations for the foreseeable future.

RESULTS OF OPERATIONS

     Revenues of the Partnership increased by $556,108 for the three months ended September 30, 2001, from $6,356,597 over the corresponding period in 2000 to $6,912,705 in 2001. Overall, revenues of the Partnership increased by $757,451 for the nine months ended September 30, 2001, from $20,211,733 over the corresponding period in 2000 to $20,969,184 in 2001. In sterling terms, over the nine months to September 30, revenue increased by 10.7 per cent, however, this has been partially offset by exchange rate movements. The nine-month average exchange rate has declined from $1.54 in 2000 to $1.44 in 2001. The South Herts System served 27,325 cable television customers and 33,500 residential telephony lines at September 30, 2001 as compared to 25,769 basic cable television customers and 31,161 residential telephony lines at September 30, 2000. At September 30, 2001, the Company served 18,765 digital customers which compares to 9,733 digital customers at September 30, 2000.

     Operating expenses increased $111,972 for the three months ended September 30, 2001, from $2,718,416 over the corresponding period in 2000 to $2,830,388 in 2001. Operating expenses increased by $697,272 for the nine months ended September 30, 2001, from $8,243,431 over the corresponding period in 2000 to $8,940,703 in 2001.

     Selling, general and administrative expenses amounted to $33,069 for the three months ended September 30, 2001, compared to income of $10,144 over the corresponding period in 2000. Selling, general and administrative expenses increased $142,890 for the nine months ended September 30, 2001, from $54,996 over the corresponding period in 2000 to $197,886 in 2001.

     Management fees and allocated overhead from the General Partner decreased by $172,087 for the three months ended September 30, 2001, from $3,188,976 over the corresponding period in 2000 to $3,016,889 in 2001. Management fees and allocated overhead from the General Partner increased by $277,982 for the nine months ended September 30, 2001, from $9,359,419 over the corresponding period in 2000 to $9,637,401 in 2001. Extra costs have been incurred due to the rollout of digital services in the South Herts franchise area.

     Depreciation and amortization expense increased $754,610 for the three months ended September 30, 2001, from $1,160,916 over the corresponding period in 2000 to $1,915,526 in 2001. Depreciation and amortization expense increased $9,296,132 for the nine months ended September 30, 2001, from $3,560,737 over the corresponding period in 2000 to $12,856,869 in 2001. The significant increase in depreciation compared to the nine months ended September 30, 2000 is due to certain network asset lives being shortened by the Company to bring the estimated useful economic lives in line with the policies adopted by NTL.

     Interest expense decreased by $513,478 for the three months ended September 30, 2001, from $825,374 over the corresponding period in 2000 to $311,896 in 2001. Interest expense decreased by $1,330,920 for the nine months ended September 30, 2001, from $2,492,325 over the corresponding period in 2000 to $1,161,405 in 2001. The decrease in interest expense is due to the repayment of the loan facility on February 21, 2001. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

     The net loss decreased by $265,027 for the three months ended September 30, 2001, from a loss of $1,067,246 over the corresponding period in 2000 to a loss of $802,219 in 2001. The net loss increased by $5,601,267 for the nine months ended September 30, 2001, from a loss of $2,433,066 over the corresponding period in 2000 to a loss of $8,034,333 in 2001. The significantly increased net loss over the nine-month period to September 30, 2001 compared to 2000 is principally due to the increased depreciation charge, which has resulted from the shortening of the asset lives of certain network assets of the Company. The Company will continue to pursue a strategy of trying to increase revenue from existing customers and cost reduction by further integrating the NTL (CWC) Limited Group with the rest of the NTL UK cable franchise operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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


                                       SOUTH HERTFORDSHIRE UNITED
                                       KINGDOM FUND, LTD.
                                       a Colorado limited partnership

                                       BY: FAWNSPRING LIMITED
                                             Its General Partner


                                       BY:  /S/ Robert Mackenzie
                                            ---------------------------------
                                            Robert Mackenzie
                                            Director
                                            13 November, 2001.











 .