Form 10-K
period 2001-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2002-04-18
CIK 857957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from                               to

Commission file number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	#84-1145140
(State of Organization)	(IRS Employer Identification No.)

Bartley Wood Business Park	Secretary, NTL Incorporated
Hook	110 East 59th Street
Hampshire RG27 9UP	New York, NY 10022
United Kingdom	(212) 906-8440
(Address of Principal Executive Offices)	(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

      Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     ☑     Yes     ☐     No

      Aggregate market value of the voting stock held by non-affiliates of the registrant:     N/A

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e229 405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Partnership to continue as a going concern; the ability of the Partnership to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Partnership’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Partnership’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Partnership to attract and retain customers; general economic and business conditions; technological developments; the Partnership’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

In this Annual Report on Form 10-K, the “Partnership,” “we,” “us,” and “our” refer to South Hertfordshire United Kingdom Fund, Ltd. and its consolidated subsidiary, NTL (South Herts) Limited, except where we expressly state that we are only referring to South Hertfordshire United Kingdom Fund, Ltd. or the context otherwise requires that we are referring only to South Hertfordshire United Kingdom Fund, Ltd.

PART I

Item 1.     Business

      South Hertfordshire United Kingdom Fund, Ltd., formerly known as Jones United Kingdom Fund, Ltd., (the “Partnership”), is a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of limited partnership interests (the “Interests”) in the Partnership for the purpose of acquiring one or more cable television/telephony systems in the UK and Northern Ireland. Upon acquisition of its system, the Partnership’s primary investment objective was to obtain capital appreciation in the value of its systems over the term they are held by the Partnership. See “Risk Factors” beginning on page 20 for a description of the risks associated with holding Partnership Interests.

Recent Developments

Recapitalization Process of NTL Incorporated and its Subsidiaries

      On January 31, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), which is the indirect parent of the General Partner of the Partnership, announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for our business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on its business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the majority of which hold a majority in principal amount of the public debt of NTL, and France Telecom, which owns a significant amount of NTL Incorporated’s common and preferred stock. On April 16, NTL announced that it had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors” for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

History

      The Partnership was formed upon the receipt of subscriptions for Interests exceeding the minimum offering of $10,000,000. The general partner of the Partnership was initially Jones Global Funds, Inc., a Colorado corporation (“Jones Global Funds”). As of August 15, 1992, when the initial offering by the Partnership terminated, the Partnership had raised $16,548,000 in gross offering proceeds from the sale of 16,548 Interests, or $14,272,650 net of sales commissions and other organizational and offering costs. On September 14, 1992, the Partnership commenced a second offering of Interests. As of April 1994, when the second offering terminated, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its second public offerings.

      On February 20, 1992, upon receipt of approval from UK regulatory authorities, the Partnership acquired, through nominees, the beneficial ownership of all of the shares of NTL (South Herts) Limited (formerly Cable & Wireless Communications (South Hertfordshire) Limited and Jones Cable Group of South Hertfordshire Limited) (“NTL South Herts” or the “Company”) from Jones Global Funds, Inc. and certain of its affiliates (the “Former Owners”). NTL South Herts is a UK corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London (the “South Herts System”). The acquisition by the Partnership of all of the shares of NTL South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of NTL South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the

Partnership’s investment in NTL South Herts, cost reimbursements have been and will continue to be made to the general partner (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System’s construction and operation.

      The South Herts System’s ownership by NTL South Herts, a UK corporation, rather than directly by the Partnership, results from an intention to insulate the limited partners of the Partnership (the “Limited Partners”) from potential UK taxation upon the eventual sale of the South Herts System. Under current UK tax laws, the sale of the UK cable television/telephony system by a U.S. limited partnership may give rise to limited partner tax liability in the UK whereas the sale of shares in a UK corporation by a U.S. limited partnership does not give rise to limited partner tax liability in the UK on the basis that the limited partnership is not itself trading in the UK through a permanent establishment there. The shares of NTL South Herts are held indirectly by the Partnership through corporate nominees. This indirect ownership structure is intended to afford the Limited Partners more certain protection from UK tax liability.

      In order to provide additional funding for the construction of the South Herts System, two additional participants invested in NTL South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested £3,400,000 in NTL South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the “Sandler Group”) committed to invest £6,800,000 in NTL South Herts, of which £2,266,600 was funded in November 1993 for 22,666 Class B shares. In June 1994, the Sandler Group invested £3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested £503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested £1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested £466,800 for 4,668 Class B shares.

      On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, “Jones”) and the Sandler Group entered into agreements to transfer all of their interests in their UK cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.’s interest in NTL South Herts, Jones Global Funds, Inc.’s general partner interest in the Partnership and the Sandler Group’s interest in NTL South Herts, to Bell Cablemedia plc (“BCM”) in exchange for ordinary shares (in the form of American Depository Shares (“ADSs”)) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCM was indirectly owned 80 percent by BCI Telecom Holding Inc (formerly Bell Canada International Inc.) (“BCITH”) and 20 percent by Cable and Wireless plc (“C&W”).

      On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in United Kingdom cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.’s interest in NTL South Herts, the Sandler Group’s interest in NTL South Herts and the general partner interest in the Partnership. These acquisitions are collectively referred to herein as the “BCM Acquisition.” In October 1994, the Partnership invested £5,108,900 in NTL South Herts for 51,089 Class A shares and BCM invested £2,554,600 in NTL South Herts for 25,546 Class A shares. In November 1994, the Partnership invested £1,410,000 in NTL South Herts for 14,100 Class A shares and BCM invested £705,000 in NTL South Herts for 7,050 Class A shares. As a result of these transactions, as of November 1994, NTL South Herts was owned 66.7 percent by the Partnership and 33.3 percent by BCM, and the general partner of the Partnership was Fawnspring Limited, a wholly owned subsidiary of BCM (the “General Partner”). The General Partner provides consulting services to the Partnership. The General Partner may delegate some or all of the consulting services to BCM or to other affiliates.

      On October 21, 1996, BCM entered into a number of agreements relating to the acquisition of control of the outstanding shares of Videotron Holdings Plc (“Videotron”). Prior to the acquisition, BCM owned 26.2% of Videotron and did not control Videotron’s operations. Pursuant to an agreement entered into on October 21, 1996 and consummated on December 17, 1996, BCM acquired control of an additional 55.6% of Videotron, increasing its direct and indirect shareholding in Videotron to 81.8%. Subsequently, certain share options of

Videotron were exercised, and as of January 8, 1997, BCM owned 81.7% of Videotron’s ordinary shares. Also on December 17, 1996, a subsidiary of C&W subscribed for additional shares in BCM, increasing its stake in the company to 32.5%, with BCI’s indirect stake reducing to 32.5%.

      On January 8, 1997, BCM made an offer to acquire all the remaining public and employee shares of Videotron and subsequently acquired all of the current issued ordinary share capital of Videotron.

      On October 22, 1996, C&W, BCITH and Bell Atlantic (at that time, NYNEX) announced that they had entered into an agreement, pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine: (i) Mercury Communications Limited (“Mercury”), (ii) BCM (as enlarged by the acquisition of Videotron), and (iii) NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. (collectively “NYNEX CableComms”) under one company to be called Cable & Wireless Communications plc (“CWC Comms”). On completion of this combination, CWC Comms became the largest provider of integrated telecommunications and television entertainment services in the UK.

      On July 26, 1999, C&W, NTL Incorporated and CWC Comms announced:

(a) the proposed separation of CWC Comms into its corporate, business, Internet protocol and wholesale operations (“CWC DataCo”) and its residential cable, business cable, indirect residential telephony, residential Internet and digital television development and services businesses, including ownership of the General Partner (Fawnspring Limited) and 33.3% of the equity of South Herts (“CWC ConsumerCo”);

(b) the proposed indirect acquisition by C&W of the 47.3 per cent interest in CWC DataCo which is not currently attributable to it (thereby achieving 100 per cent ownership of CWC DataCo); and

(c) the proposed indirect acquisition by NTL of CWC ConsumerCo (together with the proposed separation of CWC Comms and the C&W acquisition, the “Transaction”).

      Following the approval of shareholders, bondholders and the competition authorities the Transaction completed on May 30, 2000. Following completion, CWC Comms changed its name to NTL (CWC) limited (“NTL (CWC)”). To fund the cash element of the consideration, NTL Incorporated placed $4.5 billion of common and preferred stock with France Telecom.

      NTL South Herts is one of a number of franchise areas which NTL manages and controls from its headquarters in Hook, Hampshire. Management control is exercised by Fawnspring Limited, a UK corporation, which is a wholly-owned indirect subsidiary of NTL Incorporated and is the General Partner of the Partnership, although it is delegated to other affiliated companies of NTL. As indirect parent of the General Partner, NTL believes that returns are maximized by management as an integral part of a larger group to reap the benefits of synergy. NTL performs all billing and collection functions and other NTL group companies procure all services on behalf of NTL South Herts. Pursuant to the arrangement between NTL and NTL South Herts contained in the letter of appointment and agreement, NTL South Herts has the legal right to offset amounts receivable from NTL against amounts payable to NTL. Consequently, the net balance payable by NTL South Herts to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

      The Partnership does not generate sufficient cash flow from its operations to fund its operational expenses and has historically relied upon NTL for the additional cash necessary for operations. It is likely that NTL will not be able to provide cash to the Partnership, at least in the short term future. See “Risk Factors” regarding the Partnership’s dependency on Funds from its subsidiary and the parent companies of its general partner to meet its obligations and the substantial doubt about its ability to continue as a going concern.

The South Herts System

     Franchise Area

      The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend. There are approximately 94,000 homes in the franchise area, of which approximately 91,500 have been passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

      The South Hertfordshire franchise area contains approximately 7,000 businesses, 80 percent of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

     Operations

      Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 2001, approximately 91,500 homes, or 97% per cent of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise and in 2001 commenced Broadband Internet Access services. At December 31, 2001, NTL South Herts serviced 27,231 basic cable television customers including 20,001 digital cable customers, 30,198 residential telephony lines and 122 Broadband customers. As of December 31, 2001, NTL South Herts serves a total of 33,402 customers representing a penetration level of 37%.

     Products and Services

      Four main types of service are offered by NTL South Herts: cable television (mainly to the home but also to businesses), residential telephony services, Internet access services and telecommunications services for business customers.

      Cable Television Services. NTL South Herts offers a range of programming, marketed in a series of packages: basic packages, which include cable exclusive programming and premium packages, which are based on films, sporting events, Asian programming and adult programming. Pay-per-view (“PPV”) facilities are also available, providing a way for customers to buy television programming, including movies, sports and music events. NTL South Herts uses its return path network to encourage viewers to order the PPV events directly using their set top box and remote control, rather than having to place an order over the telephone, which direct-to-home (“DTH”) television subscribers must do. NTL South Herts has converted a high proportion of its cable television customers to digital television services. Digital television is a technology that allows customers to have access to a much higher channel capacity. The increased capacity can be used for more broadcast channels, as well as for PPV, near video-on-demand, broadband Internet access, games, home shopping/banking and a wide range of other interactive services. The primary aim of digital television will be to give more choice to the customer.

      Residential Telephony Services. NTL South Herts offers local and long distance and international telephony services to its customers, including advanced services such as call monitoring, call barring, three-way calling, alarm calls, itemized billing, call waiting, call divert, call screening and speed dialing.

      Internet services. With the growth in the home PC market fuelling the rapid growth in demand for Internet access and other on-line information services, NTL South Herts is well placed to offer both narrowband and broadband services into the home, making use of its sophisticated “return path” network to offer full interactivity. Broadband Internet Access provides customers with a high-speed, always connected Internet service using either the set top box modem or a stand-alone modem. Broadband Internet Access removes many of the current frustrations of the standard dial-up Internet access. Currently, NTL offers customers three speeds 128Kbps, 512Kbps and 1Mbps.

      Business Telecommunications Services. NTL South Herts offers businesses a range of services alongside basic telephony, including fax, private circuits and virtual private networks. A Centrex service, which offers customers the facilities they would expect from a private switchboard without the need to buy or maintain their own switching equipment, has been introduced.

     Pricing

      NTL offers within its franchise areas multiple product cable television and telephony packages (“Dual Product Packages”) and together with Broadband Internet Access (“Triple Product Packages”). These Dual and Triple Product Packages provide customers within these areas with a range of cable television packages integrated with its telephony and Internet access services. These services are priced to compete with the prices of similar products offered separately by BSkyB and BT. They include both a range of basic television packages together with the option to add certain “Premium” channels (including sports and movie channels) and provide the customer with the additional benefit of dealing with just one communications company. Both existing and new customers of NTL take subscriptions with the main interest being the entry-level package, a mid-range package and a big basic package. Based on past experience, NTL believes that customers with both cable television and telecommunications services are less likely to terminate service than those with the cable television service only. Add on packages are designed to provide the consumer with greater choice and flexibility. They are also intended to increase the rate of uptake of dual packaged services in addition to stimulating higher penetration levels.

      As a result of the regulation of BT’s prices and increased competition, telephony prices in the UK telecommunications market have declined significantly over the past few years. Price remains an important factor in the residential, small office and home business segments, although in its other business segments, NTL’s pricing strategy is to sell predominantly on value rather than on price alone. NTL’s tariffs for both domestic and international telephone calls are set on the basis of per minute rate, which varies according to the destination and time of call. Except for a minimum fixed charge, NTL charges customers only for the actual time elapsed during a call. Leased circuit services are charged at a fixed rate regardless of usage.

NTL South Herts’ Network

      NTL South Herts’ cable television/telephony network passed approximately 97% of homes in the South Hertfordshire franchise area at December 31, 2001.

      Network Architecture. NTL South Herts’ network is designed to take integrated two-way broadband cable television systems. Such systems will incorporate a digital overlay telephony network to service the homes and businesses within the franchise area.

      NTL South Herts’ network makes extensive use of fiber optic cable. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its smaller size, greater capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the services provided.

      The cable television system has the capacity to carry between 200 and 300 channels of television plus radio, teletext, telecommunications and other related services. The network is also capable of conveying video and high speed data transmissions, thus providing the basis for video conference facilities, television surveillance services and computer communications.

      Because of the nature of moving picture video, substantial transmission capacity, known as bandwidth, is required to provide a cable television program to the customer. A network’s transmission capacity requirement increases proportionally as additional cable television programs are broadcast to customers. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks have to date presented a substantial obstacle to the use of existing telephone networks for the provision of cable television services. Coaxial cable provides substantially greater bandwidth than twisted pair copper wire and fiber optic cable can provide substantially greater bandwidth than coaxial cable.

      NTL South Herts’ telephony network employs an open architecture, using a combination of SDH and PDH Technology for system resilience. Voice and high speed data services may be provided across the network. Multipair copper cable is used to connect fiber optic nodes serving approximately 600 homes to distribution points housed in street cabinets serving 40 homes. From these cabinets, twisted pair copper cable is pulled to the customer’s home.

      NTL South Herts’ telephony switch has multiple interconnects to the NTL, C&W and the BT networks.

      Network Construction Costs. Construction of integrated cable television/telephony systems is capital intensive, requiring substantial investment for “network costs” including “construction costs” (including trenching and laying underground ducts, cable television and telephony plant, network electronics and headend equipment), “customer costs” (including converters, customer electronics and installation of cable from the network to the customer’s home), and “other costs” (such as switching offices, land and buildings, computers, and capitalization of pre-operating costs and labor). Total capital expenditure by NTL South Herts on its cable television/ telephony systems up to December 31, 2001 was approximately £76.1 million ($110.7 million based on a December 31, 2001 exchange rate of £1=$1.4543).

      Construction costs for the South Herts System varies depending upon housing density, geographical terrain and the types of underground conditions encountered. Construction expenses in the UK have been higher than comparable costs in the United States, primarily because of the logistics in laying the fiber optic and coaxial cables for the networks necessitated by the UK’s prohibition on aerial construction. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, nearly all cable installation in the UK requires hand or machine excavation, backfill to specification and permanent reinstatement of surfaces in compliance with the New Roads and Street Works Act 1991 (the “Street Works Act”). The Street Works Act has, however, standardized fees for inspection of construction works by local government authorities and standardized specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local government authorities have been reduced.

      Domestic Interconnect. Tariffs for national calls are influenced by interconnect charges payable to BT, the dominant operator in the UK telecommunications market. BT’s interconnect rates are regulated by OFTEL. BT’s interconnect charges are, at present, controlled through a price control mechanism linked to the UK Retail Price Index. The interconnect rate entitles an operator to compensation for (i) terminating in its network a call that has originated in another network, (ii) providing its customers with access to those services of another network operator which are invoiced by such other network operator, and (iii) transit of traffic between two networks. Interconnection with other licensed operators is an important component of NTL network, since the majority of the traffic handled by NTL originates from or terminates on BT’s or on other licensed operators’ networks. NTL operates under interconnection agreements with BT and a number of other licensed operators, including cellular, PCN, ISR and cable operators.

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

Consumer Services

      We compete primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, in September 2001, BT serviced 81.29% of UK residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT’s customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001 which may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

      We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

      British Sky Broadcasting Limited, or BSkyB, currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

      Our cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

     Business Telecommunications

      BT and Cable & Wireless are our principal competitors in providing business telecommunications services. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

Regulation

      Telecommunications service industries in the UK are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the UK requires the following two principal non-exclusive licenses:

•	a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department of Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

•	a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

      Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

     Price Regulation

      BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. In February 2001, OFTEL announced that current retail price controls would be extended until July 2002 with a roll over provision for a further year. In January 2002, OFTEL issued a new consultation setting out proposals for the progressive removal of price controls along with certain new measures to stimulate further retail competition.

      NTL is not subject to the same scrutiny and control by OFTEL of its retail telephone prices as BT, given NTL’s non-dominant status in the market. However, NTL is subject to prohibitions on undue preference and undue discrimination in its cable television pricing. NTL is also required to publish our standard prices, terms and conditions for cable television services.

     Number Portability

      The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. We have a process in place to comply with our existing obligations and are now in the process of negotiating more service establishment arrangements with other operators.

     Local Loop Unbundling

      In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000 conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services. In practice, few companies have taken up the LLU option.

      In February 2002, BT announced reductions in its wholesale charges to ISPs (including its own tied ISP) for wholesale ADSL services. These reductions will lead to commensurate reductions in retail rates.

     Interconnection

      Other subsidiaries of NTL, namely NTL Group Ltd. and National Transcommunications Limited, have Annex II status giving them rights of interconnection at wholesale rates to other operators with similar status.

     Open Access to Cable Infrastructure

      In April 2000, OFTEL issued a public consultation document on regulated access to cable infrastructure (“open access”). The preliminary conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

     BSkyB

      In December 2000, the Office of Fair Trading (OFT) announced that it was commencing an investigation under the UK Competition Act into BSkyB’s activities, in particular the wholesale prices offered to rival distributors of pay television services. This investigation is ongoing. In December 2001, the OFT announced its preliminary finding that BSkyB had been abusing its market power through its pricing practices. The OFT also said that it was aiming to complete the investigation into BSkyB’s pricing by summer 2002.

      In addition, in February 2002, the OFT announced that it had decided not to give a decision on whether an agreement entered into by NTL with BSkyB for the carriage of programming at discounted rates, notice of which was given to the OFT in October 2000, was anti-competitive. The OFT’s investigation into BSkyB’s behavior continues.

     Competition Act 1998

      The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of UK turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

      In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions which are inconsistent with EC law.

     Mobile Phone Termination Charges

      On December 12, 2001, OFTEL announced that it has referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls, onto their networks, OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL has proposed a charge cap on future termination rates of RPI (12)% over four years.

      The Competition Commission has six months to reach a decision, which can be extended for a further six months.

European Union Legislation

      In addition to direct UK legislation the activities of NTL are further regulated by the EU under various European Commission Directives. In February 2002, the European Union Commission adopted a package of legislative measures which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The proposed new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

Communications Bill

      A White Paper issued in December 2000 — A New Future for Communications — proposed the creation of a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

Item 2.     Properties

      NTL South Herts owns a freehold property located at Greycaine Road, Watford, United Kingdom for use as offices and to house network equipment.

Item 3.     Legal Proceedings

      The Partnership is from time to time subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of the management, the amount of ultimate liability with respect to these actions will not materially affect the Partnership’s financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters that were submitted to a vote of the Partners during the quarter ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      While the Partnership’s Interests are publicly held, there is no established public market for the Interests, and it is not expected that such a market will develop in the future. As of March 31, 2002, the approximate number of holders of the Partnership Interests was 5,200.

Item 6.     Selected Financial Data

South Hertfordshire United Kingdom Fund, Ltd.

	Years Ended December 31

	2001	2000	1999	1998	1997

Income Statement Data:
Revenues	$28,354,653	$26,310,898	$28,345,316	$28,396,020	$23,603,312
Cost of Goods Sold	(12,277,725)	(10,366,295)	(10,837,197)	(11,785,683)	(11,474,356)
Selling, General and Administrative	(253,634)	(99,892)	(224,211)	(228,330)	(2,174,490)
Management Fees and Allocations from General Partner	(11,901,237)	(13,128,873)	(10,447,802)	(8,173,374)	(6,058,801)
Depreciation and Amortization	(14,629,055)	(4,759,437)	(6,279,976)	(4,119,297)	(6,177,968)
Write down of fixed assets	—	—	—	—	(6,562,400)

Operating (Loss)/Income	(10,706,998)	(2,043,599)	556,130	4,089,336	(8,844,703)
Interest Income	—	—	—	39,777	78,749
Interest Expense	(1,577,428)	(3,217,052)	(3,322,569)	(3,743,532)	(3,599,912)
Restructuring costs	(2,307,942)	—	—	—	—

Net (Loss)/Income before Minority Interests	(14,592,368)	(5,260,651)	(2,766,439)	385,581	(12,365,866)
Minority Interests	4,723,504	1,665,805	797,107	(249,713)	3,975,339

Net (Loss)/Income	$(9,868,864)	$(3,594,846)	$(1,969,332)	$135,868	$(8,390,527)

Net (Loss)/Income per Limited Partnership Unit	$(171.60)	$(62.51)	$(34.24)	$2.36	$(145.90)
Weighted Average Number of Limited Partnership Units Outstanding	56,935	56,935	56,935	56,935	56,935
Balance Sheet Data:
Total Assets	$59,167,848	$70,366,262	$73,021,980	$77,814,972	$76,963,343
Accounts Payable to Affiliates and Related Parties	58,145,703	32,690,227	21,114,583	19,157,847	18,335,570
Long-term debt	—	21,618,413	29,014,559	32,028,350	31,756,220
General Partner’s Deficit	(489,488)	(390,799)	(354,851)	(335,158)	(336,517)
Limited Partners’ Capital	540,874	10,311,049	13,869,947	15,819,586	15,685,077
Minority Interests	739,160	5,645,599	7,883,670	8,912,532	8,588,899

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Recapitalization Process and Ability to Continue Operations

      The Partnership required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through issuances of limited partnership units and by borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Partnership’s substantial leverage, mean the Partnership does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under their credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL and the Partnership will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL and the Partnership will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      These liquidity concerns raise substantial doubt about the Partnership’s ability to continue as a going concern in view of the Partnership’s dependency upon NTL.

      NTL needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt. On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL Incorporated announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with NTL’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current NTL preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the over indebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on certain of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     The Partnership

      The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As of December 31, 2001 the Partnership had current liabilities of $2,255,487 of which $1,801,825 was owing to NTL group companies, and consolidated current liabilities of $58,599,365, of which $58,145,703 was owing to NTL group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that NTL South Herts will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. It is also unlikely that NTL will provide funds to NTL South Herts at least in the short term. As a result, NTL South Herts may not be able to continue operations as a going concern.

     NTL South Herts

      On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was cancelled and the facility reduced to £20,000,000.

      The obligations of NTL South Herts under the South Herts Credit Agreement were secured by first fixed and floating charges over all of the assets of NTL South Herts. In addition, there is a pledge of all of the share capital of NTL South Herts given by BCM and the Partnership as additional security for the facility. Drawdowns of £19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to NTL South Herts by BCM since November 1994. The facility was repaid in full on February 21, 2001.

      The net cash outflow in the year ended December 31, 2001 was $nil. The cash inflow from operating activities was $26,331,074, which reflects the increase in accounts payable to affiliates and related parties of $26,108,536 in the year ended December 31, 2001. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $5,398,631 in the year ended December 31, 2001. In addition repayments of the principal on the loan amounted to $20,919,270 in the year ended December 31, 2001. Payments under finance leases during the year amounted to $nil compared to $33,411 in 2000, reflecting the fact that all finance leases have now been repaid.

      NTL South Herts had current liabilities of $56,343,878 as of December 31, 2001.

     Inflation

      On average, inflation rates in the UK economy have been relatively low over the past few years. Although long term inflation rates are difficult to predict, the General Partner believes it has the flexibility in operations and capital structure to maintain a competitive position.

Results of Operations

     2001 compared to 2000

      Revenues of the Partnership increased $2,043,755 for the year ended December 31, 2001, from $26,310,898 in 2000 to $28,354,653 in 2001. The increase is mainly due to an increase in the number of customers taking digital cable television services and price increases instigated in the first quarter of 2001. In 2001, the number of digital cable television customers increased by 6,985 from 13,016 customers at December 31, 2000 to 20,001 customers at December 31, 2001.

      The South Herts System served approximately 27,231 basic cable television customers and 30,198 residential telephony lines at December 31, 2001, compared to 27,011 basic cable television customers and 33,945 residential telephony lines at December 31, 2000. Also, during 2001 NTL South Herts launched its broadband service and at December 31, 2001 NTL South Herts had 122 broadband customers.

      Cost of goods sold increased $1,911,430 or 18.4% for the year ended December 31, 2001 over the similar period in 2000 from $10,366,295 in 2000 to $12,277,725 in 2001. The increase in cost of goods sold is partially attributable to the increase in revenues.

      Selling, general and administrative expenses increased $153,742 for the year ended December 31, 2001 from $99,892 in 2000 to $253,634 in 2001.

      Management fees and allocated overhead from the General Partner decreased $1,227,636 for the year ended December 31, 2001 from $13,128,873 in 2000 to $11,901,237 in 2001. The business of South Herts had been managed as an integral part of CWC Comms, and from May 2000, as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL Group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as returns are maximized by management as an integral part of a larger group to reap benefits of synergy. In the final quarter of 1999, CWC Comms separated its business Internet protocol and wholesale operations (CWC DataCo) and its residential cable, business cable, indirect residential telephony, residential internet and digital development and services businesses (CWC ConsumerCo). During 2000, NTL South Herts was only allocated a proportion of these costs directly attributable to CWC ConsumerCo and did not benefit from the synergies of the CWC Comms Group prior to separation.

      Depreciation and amortization expense increased $9,869,618 for the year ended December 31, 2001 from $4,759,437 in 2000 to $14,629,055 in 2001. Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been depreciated over varying lives of between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the General Partner’s estimate of the average life of customer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs which would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being depreciated over the remainder of their revised useful economic lives. The impact on depreciation expense in 2001 from the reduction in the useful economic life of these assets was $712,176.

      Interest expense decreased $1,639,624 for the year ended December 31, 2001 from $3,217,052 in 2000 to $1,577,428 in 2001. The decrease was due to repayment in full of the principal on the loan previously outstanding.

      Net cash outflow in the year ended December 31, 2001 was $nil. The cash inflow from operating activities was $26,331,074, which reflects the increase in accounts payable to affiliates and related parties of $26,108,536 in the year ended December 31, 2001. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $5,398,631 in the year ended December 31, 2001. In addition repayments of the principal on the loan amounted to $20,919,270 in the year ended December 31, 2001. Payments under finance leases during 2001 amounted to $nil as compared with $33,411 in 2000, reflecting the fact that all finance leases have now been repaid.

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

      In sterling terms revenue fell by 1 per cent in the year ended December 31, 2000 which reflects three factors. Firstly the decrease in the basic access cable television package from £9.99 to £9.25 per month for analog. Secondly the introduction of the basic access digital cable television package which generated revenue of £10 per month and finally the reduction in the cost of the full cable package which includes all premium channels from £60 to £48 per month.

      Costs of goods sold decreased $470,902 or 4.3% for the year ended December 31, 2000 over the similar period in 1999 from $10,837,197 in 1999 to $10,366,295 in 2000. The decrease in operating expenses is attributable to the 6 per cent decrease in the twelve month average exchange rate from $1.6148 in 1999 to $1.5187 in 2000.

      Selling, general and administrative expenses decreased $124,319 for the year ended December 31, 2000 from $224,211 in 1999 to $99,892 in 2000.

      Management fees and allocated overhead from the General Partner increased $2,681,071 for the year ended December 31, 2000 from $10,447,802 in 1999 to $13,128,873 in 2000. The increase in management fees and overhead was due to NTL South Herts being attributed costs from the larger CWC Comms, which incorporated CWC DataCo and CWC ConsumerCo in 1999, whereas in 2000 the costs have been attributed from CWC ConsumerCo alone. NTL addressed its cost base in the UK following completion of the Transaction on May 30, 2000, which led to lower management fees and allocated overhead for NTL South Herts in 2001.

      Depreciation and amortization expense decreased $1,520,539 for the year ended December 31, 2000 from $6,279,976 in 1999 to $4,759,437 in 2000. The decrease is due to the $894,341 write down of analogue set top boxes to $nil net book value in the year ended December 31, 1999, no further write down was required in the year ended December 31, 2000.

      Interest expense decreased $105,517 for the year ended December 31, 2000 from $3,322,569 in 1999 to $3,217,052 in 2000. The decrease was due to repayments of the principal on the loan and a reduction in UK interest rates.

      Net cash outflow in the year was $273,189. The cash inflow from operating activities was $13,091,998 which reflects the increase in accounts payable to related parties of $13,332,685 in the year ended December 31, 2000. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $8,036,361 in the year ended December 31, 2000. In addition repayments of the principal on the loan amounted to $5,275,848 in the year ended December 31, 2000. Payments under finance leases during the year amounted to $33,411 compared to $280,982 in 1999, reflecting the fact that all finance leases have now been repaid.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. In order to partially fund capital expenditure on the system, the company arranged a credit facility denominated in UK pounds sterling. The balance outstanding on the facility at December 31, 2001 was £nil ($nil at the closing rate of £1 = $1.4543). On February 21, 2001 the facility was repaid.

      This loan represented the Fund’s principal exposure to market risk, specifically to variations in the sterling LIBOR interest rate and in the UK pound sterling — US dollar exchange rate. Exposure to foreign exchange risk is, however, partially mitigated by the fact that the loan is denominated in the functional currency of NTL South Herts.

      The facility was repaid in full with related party funding from NTL on February 21, 2001 which eliminates all interest rate risk to NTL South Herts.

      The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $141,966 for the year ended December 31, 2001.

RISK FACTORS

The Partnership is dependent upon receipt of sufficient funds from its subsidiary or the parent companies of its general partner to meet its obligations. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide the Partnership with cash in the future, at least in the short-term.

      The Partnership has no independent operations or significant assets other than investments in and advances to NTL South Herts and does not generate sufficient cash flow from its operations to fund its operational expenses. The Partnership has historically met its cash requirements through issuances of limited partnership units and borrowing from banks and NTL. Given NTL’s liquidity situation, unless its proposed recapitalization plan is implemented it is likely that NTL will not be able to provide the Partnership with cash at least for the short-term. Given NTL’s high leverage and current liquidity situation, NTL may not be able to raise cash through the issuance of debt or equity from banks or other third-party lenders on reasonable terms or at all. If NTL is unable to find alternative sources of cash, the Partnership may become subject to bankruptcy proceedings in the U.S. or the UK.

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

      We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and its credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. If NTL makes scheduled payments of interest and overdue payments of interest, then it and the Partnership will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. If NTL cannot restructure its indebtedness or obtain additional liquidity in a timely manner, we may face the possibility of insolvency proceedings in the UK or the U.S.

The successful implementation of the proposed recapitalization plan will require the support of NTL’s creditors.

      The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors. The proposed recapitalization plan would be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of such a plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm any plan of reorganization NTL agrees with its creditors. Even if such a plan received the necessary support from NTL’s creditors, there can be no assurance that it would be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of our business would be eroded to the detriment of some or all our stakeholders.

We cannot be certain that NTL’s bank lenders will consent to the proposed recapitalization plan or grant it any new waivers NTL may need.

      Before NTL could commence negotiations with the unofficial committee of its noteholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002, in the case of the UK credit facilities, or May 14, 2002, in the case of the Cablecom facility, provide that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under its credit facilities.

      The waivers prohibit NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders. If NTL is unable to obtain the consent of the lenders, it will not be able to make a voluntary Chapter 11 filing as contemplated in connection with the proposed plan.

      The waivers in respect of the UK credit facilities, if not extended, will terminate on April 30, 2002, unless NTL’s missed interest payments on April 1, 2002 are remedied or a sufficient number of noteholders have agreed to waive or forbear from exercising any rights in respect of such non-payment, in which case, the waivers will be extended to May 14, 2002. If the waivers terminate and NTL continues to negotiate with bondholders or the non-payment of interest is not cured, there will be events of default under its credit facilities that will entitle the lenders to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security in an insolvency proceeding.

NTL did not pay interest due on some of its outstanding notes on April 1 and April 15, 2002; NTL may not cure the existing event of default. NTL may not make future interest payments on most its outstanding notes.

      NTL Incorporated, NTL (Delaware), Inc. and NTL Communications did not make scheduled interest payments and payments of related fees due April 1 and April 15, 2002.

      If NTL fails to pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), events of default for failure to pay interest would occur under the relevant indentures and, contemporaneously, cross defaults would occur under other of the indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to bankruptcy proceedings relating to the entities so affected.

NTL has no current ability to borrow under its existing credit facilities.

      NTL has no current ability to borrow under its existing UK credit facilities as it has borrowed the full amounts available. Neither the Partnership nor NTL South Herts currently has any credit facilities.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

      Media speculation regarding NTL’s financial condition and potential outcomes of any recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may affect our reputation. For example, one of NTL’s key strategies is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

      In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. NTL may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

      NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

      Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on our indebtedness.

Our growth has been curtailed by funding constraints.

      We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to service its debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our residential business in the UK, we expect subscriber numbers to potentially decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

      One of our key strategies is to reduce customer churn. In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire NTL network. NTL does not as yet have an integrated billing and operational platform.

      Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing residential client base will adversely impact our revenue and results of operations.

      A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

      A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering those key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

      Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

      We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

      The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in these new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

      We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Revenues	$7,023,325	$7,030,445	$6,912,705	$7,388,178
Operating (loss) income	(8,800,948)	(1,344,389)	(883,167)	321,506
Net loss	(6,278,312)	(1,132,564)	(802,219)	(1,655,769)
Net loss per Limited	(109.17)	(19.70)	(13.95)	(28.79)
Partnership unit
2000
Revenues	$7,135,542	$6,729,484	$6,356,597	$6,089,275
Operating income/(loss)	363,163	(666,060)	(701,567)	(1,039,135)
Net loss	(370,154)	(1,036,855)	(1,067,246)	(1,120,591)
Net loss per Limited	(6.44)	(18.03)	(18.56)	(19.49)
Partnership unit

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      At a meeting held in December 2000, the General Partner of the Partnership approved the engagement of Ernst & Young as its independent auditor for the fiscal years ending December 31, 2000 and 2001 to replace the firm of Arthur Andersen who resigned as auditors as a result of the acquisition of CWC ConsumerCo by NTL.

      The report of Arthur Andersen on the Partnership’s financial statements for year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audit of the Partnership’s financial statements for the fiscal year ended December 31, 1999, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report.

Item 10.	Directors and Executive Officers of the Registrant

      The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

Name	Age	Positions with the General Partner

Barclay Knapp	45	Director
John Gregg	39	Director
Robert Mackenzie	41	Company Secretary

      Barclay Knapp has been a Director of the General Partner since February 21, 2002. He has been the President, Chief Executive Officer and a director of NTL since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. In addition, Mr. Knapp was also Executive Vice President, Chief Operating Officer, Chief Financial Officer and a director of CCI, until the CCI Merger, and was Executive Vice President and Chief Operating Officer of Cellular Communications International, Inc. (“CCII”) until June 1998. Mr. Knapp was also President, Chief Executive Officer and a director of Cellular Communications of Puerto Rico, Inc. (“CCPR”), until its sale in August 1999 and is the Chairman of the board of directors of CoreComm Limited. Mr. Knapp is also a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest and Cablecom, a Swiss company which is an indirect wholly-owned subsidiary of NTL Incorporated.

      John Gregg has been a Director of the General Partner since February 21, 2002. He has been the NTL’s Chief Financial Officer since June 1999 and Vice President of Corporate Development since August of 1996. He joined NTL in 1994 as Managing Director of Corporate Development. He is Vice Chairman and a director of Virgin Net, a joint venture between NTL and Virgin Communications Group, a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest, a director of iesy Hessen GmbH, a German company in which NTL holds a 32.5% interest and a director of Noos S.A., in which NTL owns a 27% interest. Mr. Gregg is also a director of Two Way TV, an interactive programming company. Prior to his employment by NTL, Mr. Gregg was employed by Golder, Thoma & Cressey, a venture capital firm.

      Robert Mackenzie has been the Company Secretary of the General Partner since May 30, 2000. He joined International CableTel in 1993, which was subsequently acquired by NTL and is now the Group Legal Director. Prior to joining NTL he worked for Theodore Goddard as a Solicitor in the corporate finance department between 1988 and 1993. He graduated in law from King’s College, University of London.

PART III

Item 11.	Executive Compensation

      The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by NTL and its affiliates and, pursuant to the terms of the Partnership’s limited partnership agreement, the cost of such employment is charged by NTL and its affiliates to the Partnership as a direct reimbursement item. See Item 13.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      No person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

Item 13.	Certain Relationships and Related Transactions

      The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership and as disclosed in the prospectuses for the Partnership’s public offerings. The General Partner believes that the terms of such transactions, which are set forth in the Partnership’s limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm’s-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

      An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/ telephony system, this consulting fee was 2 percent of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5 percent of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership for the year ended December 31, 2001 totaled $1,528,773.

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

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 2001 amounted to $102,099.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)     (1) Financial Statements

See index to financial statements at page F-1 for the list of financial statements.

      (2)     Financial Statement Schedule

None

      (3)     Exhibits

See Exhibit Index on page 27.

      (b)     Reports on Form 8-K

The Partnership has not filed a report on Form 8-K during the last fiscal quarter of the period for which this Form 10-K is filed.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership dated December 31, 1991*
3.2	Amendment to the Certificate of Limited Partnership dated January 31, 1995*
4.1	Limited Partnership Agreement dated December 31, 1991**
4.2	Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992*

*	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995

**	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Form S-1, filed on May 6, 1993 (File No. 33-48400)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM
FUND, LTD.
a Colorado limited partnership

By: Fawnspring Limited,
its General Partner

By:	/s/ BARCLAY KNAPP

Barclay Knapp
Director of Fawnspring Limited

DIRECTORS OF FAWNSPRING LIMITED

By:	/s/ BARCLAY KNAPP

Barclay Knapp
Director of Fawnspring Limited

By:	/s/ JOHN GREGG

John Gregg
Director of Fawnspring Limited

Date:     April 18, 2002

FORM 10K — ITEM 14(a)(1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001, and 2000
and for the Years Ended December 31, 2001, 2000, and 1999

REPORT OF INDEPENDENT AUDITORS’

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

      We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, partners’ capital/(deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that South Hertfordshire United Kingdom Fund, Ltd. will continue as a going concern. As more fully described in Note 2, the Partnership has incurred recurring operating losses and negative operating cash flows, and has a working capital deficiency. Without further capital injections from the Limited Partners, the Partnership is reliant upon the continuing support from NTL Incorporated and certain of its subsidiaries (“NTL”). NTL’s substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated access to NTL’s historic sources of capital. NTL has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of NTL’s creditors and preferred stockholders. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. The plans of NTL’s management in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

London, England

April 15, 2002

INDEPENDENT AUDITORS’ REPORT

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

      We have audited the accompanying consolidated statements of operations, comprehensive income, partners’ capital and cash flows of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated statements of operations, comprehensive income, partners’ capital and cash flows to above present fairly, in all material respects, the results of operations and cash flows for South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary for the year ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

ARTHUR ANDERSEN

London, England

March 30, 2000

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

ASSETS
Plant, property and equipment (net of accumulated depreciation and amortization of $51,716,191 and $37,994,401 at December 31, 2001 and 2000 respectively)	$58,962,082	$70,066,182
Other assets	205,766	300,080

Total assets	$59,167,848	$70,366,262

LIABILITIES AND PARTNERS’ (DEFICIT)/CAPITAL
Current liabilities
Accounts payable to affiliates and related parties	$58,145,703	$32,690,227
Accrued liabilities	453,662	362,125
Current installments on loan facility	—	7,206,138

Total current liabilities	58,599,365	40,258,490
Long-term debt	—	14,412,275

Total liabilities	58,599,365	54,670,765

MINORITY INTERESTS	739,160	5,645,599
PARTNERS’ (DEFICIT)/CAPITAL
General Partner —
Contributed capital	1,000	1,000
Accumulated deficit	(490,488)	(391,799)

	(489,488)	(390,799)

Limited Partners —
Net contributed capital (56,935 units outstanding at December 31, 2001 and 2000)	48,817,997	48,817,997
Accumulated deficit	(48,277,123)	(38,506,948)

	540,874	10,311,049

Accumulated comprehensive (loss)/income	(222,063)	129,648

Total (deficit)/capital	(170,677)	10,049,898

TOTAL LIABILITIES AND PARTNERS’ (DEFICIT)/CAPITAL	$59,167,848	$70,366,262

The accompanying notes are an integral part of these consolidated balance sheets.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2001	2000	1999

REVENUES	$28,354,653	$26,310,898	$28,345,316
COSTS AND EXPENSES
Cost of goods sold (exclusive of items shown separately below)	(12,277,725)	(10,366,295)	(10,837,197)
Selling, general and administrative	(253,634)	(99,892)	(224,211)
Management fees and allocated overhead from the General Partner	(11,901,237)	(13,128,873)	(10,447,802)
Depreciation and amortization	(14,629,055)	(4,759,437)	(6,279,976)

OPERATING (LOSS)/ INCOME	(10,706,998)	(2,043,599)	556,130
OTHER EXPENSE
Interest expense (interest payable to related parties amounted to $1,228,360, $1,075,982 and $886,671 in 2001, 2000 and 1999, respectively)	(1,577,428)	(3,217,052)	(3,322,569)
Restructuring costs	(2,307,942)	—	—

NET LOSS BEFORE MINORITY INTERESTS	(14,592,368)	(5,260,651)	(2,766,439)
Minority interests	4,723,504	1,665,805	797,107

NET LOSS	(9,868,864)	(3,594,846)	(1,969,332)

ALLOCATION OF NET LOSS (Note 1)
General Partner	$(98,689)	$(35,948)	$(19,693)
Limited Partners	$(9,770,175)	$(3,558,898)	$(1,949,639)

NET LOSS	$(9,868,864)	$(3,594,846)	$(1,969,332)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(171.60)	$(62.51)	$(34.24)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	56,935	56,935	56,935

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31

	2001	2000	1999

NET LOSS	$(9,868,864)	$(3,594,846)	$(1,969,332)
Foreign currency translation adjustments	(351,711)	(1,143,736)	(463,556)

COMPREHENSIVE LOSS	$(10,220,575)	$(4,738,582)	$(2,432,888)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF (DEFICIT)/CAPITAL

	Years Ended December 31,

	2001	2000	1999

GENERAL PARTNER:
Balance, beginning of year	$(390,799)	$(354,851)	$(335,158)
Net loss for year	$(98,689)	(35,948)	(19,693)

Balance, end of year	$(489,488)	$(390,799)	$(354,851)

LIMITED PARTNERS:
Balance, beginning of year	$10,311,049	$13,869,947	$15,819,586
Net loss for year	(9,770,175)	(3,558,898)	(1,949,639)

Balance, end of year	$540,874	$10,311,049	$13,869,947

Accumulated comprehensive income/ (loss)	(222,063)	129,648	1,273,384

Total (deficit)/ capital	$(170,677)	$10,049,898	$14,788,480

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,868,864)	$(3,594,846)	$(1,969,332)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	(4,723,504)	(1,665,805)	(797,107)
Depreciation and amortization	14,629,055	4,759,437	6,279,976
Change in operating assets and liabilities
Decrease in other assets	94,314	83,527	65,641
Increase in accounts payable to affiliates and related parties	26,108,536	13,332,685	2,428,123
Increase in accrued liabilities	91,537	177,000	9,346

Net cash provided by operating activities	26,331,074	13,091,998	6,016,647

CASH FLOWS FROM INVESTING ACTIVITIES
Construction payments for cable television/ telephony system	(5,398,631)	(8,036,361)	(3,355,383)

Net cash used in investing activities	(5,398,631)	(8,036,361)	3,355,383

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in loans	(20,919,270)	(5,275,848)	(2,181,651)
Principal payments under capital leases	—	(33,411)	(280,982)

Net cash used in financing activities	(20,919,270)	(5,309,259)	(2,462,633)

Increase/ (decrease) in cash and cash equivalents before exchange rate changes	13,173	(253,622)	198,631
Effect of exchange rate changes on cash	(13,173)	(19,567)	(1,779)

Net (decrease)/ increase in cash and cash equivalents	—	(273,189)	196,852
Cash and cash equivalents, beginning of year	—	273,189	76,337

Cash and cash equivalents, end of year	—	—	273,189

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$261,886	$2,070,948	$2,329,509

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Partners’ Interests

     Formation and Business

      South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), a Colorado limited partnership, was formed on December 23, 1991, pursuant to a public offering. The Partnership was formed to acquire, construct, develop, own and operate cable television/ telephony systems in the United Kingdom. Fawnspring Limited, a UK corporation (“Fawnspring”), a subsidiary of NTL (CWC), is the general partner of the Partnership (the “General Partner”). The indirect parent of the General Partner of the Partnership is NTL Incorporated (“NTL” Incorporated” and together with its consolidated subsidiaries, “NTL”).

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

     Contributed Capital

      The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of (Deficit)/ Capital. No existing partner is obligated to make any additional contributions to partnership capital.

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

      The profits and losses allocated to the Limited Partners and General Partner is the net profit or loss rather than the comprehensive income or loss. The net profit or loss does not take account of any foreign currency translation adjustments as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1 per cent of the net profit or loss to the General Partner. In the year ended December 31, 2001 the loss per Limited Partner unit amounted to $171.60.

     NTL (South Hertfordshire) Limited

      NTL (South Hertfordshire) Limited (formerly C&W Comms (South Herts) Limited) (“NTL South Herts”) is a United Kingdom corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. NTL South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London, England (the “South Herts System”).

      NTL South Herts is owned 66.7 percent by the Partnership and 33.3 percent by the General Partner, Fawnspring. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Liquidity and Ability to Continue Operations

     Recapitalization Process and Ability to Continue Operations

      In this Note 2, the “Partnership”, “we”, “us” and “our” refer to South Hertfordshire United Kingdom Fund, Ltd. and its consolidated subsidiary, NTL (South Herts) Limited, except where the context otherwise requires. The Partnership required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through issuances of limited partnership units and by borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Partnership’s substantial leverage, mean the Partnership does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under their credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL and the Partnership will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      These liquidity concerns raise substantial doubt about the Partnership’s ability to continue as a going concern in view of the Partnership’s dependency upon NTL.

      NTL needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt. On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL Incorporated announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with NTL’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current NTL preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the over indebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on certain of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

(3) Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from such estimates.

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

     Currency Exchange Rates

      For financial reporting purposes assets and liabilities of the Partnership’s foreign subsidiary, are translated at year-end rates, and income and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive (loss)/income in partners’ (deficit)/capital and in minority interests (for the portion attributable to the minority shareholders).

      Foreign currency transactions arising from normal trading activities are recorded in local currency at current exchange rates. Monetary assets and liabilities denominated in foreign currencies at the year-end are

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at the year-end exchange rate. Foreign currency gains and losses are credited or charged to the statement of operations as they arise.

     Property, Plant and Equipment

      Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 3-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenues from subscribers.

      Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been depreciated over varying lives of between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the General Partner’s estimate of the average life of customer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs which would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being depreciated over the remainder of their revised useful economic lives. The impact on depreciation expense in 2001 from the reduction in the useful economic life of these assets was $712,176.

      The assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

     Turnover and Revenue Recognition

      Turnover, which excludes United Kingdom value added tax, represents the amount receivable in respect of services provided to customers in each year and is recognized as follows:

Telephony	Revenue is recognized in respect of services provided to customers as the service is used. At the end of each quarter adjustments are recorded to defer revenue with respect to services invoiced in advance and to accrue for unbilled services.
CATV	Revenue is recognized in respect of services provided to customers as the service is used. At the end of each quarter adjustments are recorded to defer revenue with respect to services invoiced in advance and to accrue for unbilled services.
Rentals	Revenue is recognized in respect of line rentals and rental equipment provided to customers on a straight-line basis over the term of the rental agreement. At the end of each quarter adjustments are recorded to defer revenue with respect to rentals invoiced in advance and to accrue for unbilled rental income.
Installations	Installation fees are recognized as revenue whenever the cost of installations exceeds the installation fee. Where the installation fee exceeds the cost of installation, the installation fee is deferred and recognized as revenue over the expected life of the contract

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising expense

      Advertising expenses are expensed as incurred. Advertising costs were $774,835, $1,472,866 and $1,148,122 in 2001, 2000 and 1999, respectively.

     Current assets and liabilities

      Since May 2000, the current assets and liabilities of NTL South Herts have been managed by NTL. Books and records related to accounts receivable, accounts payable and deferred revenue are maintained by NTL. Pursuant to the arrangement between NTL and NTL South Herts contained in the letter of appointment and agreement, NTL South Herts has the legal right to offset amounts receivable from NTL against amounts payable to NTL. Consequently, the net balance payable by NTL South Herts to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements. Effective from June 2000, the bank accounts maintained by NTL South Herts were closed and a bank account maintained by NTL is used for cash transactions. Accordingly the net result from cash transactions is also included in accounts payable to affiliates and related parties.

(4) Transactions with the General Partner and Affiliated Entities

     Consulting and Management Fees

      An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2001, 2000 and 1999 were $1,528,773, $1,423,603 and $1,424,290 respectively. These amounts were expensed each year.

     Distribution Ratios and Reimbursement

      Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100 percent to the General Partner until any negative balance in its capital account is reduced to zero; 99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12 percent return; 100 percent to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

      The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2001, 2000 and 1999, reimbursement made by NTL South Herts and the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $10,766,997, $11,705,270 and $8,999,513 respectively.

      The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 2001, 2000 and 1999, interest on deferred fees of $1,126,261, $978,761 and $802,205 respectively, was charged by an affiliate of the General Partner, and interest on advances of $102,099, $97,221 and $84,466 respectively, was charged by the General Partner.

(5) Restructuring Costs

      The restructuring charge for the year ended 31 December 2001 relates to NTL’s announcements that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The provision allocated to NTL (South Herts) includes employee severance and related costs of $1.4 million and $0.9 million of contract termination and lease exit costs.

(6) Plant, Property & Equipment

      Plant, property and equipment consists of (in $000’s):

	Estimated	December 31,	December 31,
	Useful Life	2001	2000

Cable network & other electronic equipment	3-40 Years	103,096,046	100,413,461
Freehold buildings	40 Years	3,284,583	3,357,485
Office equipment and other fixed assets	3-10 Years	3,099,388	3,080,323

Total Operating Equipment		109,480,017	106,851,269
Construction in progress		1,198,256	1,209,314

		110,678,273	108,060,583
Accumulated depreciation		(51,716,191)	(37,994,401)

		58,962,082	70,066,182

(7) Financing

     NTL South Herts

      On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was cancelled and the facility reduced to £20,000,000.

      The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The facility was divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches could not exceed £20,000,000. Amounts drawn down under Facility A bore interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of £20,000,000 was subject to certain conditions and amounts drawn down under Facility B bore interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of NTL South Herts. The amount outstanding under the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility at December 31, 2000 was £14,475,500 and this amount was all drawn under Facility B. The facility was repayable in equal quarterly installments ending on December 31, 2003. At December 31, 2000, the sterling LIBOR was 5.90%.

      The facility was repaid in full with funding from NTL on February 21, 2001. Thereafter, NTL South Herts is reliant upon the support of NTL to continue its operations as a going concern. Such support may not continue, at least in the short term (see Note 2).

      The South Herts Credit Agreement contained various covenants including financial covenants such as a cumulative revenue test, bank debt ratio, interest cover ratio, a fixed charges ratio and a pro-forma debt service ratio and other covenants such as restrictions on disposals and on the creation of indebtedness and encumbrances. The South Herts Credit Agreement also included a restriction on the payment of dividends which provided that dividends or distributions in respect of its issued share capital and payments in respect of certain intercompany loans could not be made prior to December 31, 1997. Such payments were permitted thereafter only if the bank debt ratio for the previous two accounting quarters was less than 5.5:1 and no event of default or potential event of default had occurred and continued at such time and the payment of such dividend or distribution did not give rise to an event of default or potential default.

      The South Herts Credit Agreement contained certain events of default including non-payment of amounts due under the South Herts Credit Agreement, breaches of representations and covenants (including financial ratios) contained in the South Herts Credit Agreement, cross-default to certain other indebtedness of NTL South Herts, certain bankruptcy and insolvency events and certain changes of ownership.

      The obligations of NTL South Herts under the South Herts Credit Agreement were secured by first fixed and floating charges over all of the assets of NTL South Herts. In addition, there was a pledge of all of the share capital of NTL South Herts given by NTL (CWC) and the Partnership as additional security for the facility.

(8) Income Taxes

      Income taxes have not been recorded in the accompanying consolidated financial statements because net income and losses of the Partnership accrue directly to the partners and the Partnership and its United Kingdom subsidiary, NTL South Herts, have incurred net operating losses. The Partnership’s tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification as such, or in changes with respect to the Partnership’s recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

      United Kingdom profits (comprising income and gains) of NTL South Herts will be subject to United Kingdom corporation tax. However corporations are able to carry forward losses from operations to be offset against subsequent profits for the same operations.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	2001	2000

Deferred tax liabilities:
Depreciation	$2,890,447	$8,028,357

Total deferred tax liabilities	2,890,447	8,028,357

Deferred tax assets:
Short term timing differences	893,162	—
Net operating loss carryforward	9,790,823	12,709,932
Valuation allowance	(7,793,538)	(4,681,575)

Net deferred tax assets	2,890,447	8,028,357

Net deferred tax liability	—	—

      At December 31, 2001 NTL South Herts has UK net operating loss carry forwards of approximately $47.5 million. The UK net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance for a portion of the net operating loss carry forwards due to uncertainty regarding realizability.

(9) Impact of New Pronouncements

      Effective January 1, 2001, the Partnership and NTL South Herts adopted FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations. There were no derivative instruments outstanding at December 31, 2000, therefore the adoption of this standard had no effect on the financial position or results of operations.

      In June 2001, FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity investments no longer be amortized.

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001.

      The Partnership and NTL South Herts will adopt FAS 141, FAS 142 and 144 beginning in the first quarter of 2002. Upon adoption, it is expected that there will be no impact on their financial position or results of operations.