Form 10-Q
period 2002-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2002-07-02
CIK 857957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 0-19889

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

Exact name of registrant as specified in charter

Colorado	84-1145140

State of organization	I.R.S. employer I.D.#

NTL House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England

Address of principal executive office

011 44 1256 752000

Registrant’s telephone number

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
(A Limited Partnership)

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2002	2001

	(unaudited)	(see note)
ASSETS

Plant, property and equipment (net of accumulated depreciation and amortization of $52,503,303 and $51,716,191 at March 31, 2002 and December 31, 2001, respectively)	$56,491,485	$58,962,082

Other assets	149,625	205,766

Total assets	$56,641,110	$59,167,848

LIABILITIES AND PARTNERS’ (DEFICIT)

Current Liabilities

Accounts payable to affiliates and related parties	$56,753,962	$58,145,703

Accrued liabilities	208,787	453,662

Total current liabilities	56,962,749	58,599,365

MINORITY INTERESTS	480,005	739,160

PARTNERS’ (DEFICIT)

General Partner-

Contributed capital	1,000	1,000

Accumulated deficit	(496,451)	(490,488)

	(495,451)	(489,488)

Limited Partners-

Net contributed capital (56,935 units outstanding at March 31, 2002 and December 31, 2001)	48,817,997	48,817,997

Accumulated deficit	(48,867,425)	(48,277,123)

	(49,428)	540,874

Accumulated comprehensive loss	(256,765)	(222,063)

Total partners’ deficit	(801,644)	(170,677)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$56,641,110	$59,167,848

Note: The balance sheet at December 31, 2001 has been derived from audited financial statements at that date

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,

	2002	2001

REVENUES	$7,198,950	$7,023,325

COSTS AND EXPENSES

Cost of goods sold (exclusive of items shown separately below)	(2,920,433)	(3,166,926)

Selling, general and administrative	(54,726)	(35,494)

Management fees and allocated overhead from the General Partner	(2,886,734)	(3,323,273)

Depreciation and amortization	(1,825,099)	(9,298,580)

OPERATING LOSS	(488,042)	(8,800,948)

OTHER EXPENSE

Interest expense (interest payable to related parties amounted to $334,783 and $290,993 for the three months ended March 31, 2002 and 2001)	(357,557)	(578,208)

NET LOSS BEFORE MINORITY INTERESTS	(845,599)	(9,379,156)

Minority interests	249,332	3,100,844

NET LOSS	$(596,267)	$(6,278,312)

ALLOCATION OF NET LOSS

General Partner	$(5,963)	$(62,783)

Limited Partners	$(590,304)	$(6,215,529)

NET LOSS	$(596,267)	$(6,278,312)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(10.37)	$(109.17)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	56,935	56,935

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended
	March 31,

	2002	2001

NET LOSS	$(596,267)	$(6,278,312)

Foreign currency translation adjustments	(52,089)	(279,136)

COMPREHENSIVE LOSS	$(648,356)	$(6,557,448)

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(596,267)	$(6,278,312)

Adjustments to reconcile net loss to net cash provided by operating activities

Minority interests	(249,332)	(3,100,844)

Depreciation and amortization	1,825,099	9,298,580

Change in operating assets and liabilities

Decrease in prepaid expenses and other assets	52,639	53,244

(Decrease) / increase in accounts payable to affiliates and related parties	(83,039)	22,245,749

(Decrease) / increase in accrued liabilities	(244,875)	13,000

Net cash provided by operating activities	704,225	22,231,417

CASH FLOWS FROM INVESTING ACTIVITIES

Construction payments for cable television/telephony system	(704,225)	(1,006,242)

Net cash used in investing activities	(704,225)	(1,006,242)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in loans	—	(21,225,175)

Net cash used in financing activities	—	(21,225,175)

Decrease in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$—	$265,220

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1    Basis of Presentation

The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), including the notes thereto, for the year ended December 31, 2001 included in its Annual Report on Form 10-K. The financial information included herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at March 31, 2002 and its results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. Results of operations for the period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year ending December 31, 2002. As a result of the Partnership’s ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”), for accounting purposes the Company has been consolidated with the Partnership’s operations.

2    Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, the ultimate parent of Fawnspring Ltd., the Partnership’s general partner, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. (NTL and its consolidated subsidiaries hereinafter referred to as “NTL”) filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Incorporated’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Partnership required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through issuances of limited partnership units and by borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Partnership’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As of March 31, 2002, NTL Incorporated had approximately $622.7 million in cash, cash equivalents and marketable securities on hand and, in April 2002, received approximately $306 million net cash proceeds from the sale of its Australian business. NTL may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process. NTL believes that cash, cash equivalents and marketable securities on hand at March 31, 2002, the cash received from the sale of NTL

Australia and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL Incorporated announced that NTL had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of lending banks. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota; National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research co.; Mackay Shields LLC; SAB Capital Management LP; and W.R. Huff Asset Management Co. LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL Incorporated would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL Incorporated and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% convertible subordinated notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Incorporated’s subsidiaries, Diamond Holdings Limited and NTL (Triangle) LLC, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed of quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

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

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non- payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL, is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and under NTL’s Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debts, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on certain of NTL’s public debt to D from CCC–, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL Delaware loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

The Partnership

The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, it is currently intended that the Partnership’s uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership’s annual audit and periodic regulatory filings and general administration). As of December 31, 2001 the Partnership had current liabilities of $2,255,487 of which $1,801,825 was owing to NTL group companies, and consolidated current liabilities of $58,599,365, of which $58,145,703 was owing to NTL group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that NTL South Herts will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. It is unlikely that NTL will provide funds to NTL South Herts at least in the short term. As a result, NTL South Herts may not be able to continue operations as a going concern.

Fawnspring Limited, the general partner of the Partnership (the “General Partner”), does not currently plan to make any distribution of funds at least until the accumulated losses attributed to the limited partners has been offset by gains attributable to the limited partners.

Financing

On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was cancelled and the facility reduced to £20,000,000.

The obligations of NTL South Herts under the South Herts Credit Agreement were secured by fixed and floating charges over all of the assets of NTL South Herts. In addition, there is a pledge of all of the share capital of NTL South Herts given by BCM and the Partnership as additional security for the facility. Drawdowns of £19.3 million have occurred under the South Herts Credit Agreement since April 1995, partly to repay the temporary loans made to NTL South Herts by BCM since November 1994. The facility was repaid in full on February 21, 2001.

3    Investment in Subsidiary

The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”). At March 31, 2002, there were approximately 94,000 homes in the franchise area, of which approximately 97% had been passed by the South Herts System.

The Company is owned 66.7 percent by the Partnership and 33.3 percent by NTL (CWC) Limited. The General Partner is an indirect wholly owned subsidiary of NTL. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

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

4    Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended March 31, 2002 and 2001 were $359,947 and $371,270 respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

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

The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2002 and 2001, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,512,702 and $3,323,273 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2002 and 2001,interest on deferred fees of $309,777 and $266,395 respectively, was charged by an affiliate of the General Partner, and interest on advances of $26,345 and $24,598 respectively, was charged by the General Partner.

5    Plant, Property and Equipment (need to say how fair value would be determined – see SEC comment letter)

         Plant, property and equipment consists of (in $000’s):

	Estimated	March 31,	December 31,
	Useful Life	2002	2001

Cable network & other electronic equipment	3-40 Years	101,018,956	103,096,046

Freehold buildings	40 Years	3,218,408	3,284,583

Office equipment and other fixed assets	3-10 Years	3,053,325	3,099,388

Total Operating Equipment		107,290,689	109,480,017

Construction in progress		1,000,319	1,198,256

		108,291,008	110,678,273

Accumulated depreciation		(52,491,434)	(51,716,191)

		55,799,574	58,962,082

6    Financing

On April 18, 1995 the Company entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was canceled and the facility reduced to £20,000,000.

The outstanding facility of £14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. Thereafter, NTL South Herts is reliant upon the support of NTL to continue its operations as a going concern. Such support may not continue, at least in the short term (see Note 2).

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On May 8, 2002, NTL Incorporated, the ultimate parent of Fawnspring Ltd., the Partnership’s general partner, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. (NTL and its consolidated subsidiaries hereinafter referred to as “NTL”) filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Incorporated’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Partnership required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through issuances of limited partnership units and by borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Partnership’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As of March 31, 2002, NTL Incorporated had approximately $622.7 million in cash, cash equivalents and marketable securities on hand and, in April 2002, received approximately $306 million net cash proceeds from the sale of its Australian business. NTL may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process. NTL believes that cash, cash equivalents and marketable securities on hand at March 31, 2002, the cash received from the sale of NTL Australia and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL Incorporated announced that NTL had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of lending banks. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota; National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research co.; Mackay Shields LLC; SAB Capital Management LP; and W.R. Huff Asset Management Co. LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL Incorporated would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL Incorporated and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% convertible subordinated notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Incorporated’s subsidiaries, Diamond Holdings Limited and NTL (Triangle) LLC, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed of quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

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

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non- payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL, is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and under NTL’s Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debts, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on certain of NTL’s public debt to D from CCC–, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL Delaware loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

The Partnership

The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, it is currently intended that the Partnership’s uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership’s annual audit and periodic regulatory filings and general administration). As of December 31, 2001 the Partnership had current liabilities of $2,255,487 of which $1,801,825 was owing to NTL group companies, and consolidated current liabilities of $58,599,365, of which $58,145,703 was owing to NTL group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that NTL South Herts will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. It is unlikely that NTL will provide funds to NTL South Herts at least in the short term. As a result, NTL South Herts may not be able to continue operations as a going concern.

The General Partner does not currently plan to make any distribution of funds at least until the accumulated losses attributed to the limited partners has been offset by gains attributable to the limited partners.

Financing

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

Condensed Consolidated Statement of Cash Flows

Net cash provided by operating activities amounted to $704,225 and $22,231,417 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities amounted to $704,225 and $1,006,242 for the three months ended March 31, 2002 and 2001. In addition repayments of the principal on the loan amounted to $nil compared to $21,225,175 in 2001.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Revenues of the Partnership increased by $175,625 for the three months ended March 31, 2002, from $7,023,325 over the corresponding period in 2001 to $7,198,950 in 2002. The increase in revenue resulted principally from an increase in the number of digital customers served by the South Herts System. At March 31, 2002, the Company served 20,429 digital customers compared with 14,163 digital customers at March 31, 2001. Also, during 2001, NTL South Herts launched its broadband internet access service and at March 31, 2002 had 2,241 broadband customers. NTL South Herts intends to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows NTL South Herts to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve its results as it reduces costs.

Cost of goods sold decreased $246,493 for the three months ended March 31, 2002, from $3,166,926 over the corresponding period in 2001 to $2,920,433 in 2002. Costs of goods sold have reduced due to efficiencies and costs reductions achieved by NTL.

Selling, general and administrative expenses amounted to $54,726 for the three months ended March 31, 2002, compared to $35,494 over the corresponding period in 2001.

Management fees and allocated overhead from the General Partner decreased by $436,539 for the three months ended March 31, 2002, from $3,323,273 over the corresponding period in 2001 to $2,886,734 in 2002. Management fees and allocated overhead from the General Partner have reduced due to efficiencies and cost reductions achieved by NTL.

Depreciation and amortization expense decreased $7,473,481 for the three months ended March 31, 2002, from $9,298,580 over the corresponding period in 2001 to $1,825,099 in 2002. The reduction results from the adjustment of $8 million in the quarter ended March 31, 2001 following the review of the book value and useful economic lives of customer installation costs and cable converter costs upon the acquisition by NTL of the Company in May 2000. Previously, these costs had been depreciated over varying lives between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the General Partner’s estimate of the average life of customer connection. This represented a change in accounting estimate and resulted in an adjustment of $8 million in the quarter ended March 31, 2001 relating to those costs which would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are depreciated over the remainder of their revised useful economic lives. The increase in depreciation in the quarter ended March 31, 2002 of the reduction in the useful economic lives of these assets was $79,782.

Interest expense decreased by $220,651 for the three months ended March 31, 2002, from $578,208 over the corresponding period in 2001 to $357,557 in 2002. The decrease in interest expense is due to the repayment of the loan facility on February 21, 2001. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

The net loss decreased by $5,682,045 for the three months ended March 31, 2002, from a loss of $6,278,312 over the corresponding period in 2001 to a loss of $596,267 in 2002. The decrease over the three-month period to March 31, 2002 compared to 2001 is principally due to the increased depreciation charge in the quarter ended March 31, 2001, which resulted from the shortening of the asset lives of certain network assets of NTL South Herts.

Risk Factors

The Partnership is dependent upon receipt of sufficient funds from its subsidiary or the parent companies of its general partner to meets its obligations. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide the Partnership with cash in the futures, at least in the short term.

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

We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and its credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002 NTL filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, NTL filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. NTL may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of NTL’s creditors.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors. The proposed recapitalization plan will be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the United States bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from NTL’s creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL’s business would be eroded to the detriment of some or all its stakeholders.

Despite an agreement in principal between NTL and its prospective lenders under the DIP facility, there can be no assurance that a definitive agreement will be reached which may adversely affect reorganized NTL’s ability to access sufficient liquidity to continue ordinary operations.

Despite an agreement in principal between NTL and the prospective lenders under the DIP facility, GE Capital, one of the lenders under NTL Incorporated’s working capital facility, and Wilmington Trust Company, the trustee, have objected to the terms of the DIP Facility. There can be no assurance that a definitive agreement will be reached with the prospective lenders or that the objections by Wilmington Trust Company and GE Capital will not continue to delay or prevent the entering by the U.S. trustee of the final order approving the terms of the DIP facility as it is currently drafted. Failure to reach an agreement or obtain a final order may have an adverse affect on NTL’s ability to access sufficient liquidity to continue ordinary operations.

NTL is in default under our credit facilities.

Before NTL could commence negotiations with the unofficial committee of its noteholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of NTL’s credit facilities with respect to the missed interest payments on April 1, 2002. In addition, NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under its UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under the credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if such indebtedness is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security.

NTL did not pay interest due on some of its outstanding notes on April 1, 2002, April 15, 2002 and May 15, 2002, and NTL does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees due on April 1, 2002, April 15, 2002 and May 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filing, this debt is immediately due and payable.

NTL has no current ability to borrow under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. If that facility is not refinanced or Cablecom cannot be sold, the Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom would be unable to repay the facility which would have a material adverse effect on its business.

Neither the Partnership nor NTL South Herts currently has any credit facilities.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, its Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation. For example, one of NTL’s key strategies is to increase its penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on NTL’s brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

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

Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to service its debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

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

Failure to successfully market broadband to our existing consumer client base will adversely impact our revenue and results of operations.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing consumer client base. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

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

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers and directors which were commenced by seven of its purported security holders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Although three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged if the proposed recapitalization plan is confirmed by the bankruptcy court. The claims arising out of the suits against the individual officers and directors remain and will not be discharged under the recapitalization plan. Defense of such suits may divert these officers’ or directors’ time and resources from managing the operations of NTL’s business. If these officers and directors spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $7,480 for the period ended March 31, 2002. The South Herts Credit Agreement was repaid in full with interest free funding from NTL on February 21, 2001 which eliminates all interest rate risk to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

None

b)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership

BY:	FAWNSPRING LIMITED Its General Partner

BY:	/S/ Barclay Knapp

Barclay Knapp Director 2 July, 2002.

BY:	/S/ John Gregg

John Gregg Director 2 July, 2002.