Form 10-Q
period 2002-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2002-08-19
CIK 857957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________to__________

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

The number of limited partnership units of the registrant outstanding as of June 30, 2002 was 56,935.

TABLE OF CONTENTS

Part I Financial Information
Item I Financial Statements
UNAUDITED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1 Basis of Presentation
2 Recapitalization Process and Ability to Continue Operations
3 Investment in Subsidiary
4 Transactions with Affiliated Parties
5 Plant, Property and Equipment
6 Financing
Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-99.1: CERTIFICATION OF CEO AND CFO

Part I Financial Information

Item I Financial Statements

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited	December
	June 30,	31,
	2002	2001

		(see note)
ASSETS

Plant, property and equipment (net of accumulated depreciation and amortization of $57,942,086 and $51,716,191 at June 30, 2002 and December 31, 2001, respectively)	$58,959,183	$58,962,082

Other assets	137,205	205,766

Total assets	$59,096,388	$59,167,848

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities

Accounts payable to affiliates and related parties	$59,902,276	$58,145,703

Accrued liabilities	221,787	453,662

Total current liabilities	60,124,063	58,599,365

MINORITY INTERESTS	303,324	739,160

PARTNERS’ DEFICIT

General Partner-

Contributed capital	1,000	1,000

Accumulated deficit	(502,257)	(490,488)

	(501,257)	(489,488)

Limited Partners-

Net contributed capital (56,935 units outstanding at June 30, 2002 and December 31, 2001)	48,817,997	48,817,997

Accumulated deficit	(49,442,205)	(48,277,123)

	(624,208)	540,874

Accumulated comprehensive loss	(205,534)	(222,063)

Total partners’ deficit	(1,330,999)	(170,677)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$59,096,388	$59,167,848

Note: The balance sheet at December 31, 2001 has been derived from audited financial statements at that date

         See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES	$7,212,269	$7,030,445	$14,413,321	$14,056,685

COSTS AND EXPENSES

Cost of goods sold (exclusive of items shown separately below)	(2,680,064)	(2,945,773)	(5,604,395)	(6,110,793)

Selling, general and administrative	(131,565)	(33,069)	(186,291)	(68,563)

Management fees and allocated overhead from the General Partner	(3,084,218)	(3,640,794)	(5,969,412)	(6,969,953)

Depreciation and amortization	(1,718,302)	(1,755,198)	(3,545,295)	(10,949,231)

OPERATING LOSS	(401,880)	(1,344,389)	(892,072)	(10,041,855)

OTHER EXPENSE

Interest expense (interest payable to related parties amounted to $693,059 and $587,046 for the six months ended June 30, 2002 and 2001)	(357,031)	(295,880)	(693,059)	(848,566)

Other	(21,932)	(21,381)	(43,321)	(43,376)

NET LOSS BEFORE MINORITY INTERESTS	(780,843)	(1,661,650)	(1,628,452)	(10,933,797)

Minority interests	202,268	529,086	451,601	3,594,260

NET LOSS	$(578,575)	$(1,132,564)	$(1,176,851)	$(7,339,537)

ALLOCATION OF NET LOSS

General Partner	$(5,786)	$(11,326)	$(11,769)	$(73,395)

Limited Partners	$(572,789)	$(1,121,238)	$(1,165,082)	$(7,266,142)

NET LOSS	$(578,575)	$(1,132,564)	$(1,176,851)	$(7,339,537)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(10.06)	$(19.69)	$(20.46)	$(127.62)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	56,935	56,935	56,935	56,935

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

NET LOSS	$(578,575)	$(1,132,564)	$(1,176,851)	$(7,339,537)

Foreign currency translation adjustments	51,231	(250,365)	16,529	(529,501)

COMPREHENSIVE LOSS	$(527,344)	$(1,382,929)	$(1,160,322)	$(7,869,038)

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,176,851)	$(7,339,537)

Adjustments to reconcile net loss to net cash provided by operating activities

Minority interests	(451,601)	(3,594,260)

Depreciation and amortization	3,545,295	10,949,231

Change in operating assets and liabilities

Decrease / (increase) in prepaid expenses and other assets	74,571	(19,124)

(Decrease) / increase in accounts payable to affiliates and related parties	(712,252)	23,218,440

(Decrease) / increase in accrued liabilities	(231,875)	151,000

Net cash provided by operating activities	1,047,287	23,365,750

CASH FLOWS FROM INVESTING ACTIVITIES

Construction payments for cable television/telephony system	(1,047,287)	(2,436,710)

Net cash used in investing activities	(1,047,287)	(2,436,710)

CASH FLOWS FROM FINANCING ACTIVITIES

(Decrease) in loans	—	(20,929,040)

Net cash used in financing activities	—	(20,929,040)

Decrease in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	—	—

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	—	—

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1 Basis of Presentation

The accompanying financial information should be read in conjunction with the financial statements of the South Hertfordshire United Kingdom Fund, Ltd, a Colorado limited partnership, (the “Partnership”), including the notes thereto, for the year ended December 31, 2001 included in its Annual Report on Form 10-K. The financial information included herein is unaudited. However, in the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnership at June 30, 2002 and its results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. Results of operations for the period ended June 30, 2002 are not necessarily indicative of results to be expected for the full year ending December 31, 2002. As a result of the Partnership’s ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”), for accounting purposes the Company has been consolidated with the Partnership’s operations.

2 Recapitalization Process and Ability to Continue Operations

In this Note 2, the “Partnership’’, “we’’, “us’’ and “our’’ refer to South Hertfordshire United Kingdom Fund, Ltd. and its consolidated subsidiary, NTL (South Herts) Limited, except where the context otherwise requires.

On May 8, 2002, NTL Incorporated (“NTL Incorporated”, and together with its consolidated subsidiaries, “NTL”), the ultimate parent of Fawnspring Limited, the general partner of the Partnership, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Partnership has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through cash flow from operations, issuances of limited partnership units and borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that were due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest on a series of its notes that was due on June 15, 2002. NTL also missed the interest payment due on June 15, 2002 with respect to Diamond’s 11-3/4% notes due 2005 and on August 1, 2002 with respect to the Diamond Holdings 10% notes due 2008 and 9-1/8% notes due 2008. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

         As of June 30, 2002, the Partnership had nil in cash, cash equivalents and marketable securities on hand and is reliant upon NTL to meet its liquidity needs. NTL may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL has obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the NTL’s emergence from Chapter 11. NTL estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

         Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

         On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

         Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers for, NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

         On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

         Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

         The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the plan is implemented NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

         The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. Under the Plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

         To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications

Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. The Partnership and NTL’s operating subsidiaries, including NTL South Herts, were not included in the Chapter 11 filing.

         On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

         On May 24, 2002, NTL Incorporated and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

         The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

DIP facility

         In connection with the proposed joint reorganization plan, certain members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL during the Chapter 11 process. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

         In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

         Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

         NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL

(Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

         Under the DIP facility agreement, Communications Cable Funding is the borrower, and all of the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

         Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

         On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

         A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

         Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL and/or Communications Cable Funding Corp. to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

         NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, and would rank senior to all current and future subordinated debt of the reorganized NTL.

         NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy some of the financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

         The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

         Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

         Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL

Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Incorporated’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

         Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland common stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A Warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

         Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

         The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. There can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

         Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

         Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

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

         Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

         Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

         The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

         At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

         Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

         The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

         Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

         NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make scheduled interest payments on the following due dates:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable

Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

         Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited.

         In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle (a non-debtor) and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

Interest Payments on Public Notes

         If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

         NTL Incorporated failed to declare or pay dividends due February 15, 2002 on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.0 million. In addition, on May 15, 2002, NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.2 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million and on June 30, 2002 of $38.0 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, March 26, 2002 of $24.1 million and June 30, 2002 of $42.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

         Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board.

         In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

         At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under NTL’s reorganization plan (if implemented) and pursuant to this pledge, NTL will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

         On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

         On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL Incorporated has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

         On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

         On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

Investments in and Loans to Affiliates

         On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant documents. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

         Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

         The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our results of operations, financial condition and cash flows.

3 Investment in Subsidiary

The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”). At June 30, 2002, there were approximately 94,000 homes in the franchise area, of which approximately 97% had been passed by the South Herts System.

The Company is owned 66.7 percent by the Partnership and 33.3 percent by NTL (CWC) Limited. The general partner of the Partnership is Fawnspring Limited (the “General Partner”), An indirect wholly owned subsidiary of ntl. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to ntl or to other affiliates.

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

4 Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended June 30, 2002 and 2001 were $367,380 and $380,003 respectively. Consulting fees paid or payable by the Company for the six months ended June 30, 2002 and 2001 were $741,612 and $751,547 respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

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

The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2002 and 2001, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,715,098 and $3,260,791 respectively. During the six months ended June 30, 2002 and 2001, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $5,227,800 and $6,218,406 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2002 and 2001, interest on deferred fees of $329,080 and $271,086 respectively, was charged by an affiliate of the General Partner, and interest on advances of $27,951 and $24,794 respectively, was charged by the General Partner. For the six months ended June 30, 2002 and 2001,interest on deferred fees of $638,763 and $537,654, respectively, was charged by an affiliate of the General Partner, and interest on advances of $54,296 and $49,392, respectively, was charged by the General Partner

5 Plant, Property and Equipment

         Plant, property and equipment consists of (in $000’s):

	Estimated	June 30,	December 31,
	Useful Life	2002	2001

Cable network & other electronic equipment	3-40 Years	109,178,214	103,096,046

Freehold buildings	40 Years	3,443,132	3,284,583

Office equipment and other fixed assets	3-10 Years	3,209,754	3,099,388

Total Operating Equipment		115,831,100	109,480,017

Construction in progress		1,070,169	1,198,256

		116,901,269	110,678,273

Accumulated depreciation		(57,942,086)	(51,716,191)

		58,959,183	58,962,082

Long-lived assets are renewed for impairment whenever events or changes in circumstances indicate that the carrying may not be recoverable. The fair value of the assets is determined by the sum of the expected future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the assets.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Key points concerning our current financial condition and NTL’s planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	NTL Communications Corp., a wholly-owned indirect subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated (NTL (Delaware), Inc. as co-obligor) also did not pay cash interest and related fees on a series of its notes that were due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest on a series of notes that was due on June 15, 2002.

•	NTL did not pay the interest payments due on June 15, 2002 with respect to Diamond’s 11-3/4% notes due 2005 and on August 1, 2002 with respect to Diamond Holdings’ 10% notes due 2008 and 9-1/8% notes due 2008.

•	In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited, and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. Neither the Partnership nor NTL South Herts were included in the Chapter 11 filings.

•	Under the proposed reorganization plan, NTL will be split into two companies, one holding all of its UK and Ireland assets, and the other holding various continental European and other assets.

•	Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications would receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock or to receive such cash in the recapitalization.

•	Common and preferred stockholders of NTL Incorporated, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of NTL UK and Ireland’s common stock. Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco.

•	Under the reorganization plan, NTL will convert approximately $10.9 of debt to equity, thereby reducing NTL UK and Ireland’s debt to approximately $5.8 billion (projected pro forma net debt as of September 1, 2002 as per the amended disclosure statement filed on July 15, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the reorganization plan, NTL Europe’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession financing in the principal amount of $630 million in an order dated July 3, 2002. The DIP facility was entered into on July 15, 2002.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved NTL’s amended disclosure statement.

•	The confirmation hearing in respect of the NTL’s second amended joint reorganization plan, filed with the Bankruptcy Court on July 15, 2002, has been scheduled for September 5, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Recapitalization Process and Ability to Continue Operations

         On May 8, 2002, NTL Incorporated (“NTL Incorporated”, and together with its consolidated subsidiaries, “NTL”), the ultimate parent of Fawnspring Limited, the general partner of the Partnership, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

         The Partnership has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through cash flow from operations, issuances of limited partnership units and borrowing from commercial banks and NTL. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

         In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that were due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest and related fees on a series of its notes that was due on June 15, 2002. NTL also missed the interest payment due on June 15, 2002 with respect to Diamond’s 11-3/4% notes due 2005 and on August 1, 2002 with respect to the Diamond Holdings 10% notes due 2008 and 9-1/8% notes due 2008. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

         As of June 30, 2002, the Partnership had nil in cash, cash equivalents and marketable securities on hand and is reliant upon NTL to meet its liquidity needs. NTL may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL has obtained a court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the NTL’s emergence from Chapter 11. NTL estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

         Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

         On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

         Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers for, NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

         On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

         Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

         The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the plan is implemented NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

         The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. Under the plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

         To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. The Partnership and NTL’s operating subsidiaries, including NTL South Herts, were not included in the Chapter 11 filing.

         On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

         On May 24, 2002, NTL Incorporated and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

         The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

DIP facility

         In connection with the proposed joint reorganization plan, certain members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL during the Chapter 11 process. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

         In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

         Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

         NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

         Under the DIP facility agreement, Communications Cable Funding is the borrower, and all of the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

         Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

         On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

         A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

         Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL and/or Communications Cable Funding Corp. to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

         NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, and would rank senior to all current and future subordinated debt of the reorganized NTL.

         NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy some of the financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

         The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

         Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

         Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Incorporated’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

         Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland common stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A Warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

         Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

         The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. There can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

         Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

         Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

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

         Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

         Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

         The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

         At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

         Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

         The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

         Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

         NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make scheduled interest payments on the following due dates:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

         Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited.

         In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle (a non-debtor) and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

Interest Payments on Public Notes

         If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

         NTL Incorporated failed to declare or pay dividends due February 15, 2002 on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.0 million. In addition, on May 15, 2002, NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.2 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million and on June 30, 2002 of $38.0 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, March 26, 2002 of $24.1 million and June 30, 2002 of $42.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

         Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board.

         In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

         At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under NTL’s reorganization plan (if implemented) and pursuant to this pledge, NTL will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

         On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

         On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL Incorporated has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

         On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

         On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

Investments in and Loans to Affiliates

         On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant documents. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

         Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

         The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our results of operations, financial condition and cash flows.

The Partnership

         The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, it is currently intended that the Partnership’s uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership’s annual audit and periodic regulatory filings and general administration). As of June 30, 2002 the Partnership had current liabilities of $2,476,823 of which $2,255,036 was owing to NTL group companies, and consolidated current liabilities of $60,124,063, of which $59,902,276 was owing to NTL group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that NTL South Herts will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. It is unlikely that NTL will provide funds to NTL South Herts at least in the short term. As a result, NTL South Herts may not be able to continue operations as a going concern.

Financing

         On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000, of availability was cancelled and the facility reduced to £20,000,000.

         The outstanding facility of £14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. Thereafter, NTL South Herts is reliant upon the support of NTL to continue its operations as a going concern. Such support may not continue, at least in the short term (see Note 2).

Condensed Consolidated Statement of Cash Flows

         Net cash outflow from operating activities amounted to $1,047,287 and $23,365,750 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities amounted to $1,047,287 and $2,436,710 for the six months ended June 30, 2002 and 2001. In addition repayments of the principal on the South Herts Credit Agreement amounted to $nil compared with $20,929,040 in 2001.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

         Revenues of the Partnership increased by $181,824 for the three months ended June 30, 2002, from $7,030,445 over the corresponding period in 2001 to $7,212,269 in 2002. Revenues of the Partnership increased by $356,636 for the six months ended June 30, 2002, from $14,056,685 over the corresponding period in 2001 to $14,413,321 in 2002. The increases in revenue resulted from an increase in the number of digital customers served by the South Herts System. At June 30, 2002, the Company served 20,297 digital customers compared with 16,303 digital customers at June 30, 2001. Also, during 2001, NTL South Herts launched its broadband internet access service and at June 30, 2002 had 2,940 broadband customers. NTL South Herts intends to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows NTL South Herts to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve its results as it reduces costs.

         Cost of goods sold decreased $265,709 for the three months ended June 30, 2002, from $2,945,773 over the corresponding period in 2001 to $2,680,064 in 2002. Cost of goods sold decreased $506,398 for the six months ended June 30, 2002, from $6,110,793 over the corresponding period in 2001 to $5,604,395 in 2002. Cost of goods sold has reduced due to efficiencies and cost reductions achieved by NTL.

         Selling, general and administrative expenses amounted to $131,565 for the three months ended June 30, 2002, compared to $33,069 over the corresponding period in 2001. Selling, general and administrative expenses amounted to $186,291 for the six months ended June 30, 2002, compared to $68,563 over the corresponding period in 2001. The increase in selling, general and administrative expenses is attributable to changes in the pound sterling/U.S. dollar exchange rate as certain costs of the partnership, including interest expense with respect to loans from affiliates of the general partner, are incurred in pounds sterling but reported in U.S. dollars. The Partnership incurred foreign currency gains of $36,237 and $70,049 for the three months ended June 30, 2001 and six months ended June 30, 2001, respectively, and foreign currency losses of $93,509 and $78,929 for the three months ended June 30, 2002 and six months ended June 30, 2002, respectively.

         Management fees and allocated overhead from the General Partner decreased by $556,576 for the three months ended June 30, 2002, from $3,640,794 over the corresponding period in 2001 to $3,084,218 in 2002. Management fees and allocated overhead from the General Partner decreased by $1,000,541 for the six months ended June 30, 2002, from $6,969,953 over the corresponding period in 2001 to $5,969,412 in 2002. Management fees and allocated overhead from the General Partner have reduced due to efficiencies and cost reductions achieved by NTL.

         Depreciation and amortization expense decreased $36,896 for the three months ended June 30, 2002, from $1,755,198 over the corresponding period in 2001 to $1,718,302 in 2002. Depreciation and amortization expense decreased $7,403,936 for the six months ended June 30, 2002, from $10,949,231 over the corresponding period in 2001 to $3,545,295 in 2002. The reduction results from the adjustment of $8 million in the quarter ended March 31, 2001 following the review of the book value and useful economic lives of customer installation costs and cable converter costs upon the acquisition by NTL of the Company in May 2000. Previously, these costs had been depreciated over varying lives between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the Partnership’s estimate of the average life of customer connection. This represented a change in accounting estimate and resulted in an adjustment of $8 million in the quarter ended March 31, 2001 relating to those costs which would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are depreciated over the remainder of their revised useful economic lives. The increase in depreciation in the quarter ended June 30, 2002 of the reduction in the useful economic lives of these assets was $81,114.

         Interest expense increased by $61,151 for the three months ended June 30, 2002, from $295,880 over the corresponding period in 2001 to $357,031 in 2002. Interest expense decreased by $155,507 for the six months ended June 30, 2002, from $848,566 over the corresponding period in 2001 to $693,059 in 2002. Overall, interest expense has reduced due to the repayment of the loan facility on February 21, 2001. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

         The net loss decreased by $553,989 for the three months ended June 30, 2002, from a loss of $1,132,564 over the corresponding period in 2001 to a loss of $578,575 in 2002. The net loss decreased by $6,162,686 for the six months ended June 30, 2002, from a loss of $7,339,537 over the corresponding period in 2001 to a loss of $1,176,851 in 2002. The reduction in the net loss over the period to June 30, 2002 compared to 2001 is principally due to efficiencies and cost reductions achieved by NTL and the adjustment to depreciation charge in the first quarter 2001 following the review of the asset lives of certain network assets of NTL South Herts.

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

We have limited liquidity and are dependent upon NTL to meet our liquidity requirements. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

         We have limited liquidity and are dependent upon NTL to meet our liquidity requirements. NTL does not currently have access to its historic sources of liquidity in the capital markets and its credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002 NTL filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, NTL filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan which has been distributed to stakeholders of NTL. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. We may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan is not assured as it will require the support of NTL’s creditors and preferred stockholders as well as other conditions including Court approval.

         The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to the Chapter 11 reorganization plan, once confirmed and consummated. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the United States Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of NTL’s creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

NTL is in default under its credit facilities.

         Before NTL could commence negotiations with the unofficial committee of its bondholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

         The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of the credit facilities with respect to the missed interest payments on April 1, 2002. In addition, NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under NTL’s credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security. Although a steering committee of NTL’s lenders has agreed in principle (on a non-legally binding basis) to the proposed recapitalization, there can be no assurance that they will not take such actions.

NTL did not pay interest due on some of its outstanding notes and does not plan to make future interest payments on most of its outstanding notes.

         NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees since prior to April 1, 2002. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

         As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filings, this debt is immediately due and payable.

NTL has no current availability to borrow under its existing credit facilities.

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

         Adverse publicity or news coverage regarding NTL’s financial condition, NTL’s Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase its penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on NTL’s brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

         In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

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

         We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to service its debt. The decrease in capital spending is in line with NTL’s current strategy of maximizing revenue from existing customers rather than increasing its customer base. In its consumer business in the UK, NTL expects subscriber numbers to decrease in 2002. The revenue NTL expects to result from its capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of NTL’s key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

         NTL has experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to its network. One of NTL’s biggest challenges as it has grown has been to limit customer churn and the successful implementation of its business plan depends upon a reduction in the percentage of customers that stop using its services. Factors contributing to increase of churn during 2001 included the continued integration of the ConsumerCo acquisition, the existence of multiple billing systems, the introduction of digital television and NTL’s decision to disconnect some of our poor paying customers.

         In order to reduce churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. NTL does not as yet have an integrated billing and operational platform.

         NTL’s ability to reduce churn could also be adversely affected by the successful launch of digital terrestrial television by BskyB and the BBC, who have recently successfully applied for licenses to furnish such a service.

         Another part of NTL’s strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize, we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing consumer client base will adversely impact our revenue and results of operations.

         A significant component of NTL’s strategy to increase average revenue per unit is to successfully market broadband products to its existing consumer client base. However, NTL believes that its triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of its competitors have substantially greater financial and technical resources than it does. If NTL is unable to charge prices for broadband services that are anticipated in its business plan in response to competition or if its competition delivers a better product to customers, our average revenue per unit and our results of operations will be adversely affected.

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

         The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, our investments in other new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

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

         The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged under the Bankruptcy Code if the proposed recapitalization plan is confirmed by the Bankruptcy Court. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the recapitalization plan is confirmed, but may be released pursuant to the terms of the plan itself. If, for any reason, the claims against these officers are not released under the plan, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $6,048 and $13,548 for the three and six months period end June 30, 2002 respectively. The South Herts Credit Agreement was repaid in full with funding from NTL on February 21, 2001 which eliminates significantly all interest rate risk to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Partnership to continue as a going concern; the ability of the Partnership to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Partnership’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Partnership’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Partnership to attract and retain customers; general economic and business conditions; technological developments; the Partnership’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

Form 8-K, filed with the Commission on May 28, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership BY: FAWNSPRING LIMITED

Its General Partner

BY:	/s/ Barclay Knapp

Barclay Knapp Director August 19, 2002

BY:	/s/ John F. Gregg

John F. Gregg Director August 19, 2002