Form 10-Q
period 2002-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2002-11-14
CIK 857957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

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

The number of limited partnership units of the registrant outstanding as of September 30, 2002 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND,LTD
(A Limited Partnership)
QUARTER ENDED SEPTEMBER 30, 2002

IN REVIEWING THIS DOCUMENT, YOU ARE CAUTIONED TO READ THE SECTION ENTITLED
“RISK FACTORS” WHICH FORMS AN IMPORTANT PART OF THIS REPORT.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2002	2001

	(Unaudited)	(see note)
ASSETS

Plant, property and equipment, net	$58,967,552	$58,962,082

Other assets	117,750	205,766

TOTAL ASSETS	$59,085,302	$59,167,848

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities

Accounts payable to affiliates and related parties	$60,950,781	$58,145,703

Accrued expenses	207,481	453,662

TOTAL CURRENT LIABILITIES	61,158,262	58,599,365

MINORITY INTERESTS	170,486	739,160

PARTNERS’ DEFICIT

General Partner—

Contributed capital	1,000	1,000

Accumulated deficit	(511,621)	(490,488)

	(510,621)	(489,488)

Limited Partners—

Net contributed capital (56,935 units outstanding at September 30, 2002 and December 31, 2001)	48,817,997	48,817,997

Accumulated deficit	(50,369,253)	(48,277,123)

	(1,551,256)	540,874

Accumulated comprehensive loss	(181,569)	(222,063)

TOTAL PARTNERS’ DEFICIT	(2,243,446)	(170,677)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$59,085,302	$59,167,848

Note: The balance sheet at December 31, 2001 has been derived from audited financial statements at that date

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES	$7,516,867	$6,912,705	$21,940,923	$20,969,184

COSTS AND EXPENSES

Cost of goods sold (exclusive of items shown separately below)	(2,547,657)	(2,830,388)	(8,173,367)	(8,940,703)

Selling, general and administrative	(85,300)	(33,069)	(271,591)	(197,886)

Management fees and allocated overhead from the General Partner	(2,944,320)	(3,016,889)	(8,925,873)	(9,637,401)

Other expenses	(514,700)	—	(514,700)	—

Depreciation	(2,064,893)	(1,915,526)	(5,602,926)	(12,856,869)

OPERATING LOSS	(640,003)	(883,167)	(1,547,534)	(10,663,675)

OTHER EXPENSE

Interest expense	(403,879)	(311,896)	(1,095,563)	(1,161,405)

Other	(23,255)	(21,616)	(66,578)	(64,992)

NET LOSS BEFORE MINORITY INTERESTS	(1,067,137)	(1,216,679)	(2,709,675)	(11,890,072)

Minority interests	140,113	414,460	596,409	3,855,739

NET LOSS	$(927,024)	$(802,219)	$(2,113,266)	$(8,034,333)

ALLOCATION OF NET LOSS General Partner	$(9,270)	$(8,022)	$(21,133)	$(80,343)

Limited Partners	$(917,754)	$(794,197)	$(2,092,133)	$(7,953,990)

NET LOSS	$(927,024)	$(802,219)	$(2,113,266)	$(8,034,333)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(16.12)	$(13.95)	$(36.75)	$(139.70)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	56,935	56,935	56,935	56,935

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

NET LOSS	$(927,024)	$(802,219)	$(2,113,266)	$(8,034,333)

Foreign currency translation adjustments	23,964	259,262	40,493	(270,239)

COMPREHENSIVE LOSS	$(903,060)	$(542,957)	$(2,072,773)	$(8,304,572)

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,113,266)	$(8,039,515)

Adjustments to reconcile net loss to net cash provided by operating activities

Minority interests	(596,409)	(3,855,739)

Depreciation	5,602,926	12,856,869

Change in operating assets and liabilities

Decrease in other assets	97,828	33,742

(Decrease)/increase in accounts payable to affiliates and related parties	(1,336,656)	23,820,303

(Decrease) / increase in accrued liabilities	(246,181)	164,000

Net cash provided by operating activities	1,408,242	24,979,660

CASH FLOWS FROM INVESTING ACTIVITIES

Construction payments for cable television/telephony system	(1,408,242)	(4,073,852)

Net cash used in investing activities	(1,408,242)	(4,073,852)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loans	—	(20,905,808)

Net cash used in financing activities	—	(20,905,808

Decrease in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$—	$—

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Basis of Presentation

The accompanying unaudited consolidated financial statements of the South Hertfordshire United Kingdom Fund, Ltd, a Colorado limited partnership, (the “Partnership”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As a result of the Partnership’s ownership of 66.7 percent of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”), for accounting purposes the Company has been consolidated with the Partnership’s operations.

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

2 Recapitalization Process and Ability to Continue Operations

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”. In this Note 2, the “Partnership’’, the “Company”, “we’’, “us’’ and “our’’ refer to South Hertfordshire United Kingdom Fund, Ltd. and its consolidated subsidiary, NTL (South Herts) Limited, except where the context otherwise requires.

On May 8, 2002, NTL Incorporated, the ultimate parent of Fawnspring Limited, the general partner of the Partnership, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. (collectively, the “Debtors”) filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If NTL fails to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

The Partnership has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through cash flow from operations, issuances of limited partnership units and borrowing from commercial banks and NTL. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets. New NTL will become the ultimate parent of Fawnspring Limited, the general partner of the Partnership.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. There can be no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

NTL expects that it will require approximately $650 million to fund its working capital and capital expenditures, net of cash from operations, and certain payments required upon consummation of the Plan (namely the settlement of recapitalization costs with NTL Euroco, the repayment or purchase of the £90 million loan from NTL (Delaware), Inc. to NTL (UK) Group Inc. and the UK credit facilities amendment fee) in the twelve months from October 1, 2002 to September 30, 2003. NTL believes that cash, cash equivalents and marketable securities on hand of $475.7 million at September 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for New NTL’s cash requirements during the twelve months from October 1, 2002 to September 30, 2003 (assuming consummation of the Plan). If the exit facility is not obtained and the Plan is not consummated, NTL will need to seek an extension of the DIP facility maturity or identify alternative sources of financing. Moreover, the planned exit facility will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facility becomes repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco will be able to raise sufficient funds to meet its liquidity requirements following consummation.

Over the long term, NTL will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, NTL anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given NTL’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to NTL.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Partnership’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. The Partnership and NTL’s operating subsidiaries, including NTL South Harts, were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings Limited will remain in place. NTL will be split into New NTL and NTL Euroco. The Partnership is not a Debtor and the limited partnership units of the Partnership will not be cancelled in connection with the Plan.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware), Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan. NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings Limited.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. The Partnership does not have any ownership interest in Cablecom, although the condition of Cablecom can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders. As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable

Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes due 2008	$18.3million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002:

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

September 30, 2002

Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002

NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

October 15, 2002	Total	$74.9 million

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock due on February 15, 2002 in the amount of $6.0 million, on May 15, 2002 in the amount of $6.2 million and on August 15, 2002 in the amount of $6.4 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million, on June 30, 2002 of $38.0 million and on September 30, 2002 of $38.4 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, on March 26, 2002 of $24.1 million, on June 30, 2002 of $42.1 million and on September 30, 2002 of $41.2 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished upon effectiveness of the Plan.

In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished when the Plan is consummated.

At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Plan and pursuant to this pledge, NTL will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL have been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco have not been approved to trade on any exchange.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). The Partnership did not have any ownership interest in NTL Australia.

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in this paragraph.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV Limited, NTL (Delaware), Inc. and NTL Incorporated agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV Limited and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV Limited, the Football League Limited agreed to release Premium TV Limited from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL (Delaware), Inc. from its guarantee of Premium TV Limited’s obligations and to release NTL Incorporated from the related undertaking. In return, Premium TV Limited agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL (Delaware), Inc. deposited £10.33 million into a designated single purpose account for use by Premium TV Limited to finance the provision of such services. Premium TV Limited and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Following consummation of the Plan, Premium TV Limited will be an asset of NTL Euroco.

On November 12, 2002, three of NTL Incorporated’s wholly owned subsidiaries entered into a “support agreement” with the other limited partners of eKabel L.P. (the investment partnership through which NTL holds its equity stake in iesy), an informal committee holding in excess of a majority of the principal amount of the high-yield bonds of iesy and the NTL employees who have been seconded to work for iesy. At this time, the iesy companies are not parties to the support agreement, however the support agreement permits them to become parties at any time. The support agreement contemplates an in-or out-of-court restructuring of iesy Hessen GmbH and its subsidiaries. If the iesy restructuring is completed as contemplated by the support agreement, Brigadoon Ventures (one of the NTL subsidiaries) will receive a cash facilitation fee for its cooperation in the iesy restructuring (not in respect of its equity stake in iesy) of approximately $1.3 million, less its pro rata share of expenses incurred at the eKabel partnership level. If the iesy restructuring is completed and the cash facilitation fee is paid to Brigadoon Ventures, NTL would no longer have any equity stake or other investment in iesy and would receive no consideration for its equity stake in iesy. The support agreement imposes certain obligations on the parties, including restricting transfer of interests in iesy during the process, terminating the existing consulting agreement between NTL and iesy, and reimbursing NTL for the secondment of NTL employees. If the support agreement is terminated or the iesy restructuring is not otherwise completed as contemplated by the support agreement, it is likely NTL Europe would receive little, if any, value for its equity stake in the iesy companies. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Following consummation of the Plan, the interest in iesy will be an asset of NTL Euroco.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

3 Recent Accounting Pronouncements

         On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

         SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

         Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

         The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

4 Investment in Subsidiary

The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”). At September 30, 2002, there were approximately 94,000 homes in the franchise area, of which approximately 97% had been passed by the South Herts System.

The Company is owned 66.7 percent by the Partnership and 33.3 percent by NTL. The general partner of the Partnership is Fawnspring Limited (the “General Partner”), an indirect wholly-owned subsidiary of NTL. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

5 Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended September 30, 2002 and 2001 were $382,866 and $378,359 respectively. Consulting fees paid or payable by the Company for the nine months ended September 30, 2002 and 2001 were $1,125,209 and $1,129,915, respectively. These amounts were expensed in the Unaudited Consolidated Statements of Operations for each period.

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

The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2002 and 2001, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,572,865 and $2,638,530 respectively. During the nine months ended September 30, 2002 and 2001, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $7,800,664 and $8,507,486 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2002 and 2001, interest on deferred fees of $373,612 and $287,102 respectively, was charged by an affiliate of the General Partner, and interest on advances of $30,267 and $25,985 respectively, was charged by the General Partner. For the nine months ended September 30, 2002 and 2001,interest on deferred fees of $1,011,000 and $824,799 respectively, was charged by an affiliate of the General Partner, and interest on advances of $84,562 and $75,376, respectively, was charged by the General Partner

6 Plant, Property and Equipment

         Plant, property and equipment consists of :

	Estimated	September 30,	December 31,
	Useful Life	2002	2001

Cable network & other electronic equipment	3-40 Years	$112,792,463	$103,096,046

Freehold buildings	40 Years	3,545,895	3,284,583

Office equipment and other fixed assets	3-10 Years	3,281,286	3,099,388

Total Operating Equipment		119,619,644	109,480,017

Construction in progress		1,102,107	1,198,256

		120,721,751	110,678,273

Accumulated depreciation		(61,754,199)	(51,716,191)

		$58,967,552	$58,962,082

Long-lived assets are renewed for impairment whenever events or changes in circumstances indicate that the carrying may not be recoverable. The fair value of the assets is determined by the sum of the expected future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the assets.

7 Financing

On April 18, 1995 the Company entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was canceled and the facility reduced to £20,000,000.

The outstanding facility of £14,475,000 and interest was repaid in full with funding from NTL on February 21, 2001. Thereafter, NTL South Herts has been, and will continue to be, reliant upon the financial support of NTL to continue its operations as a going concern. There is no guarantee that NTL will continue to be able to support the Partnership operation (see Note 2).

Note 8 - Commitments and Contingencies Liabilities

NTL is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

South Hertfordshire United Kindom Fund, Ltd (the ‘Partnership’) is a limited partnership which holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”) principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”). The Company is 33.3% subsidiary of NTL Incorporated. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

Key points concerning our current financial condition and NTL’s planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

•	NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries.

•	In accordance with the Plan, NTL does not intend to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11, Diamond Holdings Limited.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited, and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. Neither the Partnership nor NTL South Herts were included in the Chapter 11 filings.

•	Under the Plan, NTL will be split into two companies, one holding all of its UK and Ireland assets, and the other holding various continental European and other assets.

•	Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications and Diamond Cable Communications would receive 100% of the initial common stock of New NTL and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock, pursuant to the exercise of the noteholder election option, or to be distributed such cash in the recapitalization.

•	Common and preferred stockholders of NTL Incorporated, including France Telecom, would participate in a package of equity rights and warrants entitling them to purchase primary common stock of New NTL. Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco.

•	Concurrently with the equity rights offering, holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. were given the option to apply cash they will be entitled to receive upon effectiveness of the Plan to purchase shares of New NTL common stock, plus any shares (and accompanying Series A warrants) not subscribed for in the equity rights offering (referred to as the noteholder election option). The equity rights offering and the noteholder election option expired on October 3, 2002. Since that time, NTL has allowed equity holders and noteholders to revoke their exercises of equity rights and the noteholder election option. As of November 12, 2002, there were a total of 2,654 exercises of equity rights and 186 exercises of the noteholder election option which had not been revoked.

•	Under the Plan, NTL will convert approximately $10.9 of debt to equity, thereby reducing New NTL's debt to approximately $5.8 billion (pro forma net debt as of September 30, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the Plan, NTL Europe’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession financing (referred to as DIP) in the principal amount of $630 million by order dated July 3, 2002. The DIP facility was entered into on July 15, 2002. The DIP facility expires on the earlier of December 1, 2002 and consummation of the Plan (unless maturity is extended by the DIP lenders), and thus will need to be replaced by an exit facility.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved NTL’s amended disclosure statement.

•	On September 5, 2002, the Bankruptcy Court confirmed the reorganization plan.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”. In this Note 2, the “Partnership’’, the “Company”, “we’’, “us’’ and “our’’ refer to South Hertfordshire United Kingdom Fund, Ltd. and its consolidated subsidiary, NTL (South Herts) Limited, except where the context otherwise requires.

On May 8, 2002, NTL Incorporated, the ultimate parent of Fawnspring Limited, the general partner of the Partnership, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. (collectively, the “Debtors”) filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”)

confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If NTL fails to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

The Partnership has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs. The Partnership historically met these liquidity requirements through cash flow from operations, issuances of limited partnership units and borrowing from commercial banks and NTL. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Partnership does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets. New NTL will become the ultimate parent of Fawnspring Limited, the general partner of the Partnership.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. There can be no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

NTL expects that it will require approximately $650 million to fund its working capital and capital expenditures, net of cash from operations, and certain payments required upon consummation of the Plan (namely the settlement of recapitalization costs with NTL Euroco, the repayment or purchase of the £90 million loan from NTL (Delaware), Inc. to NTL (UK) Group Inc. and the UK credit facilities amendment fee) in the twelve months from October 1, 2002 to September 30, 2003. NTL believes that cash, cash equivalents and marketable securities on hand of $475.7 million at September 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for New NTL’s cash requirements during the twelve months from October 1, 2002 to September 30, 2003 (assuming consummation of the Plan). If the exit facility is not obtained and the Plan is not consummated, NTL will need to seek an extension of the DIP facility maturity or identify alternative sources of financing. Moreover, the planned exit facility will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facility becomes repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco will be able to raise sufficient funds to meet its liquidity requirements following consummation.

Over the long term, NTL will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, NTL anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given NTL’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to NTL.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Partnership’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. The Partnership and NTL’s operating subsidiaries, including NTL South Herts, were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings Limited will remain in place. NTL will be split into New NTL and NTL Euroco. The Partnership is not a Debtor and the limited partnership units of the Partnership will not be cancelled in connection with the Plan.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with

Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware), Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan. NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings Limited.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. The Partnership does not have any ownership interest in Cablecom, although the condition of Cablecom can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders. As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable

Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes due 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002:

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

September 30, 2002

Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002

NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.9 million

October 15, 2002

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock due on February 15, 2002 in the amount of $6.0 million, on May 15, 2002 in the amount of $6.2 million and on August 15, 2002 in the amount of $6.4 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million, on June 30, 2002 of $38.0 million and on September 30, 2002 of $38.4 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, on March 26, 2002 of $24.1 million, on June 30, 2002 of $42.1 million and on September 30, 2002 of $41.2 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished upon effectiveness of the Plan.

In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished when the Plan is consummated.

At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Plan and pursuant to this pledge, NTL will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL have been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco have not been approved to trade on any exchange.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). The Partnership did not have any ownership interest in NTL Australia.

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in this paragraph.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV Limited, NTL (Delaware), Inc. and NTL Incorporated agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV Limited and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV Limited, the Football League Limited agreed to release Premium TV Limited from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL (Delaware), Inc. from its guarantee of Premium TV Limited’s obligations and to release NTL Incorporated from the related undertaking. In return, Premium TV Limited agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL (Delaware), Inc. deposited £10.33 million into a designated single purpose account for use by Premium TV Limited to finance the provision of such services. Premium TV Limited and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Following consummation of the Plan, Premium TV Limited will be an asset of NTL Euroco.

On November 12, 2002, three of NTL Incorporated’s wholly owned subsidiaries entered into a “support agreement” with the other limited partners of eKabel L.P. (the investment partnership through which NTL holds its equity stake in iesy), an informal committee holding in excess of a majority of the principal amount of the high-yield bonds of iesy and the NTL employees who have been seconded to work for iesy. At this time, the iesy companies are not parties to the support agreement, however the support agreement permits them to become parties at any time. The support agreement contemplates an in-or out-of-court restructuring of iesy Hessen GmbH and its subsidiaries. If the iesy restructuring is completed as contemplated by the support agreement, Brigadoon Ventures (one of the NTL subsidiaries) will receive a cash facilitation fee for its cooperation in the iesy restructuring (not in respect of its equity stake in iesy) of approximately $1.3 million, less its pro rata share of expenses incurred at the eKabel partnership level. If the iesy restructuring is completed and the cash facilitation fee is paid to Brigadoon Ventures, NTL would no longer have any equity stake or other investment in iesy and would receive no consideration for its equity stake in iesy. The support agreement imposes certain obligations on the parties, including restricting transfer of interests in iesy during the process, terminating the existing consulting agreement between NTL and iesy, and reimbursing NTL for the secondment of NTL employees. If the support agreement is terminated or the iesy restructuring is not otherwise completed as contemplated by the support agreement, it is likely NTL Europe would receive little, if any, value for its equity stake in the iesy companies. The Partnership does not have any ownership interest in this group, although the condition of this group can indirectly impact the Partnership to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Partnership, or otherwise impacts the recapitalization process. Following consummation of the Plan, the interest in iesy will be an asset of NTL Euroco.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

The Partnership

         The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As discussed below, the General Partner believes that no additional capital contributions will be required to fund the completion of construction and operations of the South Herts System. Accordingly, in the future, it is currently intended that the Partnership’s uses of cash will be restricted to covering its administration costs (principally insurance premiums, legal and accounting costs associated with the Partnership’s annual audit and periodic regulatory filings and general administration). As of September 30, 2002, the Partnership had current liabilities of $3,113,090 of which $2,905,609 was owing to NTL group companies, and consolidated current liabilities of $61,158,262, of which $60,950,781 was owing to NTL group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that NTL South Herts will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. It is unlikely that NTL will provide funds to NTL South Herts at least in the short term. As a result, NTL South Herts may not be able to continue operations as a going concern.

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

         Thereafter, NTL South Herts has been, and will continue to be, reliant upon the financial support of NTL to continue its operations as a going concern. Such support may not continue, at least in the short term (see Note 2).

Condensed Consolidated Statement of Cash Flows

         Net cash generated from operating activities amounted to $1,408,242 and $24,979,660 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities amounted to $1,408,242 and $4,073,852 for the nine months ended September 30, 2002 and 2001. In addition repayments of the principal on the South Herts Credit Agreement amounted to $nil compared with $20,905,808 in 2001.

Selected Operating Data

The following table sets forth certain data concerning the Partnership’s UK Franchises at September 30, 2002

September 30,
2002

Homes passed (1)	91,817

Homes marketed (2)	91,817

Total customers	32,176

Digital Subscribers	20,398

Broadband Subscribers	4,284

Penetration (Homes marketed) (3)	35%

Churn (4)	14.7%

Average monthly revenue per unit (ARPU)	£47.05

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes activated for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penentration rate is calculated by dividing the number of customers by the number of homes marketed.

4.	Churn is the number of customers not continuing with any of the company’s products expressed as a percentage of the total number of customers.

Results of Operations

         Consolidated financial information for the Company for the nine and three months ended September 30, 2002 and 2001 is as follows (“NM” denotes percentage is not meaningful):

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues	$21,940,923	$20,969,184	971,739	4.6

Operating, selling, general and administrative expenses	(8,444,958)	(9,138,589)	(693,631)	(7.6)

Management fees and allocated overhead from the General Partner	(8,925,873)	(9,637,401)	(711,528)	(7.4)

Other expenses	(514,700)	—	514,700	NM

Depreciation	(5,602,926)	(12,856,869)	(7,253,943)	(56.4)

Operating loss	(1,547,534)	(10,663,675)	(9,116,141)	(85.5)

Interest expense	(1,095,563)	(1,161,405)	(65,482)	(5.7)

Other	(66,578)	(64,992)	1,586	2.4

Net loss before minority interest	(2,709,675)	(11,890,072)	(9,180,397)	(77.2)

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	$	%

Minority interests	596,409	3,855,739	(3,259,330)	(84.5)

Net loss	$(2,113,266)	$(8,034,333)	(5,921,067)	(73.7)

	Three Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues	$7,516,867	$6,912,705	604,162	8.7

Operating, selling, general and administrative expenses	(2,632,957)	(2,863,457)	(230,500)	(8.0)

Management fees and allocated overhead from the General Partner	(2,944,320)	(3,016,889)	(72,569)	(2.4)

Other expenses	(514,700)	—	514,700	NM

Depreciation	(2,064,893)	(1,915,526)	149,367	7.8

Operating loss	(640,003)	(883,167)	(243,164)	(27.5)

Interest expense	(403,879)	(311,896)	91,983	29.5

Other	(23,255)	(21,616)	1,639	7.6

Net loss before minority interest	(1,067,137)	(1,216,679)	(149,542)	(12.3)

Minority interests	140,113	414,460	(274,347)	(66.2)

Net loss	$(927,024)	$(802,219)	124,805	15.6

         South Herts provides a broad range of communication services including consumer telecommunications and television, and business telecommunications. The consumer telecommunications and television services comprise broadband services to consumer markets including residential telephone, analog and digital cable television, narrowband and broadband internet access, and interactive services. Business telecommunications consists of broadband services to business markets comprising business telecommunications, narrowband and broadband internet services and managed network services.

         As expected, our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash by minimizing capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to focus on improving our customer service and increase our service offering to customers in an effort to curtail and reduce churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is at an early stage although four franchise areas have been partially migrated through September 30, 2002. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by the fourth quarter of 2003. The total project cost is estimated to be approximately £63 million, of which NTL has incurred approximately £14.3 million through September 30, 2002. NTL cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on customer service and on its costs of maintaining the legacy systems going forward.

         Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our ARPU and results of operations will be adversely affected.

         NTL currently expects to incur restructuring charges in the fourth quarter of 2002 of approximately £20 million as part of its continuing effort to reduce operating costs and re-size business units. The charges will include employee severance and related costs to exit business activities. The Partnership expects to be charged for its share of these costs in the fourth quarter of 2002.

         Media speculation regarding NTL’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we may find it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first half of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

         In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have any significant effect on our results of operations or cash flows in the first half of 2002.

         There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

         Ongoing reviews of certain balance sheet accounts being conducted by NTL have indicated that there may be provisions that may no longer be necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The process of making this determination is expected to be completed in the fourth quarter of 2002, and could result in at least an approximate £30 million increase in NTL’s EBITDA for the twelve months ending December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, assumptions and judgments that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. NTL’s determination of the amount of labor and overhead to capitalize in connection with the design and installation of fixed assets, and its recording of provisions for liabilities, requires the use of such estimates, assumptions and judgments.

         As a result of capital constraints imposed on its business, NTL has been engaged in a process of reducing its expenditures in a variety of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. This study is not sufficiently complete to book any changes, but is expected to be completed in the fourth quarter of 2002, and could result in up to an approximate £45 million increase in expense (and the resulting equivalent reduction in EBITDA and fixed assets) for the twelve months ending December 31, 2002. South Herts currently expects no aggregate material impact on its financial position or results of operations as of and for the year ending December 31, 2002 arising from this matter.

         Revenues of the Partnership increased by $604,162 for the three months ended September 30, 2002, from $6,912,705 over the corresponding period in 2001 to $7,516,867 in 2002. Revenues of the Partnership increased by $971,739 for the nine months ended September 30, 2002, from $20,969,184 over the corresponding period in 2001 to $21,940,923 in 2002. The increases in revenue resulted from an increase in the number of digital customers served by the South Herts System. At September 30, 2002, the Company served 20,398 digital customers compared with 18,765 digital customers at September 30, 2001. Also, during 2001, NTL South Herts launched its broadband internet access service and at September 30, 2002 had 4,284 broadband customers. NTL South Herts intends to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows NTL South Herts to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve its results as it reduces costs.

         Cost of goods sold decreased $282,731 for the three months ended September 30, 2002, from $2,830,388 over the corresponding period in 2001 to $2,547,657 in 2002. Cost of goods sold decreased $767,336 for the nine months ended September 30, 2002, from $8,940,703 over the corresponding period in 2001 to $8,173,367 in 2002. Cost of goods sold has reduced owing to efficiencies and cost reductions achieved by NTL.

         Selling, general and administrative expenses amounted to $85,300 for the three months ended September 30, 2002, compared with $33,069 over the corresponding period in 2001. Selling, general and administrative expenses amounted to $271,591 for the nine months ended September 30, 2002, compared with $197,886 over the corresponding period in 2001. The increase in selling, general and administrative expenses is attributable to changes in the pound sterling/U.S. dollar exchange rate as certain costs of the partnership, including interest expense with respect to loans from affiliates of the General Partner, referred to below, are incurred in pounds sterling but reported in U.S. dollars. The Partnership incurred foreign currency losses of $65,198 and gains of $4,851 for the three months ended September 30, 2001 and nine months ended September 30, 2001, respectively, and foreign currency losses of $43,687 and $122,616 for the three months ended September 30, 2002 and nine months ended September 30, 2002, respectively.

         Management fees and allocated overhead from the General Partner decreased by $72,569 for the three months ended September 30, 2002, from $3,016,889 over the corresponding period in 2001 to $2,944,320 in 2002. Management fees and allocated overhead from the General Partner decreased by $711,528 for the nine months ended September 30, 2002, from $9,637,401 over the corresponding period in 2001 to $8,925,873 in 2002. Management fees and allocated overhead from the General Partner have reduced due to efficiencies and cost reductions achieved by NTL.

         Other expenses of $514,700 in 2002 were allocated to the Partnership by a subsidiary of NTL and relate to employee severance and related costs, business rationalization costs and recapitalization expenses. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

         Depreciation expense increased $149,367 for the three months ended September 30, 2002, from $1,915,526 over the corresponding period in 2001 to $2,064,893 in 2002. Depreciation expense decreased $7,253,943 for the nine months ended September 30, 2002, from $12,856,869 over the corresponding period in 2001 to $5,602,926 in 2002. The reduction results from the adjustment of $8 million in the quarter ended March 31, 2001 following the review of the book value and useful economic lives of customer installation costs and cable converter costs upon the acquisition by NTL of the Company in May 2000. Previously, these costs had been depreciated over varying lives between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the Partnership’s estimate of the average life of customer connection. This represented a change in accounting estimate and resulted in an adjustment of $8 million in the quarter ended March 31, 2001 relating to those costs which would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are depreciated over the remainder of their revised useful economic lives. The increase in depreciation in the quarter ended September 30, 2002 of the reduction in the useful economic lives of these assets was $85,324.

         Interest expense increased by $91,983 for the three months ended September 30, 2002, from $311,896 over the corresponding period in 2001 to $403,879 in 2002. Interest expense decreased by $65,842 for the nine months ended September 30, 2002, from $1,161,405 over the corresponding period in 2001 to $1,095,563in 2002. Overall, interest expense has reduced due to the repayment of the loan facility on February 21, 2001. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

         Net loss increased by $124,805 for the three months ended September 30, 2002, from a loss of $802,219 over the corresponding period in 2001 to a loss of $927,024 in 2002. Net loss decreased by $5,921,067 for the nine months ended September 30, 2002, from a loss of $8,034,333 over the corresponding period in 2001 to a loss of $2,113,266 in 2002. The reduction in net loss over the period to September 30, 2002 compared to 2001 is principally owing to efficiencies and cost reductions achieved by NTL and the adjustment to depreciation charge in the first quarter 2001 following the review of the asset lives of certain network assets of NTL South Herts.

Recent Accounting Pronouncements

         On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

         SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

         Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

         The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Partnership to continue as a going concern; the ability of the Partnership to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Partnership’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Partnership’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Partnership to attract and retain customers; general economic and business conditions; technological developments; the Partnership’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. The Partnership assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $4,194 and $17,892 for the three and nine months period end September 30, 2002 respectively. The South Herts Credit Agreement was repaid in full with funding from NTL on February 21, 2001 which eliminates significantly all interest rate risk to the Company.

ITEM 4. CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures. The Directors of the General Partner who serve as Chief Executive Officer and Chief Financial Officer of NTL Incorporated*, the indirect parent of the General Partner, have conducted an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Directors of the General Partner concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership (including the Company) required to be included in the Partnership’s reports filed or submitted under the Exchange Act.

         (b)  Changes in Internal Controls. Since the Evaluation Date, there have been no significant changes in the Partnership’s internal controls, or in other factors that could significantly affect the Partnership’s internal controls.

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and John F. Gregg are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

RISK FACTORS

We currently have limited liquidity and are dependent upon NTL to meet our liquidity requirements. If NTL is unable to consummate the Plan, and cannot otherwise complete a successful recapitalization, there is substantial doubt about our ability to continue as a going concern.

The Partnership has no independent operations or significant assets other than its investment in NTL South Herts. The Partnership does not generate sufficient cash flow from its operations to fund its operational expenses. The Partnership has historically met these cash requirements through cash flow from operations, issuances of limited partnership units and borrowing from commercial banks and NTL. Given NTL’s liquidity constraints, unless its proposed recapitalization plan is implemented it is likely that NTL will not be able to provide us with cash at least for the short-term.

NTL does not currently have access to its historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence of these conditions, NTL identified the need to restructure its outstanding debt and/or raise new funds through the implementation of a recapitalization. The recapitalization is intended to be effected through consummation of the Plan. On September 5, 2002, the Bankruptcy Court confirmed the Plan. Consummation of the Plan remains subject to the satisfaction or waiver of certain conditions.

The successful consummation of the Plan is not assured as it will require NTL to satisfy certain conditions, including obtaining exit financing, which is not assured.

The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for New NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that NTL will be able to reach final agreement on terms or that the requisite agreement to such terms will be obtained from the lenders under NTL’s UK credit facilities. Similarly, there can be no guarantee NTL will be able to obtain acceptable modifications to NTL’s UK bank facilities. If these agreements cannot be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. If that were to happen, the Debtors would continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all. NTL’s DIP facility matures on December 1, 2002. In light of NTL’s limited liquidity NTL could not sustain its current operations in Chapter 11 for an extended period unless the DIP lenders agreed to extend the maturity of the DIP facility or an alternative source of financing becomes available. If a liquidation would then be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all of NTL’s stakeholders.

NTL is in default under its credit facilities.

There are continuing events of default under NTL’s UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under NTL’s credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security, although the assets owned by the Partnership are not included in such security.

NTL did not pay interest due on some of its outstanding notes and does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees beginning on April 1, 2002. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL (Triangle) LLC. As a result of the Chapter 11 filings, this debt is immediately due and payable.

NTL has no current availability to borrow under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. The Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom will be unable to repay the facility which will have a material adverse effect on its business.

It is likely NTL will lose its net operating loss carryforwards for U.S. income tax purposes in connection with the consummation of the Plan.

Consummation of the Plan, which includes a restructuring of NTL’s debt, can be expected to give rise to cancellation of indebtedness (“COD”), which in the course of a proceeding pursuant to Chapter 11, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful consummation of the Plan, we will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, the Chapter 11 bankruptcy filings and potential outcomes of the recapitalization process could have an adverse effect on parts of NTL’s business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase its penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on NTL’s brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully consummates the Plan, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may have adversely affected relationships with suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future, particularly if NTL is unsuccessful in consummating the Plan. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Historically, construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to continue to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

NTL’s growth has been curtailed by funding constraints.

NTL has significantly decreased the amount it is spending on capital expenditures due to liquidity constraints and expects to further reduce capital expenditures during 2003. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements during 2003. The decrease in capital spending is in line with NTL’s current strategy of maximizing revenue from existing customers rather than increasing its customer base. In NTL’s consumer business in the UK, NTL expects customers to decrease in 2002. Difficulties in obtaining additional funding will likely hamper NTL’s ability to connect new customers to its network and increase revenue.

One of NTL’s key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

NTL has experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to its network. One of NTL’s biggest challenges as it has grown has been to limit customer churn and the successful implementation of its business plan depends upon a reduction in the percentage of customers that stop using its services. Factors contributing to increase of churn during 2001 included the continued integration of the acquisition of the UK consumer cable television business from Cable and Wireless plc, the existence of multiple billing systems, the introduction of digital television and NTL’s decision to disconnect some of our poor paying customers.

In order to reduce churn in the future, NTL aims to improve its customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. NTL does not as yet have an integrated billing and operational platform. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools NTL uses to provide customer service. NTL expects to substantially complete the project by the fourth quarter of 2003. The total project cost is estimated to be approximately £63.0 million, of which NTL has incurred approximately £14.2 million through September 30, 2002. If the full integration is not successful, NTL could experience an adverse effect on customer service and on the costs of maintaining these systems going forward.

NTL’s ability to reduce churn could also be adversely affected by the recently launched digital terrestrial television service offered by BskyB and the BBC in the UK.

Another part of NTL’s strategy to reduce churn is an increased take up of broadband services by existing customers. If this increased level of take up does not materialize NTL may have difficulties in reducing churn levels, thereby adversely impacting its results of operations.

Failure to successfully market broadband to our existing consumer customer base will adversely impact our revenue and results of operations.

A significant component of NTL’s strategy is to successfully market broadband products to its existing consumer customer base. NTL believes that its triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of NTL’s competitors have substantially greater financial and technical resources than it does. If NTL is unable to charge prices for broadband services that are anticipated in its business plan in response to competition or if its competition delivers a better product to customers, our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering most of those key executive officers. Following consummation of the Plan, New NTL and NTL Euroco expect to enter into employment agreements with certain of their senior officers which will include non-compete undertakings and severance payment provisions.

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

NTL is subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

NTL encounters currency exchange rate risks because NTL generates revenues and incurs construction and operating expenses in other currencies, primarily in pounds sterling while NTL pays interest and principal obligations with respect to most of its existing indebtedness in U.S. dollars and Euro. NTL cannot assure you that the hedging transactions NTL has entered into or any other hedging transactions NTL might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on NTL. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and NTL has not fully hedged against such declines, the effective cost of servicing NTL's U.S. dollar and Euro debt will be higher and NTL will incur currency losses.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities, in addition to another suit filed by a shareholder based on similar allegations, may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The Plan provides for the discharge under the Bankruptcy Code of all claims arising out of the remaining suits against NTL Incorporated if the Plan is consummated. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the Plan is consummated. If the claims against these officers are not resolved, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

         During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K, dated September 6, 2002, reporting under Item 3, Bankruptcy or Receivership, that the Bankruptcy Court had entered an order confirming the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, filed on July 15, 2002 (as modified on September 5, 2002).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership

BY:	FAWNSPRING LIMITED Its General Partner

BY:	/s/ Barclay Knapp

Barclay Knapp Director November 14, 2002

BY:	/s/ John F. Gregg

John F. Gregg Director November 14, 2002

CERTIFICATION

I, Barclay Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Barclay Knapp

Barclay Knapp Director of Fawnspring Limited, The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and John F. Gregg are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

CERTIFICATION

I, John F. Gregg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John F. Gregg

John F. Gregg Director of Fawnspring Limited, The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and John F. Gregg are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.