Form 10-K
period 2002-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2003-03-31
CIK 857957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	#84-1145140
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Bartley Wood Business Park, Hook,	Secretary, NTL Incorporated
Hampshire RG27 9UP, England	110 East 59th Street
+44 1256 752000	New York, NY 10022
(Address and Telephone Number of Principal	(212) 906-8440
Executive Offices)	(Name, address and telephone number of
agent for service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:
Limited Partnership Interests

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

     There is no established public market for the registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE
None

          This Annual Report on Form 10-K for the year ended December 31, 2002, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

          “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

          Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Partnership to continue as a going concern, the ability of the Partnership to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Partnership’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Partnership’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Partnership attract and retain customers; general economic and business conditions, technological developments, the Partnership’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

          In this Annual Report on Form 10-K, the “Partnership,” “we,” “us” and “our” refer to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries except where we expressly state that we are referring only to South Hertfordshire United Kingdom Fund, Ltd. or the context otherwise requires that we are referring only to South Hertfordshire United Kingdom Fund, Ltd., “NTL South Herts” and the “Company” refer to our subsidiary NTL (South Hertfordshire) Limited and “NTL” refers to NTL Incorporated (formerly NTL Communications Corp.) and its consolidated subsidiaries except where we expressly state that we are referring only to NTL Incorporated or the context otherwise requires that we are referring only to NTL Incorporated.

ii

PART I

ITEM 1. BUSINESS

          South Hertfordshire United Kingdom Fund, Ltd., formerly known as Jones United Kingdom Fund, Ltd., is a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of limited partnership interests in the Partnership for the purpose of acquiring one or more cable television/telephony systems in the United Kingdom. Upon acquisition of its system, the Partnership’s primary investment objective was to obtain capital appreciation in the value of its investment in the system over the term such investment is held by the Partnership.

NTL’s Completed Restructuring

          On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), the ultimate parent of our general partner, NTL Europe, Inc. (then known as NTL Incorporated) and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this annual report as the Plan, under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor was our operating subsidiary or the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, the indirect parent company of our general partner, emerged from Chapter 11 reorganization.

          Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets and the ultimate parent company of our general partner. Prior to consummation of the Plan, NTL Incorporated was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

History

          The Partnership was formed upon the receipt of subscriptions for limited partnership interests exceeding the minimum offering of $10,000,000. The general partner of the Partnership was initially Jones Global Funds, Inc., a Colorado corporation (“Jones Global Funds”). As of August 15, 1992, when the initial offering by the Partnership terminated, the Partnership had raised $16,548,000 in gross offering proceeds from the sale of 16,548 limited partnership interests, or $14,272,650 net of sales commissions and other organizational and offering costs. On September 14, 1992, the Partnership commenced a second offering of limited partnership interests. As of April 1994, when the second offering terminated, the Partnership had raised a total of $56,935,000 in gross offering proceeds from the sale of 56,935 limited partnership interests, or $48,817,997 net of sales commissions and other organizational and offering costs, from both its initial and its second public offerings.

          On February 20, 1992, upon receipt of approval from UK regulatory authorities, the Partnership acquired, through nominees, beneficial ownership of all of the shares of NTL (South Hertfordshire) Limited (formerly Cable & Wireless Communications (South Hertfordshire) Limited and Jones Cable Group of South Hertfordshire Limited) from Jones Global Funds and certain of its affiliates (the “Former Owners”). NTL South Herts is a UK corporation which holds the cable and telecommunications licenses necessary to build and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the north-west perimeter of Greater London (the “South Herts System”). The acquisition by the Partnership of all of the shares of NTL South Herts resulted in the Partnership acquiring an indirect beneficial ownership interest in the South Herts System. The Partnership paid the Former Owners a total of $4,996,700, representing, at cost, their expenses in connection with obtaining, holding and maintaining the licenses for the South Herts System and their capital expenditures during and before the Partnership acquired the beneficial ownership of NTL South Herts, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the Partnership’s investment in NTL South Herts, cost reimbursements have been and will continue to be made to the general partner of the Partnership (or its affiliates) for construction costs of the South Herts System. Partnership funds are used to reimburse the general partner (or its affiliates) at cost on a monthly basis for expenditures incurred by the general partner (or its affiliates) for the South Herts System’s construction and operation.

          The South Herts System’s ownership by NTL South Herts, a UK corporation, rather than directly by the Partnership, results from an intention to insulate the limited partners of the Partnership (the “Limited Partners”) from potential UK taxation upon the eventual sale of the South Herts System. Under current UK tax laws, the sale of a UK cable television/telephony system by a U.S. limited partnership may give rise to limited partner tax liability in the UK whereas the sale of shares in a UK corporation by a U.S. limited partnership does not give rise to limited partner tax liability in the UK, on the basis that the limited partnership is not itself trading in the UK through a permanent establishment there. The shares of NTL South Herts are held indirectly by the Partnership through corporate nominees. This indirect ownership structure is intended to afford the Limited Partners more certain protection from UK tax liability.

          In order to provide additional funding for the construction of the South Herts System, two additional participants invested in NTL South Herts in 1993 and 1994. Jones Intercable of South Hertfordshire, Inc. invested £3,400,000 in NTL South Herts in exchange for 34,000 Class A shares in November 1993. Also in November 1993, affiliates of Sandler Capital Management (the “Sandler Group”) committed to invest £6,800,000 in NTL South Herts, of which £2,266,600 was funded in November 1993, for 22,666 Class B shares. In June 1994, the Sandler Group invested £3,273,232 for 32,732 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested £503,283 for 5,033 Class A shares. In July 1994, the Sandler Group invested £1,800,000 for 18,000 Class B shares and Jones Intercable of South Hertfordshire, Inc. invested £466,800 for 4,668 Class B shares.

          On June 10, 1994, Jones Global Group, Inc., Jones Intercable, Inc. and certain of their subsidiaries (collectively, “Jones”) and the Sandler Group entered into agreements to transfer all of their interests in their UK cable television/telephony operations and franchises, including Jones Intercable of South Hertfordshire, Inc.’s interest in NTL South Herts, Jones Global Funds’ ownership of the general partner of the Partnership and the Sandler Group’s interest in NTL South Herts, to Bell Cablemedia plc (“BCM”) in exchange for ordinary shares (in the form of American Depository Shares or ADSs) to be issued by BCM in connection with a planned public equity offering of ADSs by BCM. At that date, BCI Telecom Holding Inc (“BCITH”) (formerly Bell Canada International Inc) indirectly owned 80 percent of BCM and Cable and Wireless plc (“C&W”) owned the remaining 20 percent of BCM.

          On July 22, 1994, in connection with the closing of the public equity offering by BCM, Jones and the Sandler Group completed the exchange of their interests in UK cable television/telephony operations and franchises for ordinary shares (in the form of ADSs) issued by BCM. At closing, BCM acquired Jones Intercable of South Hertfordshire, Inc.’s interest in NTL South Herts, the Sandler Group’s interest in NTL South Herts and the general partner of the Partnership. These acquisitions are collectively referred to as the “BCM Acquisition.” In October 1994, the Partnership invested £5,108,900 in NTL South Herts for 51,089 Class A shares and BCM invested £2,554,600 in NTL South Herts for 25,546 Class A shares. In November 1994, the Partnership invested £1,410,000 in NTL South Herts for 14,100 Class A shares and BCM invested £705,000 in NTL South Herts for 7,050 Class A shares. As a result of these transactions, NTL South Herts was owned 66.7% by the Partnership and 33.3% by BCM, and the general partner of the Partnership, Fawnspring Limited, a UK corporation (the “General Partner”), was a wholly owned subsidiary of BCM. The General Partner provided consulting services to the Partnership and, pursuant to the partnership agreement, was authorized to delegate some or all of the consulting services to BCM or other affiliates.

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

          On July 26, 1999, C&W, NTL Incorporated and CWC Comms announced:

(a)	the proposed separation of CWC Comms into its corporate, business, Internet protocol and wholesale operations (“CWC DataCo”) and its residential cable, business cable, indirect residential telephony, residential Internet and digital television development and services businesses, which includes NTL South Herts (“CWC ConsumerCo”);

(b)	the proposed indirect acquisition by C&W of the 47.3% interest in CWC DataCo which was not at the time attributable to it (thereby achieving 100% ownership of CWC DataCo); and

(c)	the proposed indirect acquisition by NTL of CWC ConsumerCo (together with the proposed separation of CWC Comms and the C&W acquisition, the “Transaction”).

          Following the approval of shareholders, bondholders and the competition authorities the Transaction was completed on May 30, 2000. Following completion, CWC Comms changed its name to NTL (CWC) limited (“NTL (CWC)”).

          As a result of the foregoing transactions, NTL South Herts is now owned 66.7% by the Partnership and 33.3% by NTL. In addition, NTL is the indirect parent company of the General Partner. The General Partner may, pursuant to the Partnership agreement, provide consulting services to the Partnership or designate consulting services to NTL or other affiliates.

The South Herts System

Franchise Area

          The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from the South Herts System headend. There are approximately 94,000 homes in the franchise area, of which approximately 91,749 are passed by the South Herts System cable television/telephony network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

          The South Hertfordshire franchise area contains approximately 7,000 businesses, 80% of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

          Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, an integrated cable television/telephony network architecture was developed for this franchise in late 1991. As of December 31, 2002, approximately 91,749 homes, or 97% of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephony services commenced in February 1993, following completion of the installation of a telephony switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise and in 2001 commenced broadband Internet access services. As of December 31, 2002, NTL South Herts serviced 25,704 basic cable television customers including 20,681 digital cable customers, 29,069 residential telephony lines and 5,741 broadband customers, representing a total of 32,018 customers with a penetration level of 34.9%.

          Management control is exercised by Fawnspring Limited, a UK corporation, which is a wholly owned indirect subsidiary of NTL Incorporated and is the General Partner of the Partnership, although management control is delegated to other affiliated companies of NTL. The Partnership’s business is managed both locally and by NTL Group Limited (‘NTLG’), a subsidiary of NTL, from headquarters in Hook, Hampshire. As indirect parent of the General Partner, NTL and the Partnership believe that management as an integral part of the larger group reaps the benefits of synergy and maximizes returns. NTLG performs a variety of management functions and procures services on behalf of the. Pursuant to an agreement between NTLG and the Partnership, the Partnership has the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable by the Partnership to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

          Accordingly, as an integrated part of NTL’s UK operations, the following business description describes the portion of NTL’s UK operations of which NTL South Herts comprises a part.

NTL’S BUSINESS

Network

          NTL’s network infrastructure, as of January 1, 2003, consists of:

•	Broadband Communications Networks in the UK that currently pass approximately 8.4 million homes. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. NTL’s fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. Each serviced home is then connected by a cable allowing NTL to deliver telephone, cable television and Internet services over a single integrated network; and

•	A National/International Synchronous Digital Hierarchy (SDH) and Wavelength Division Multiplex (WDM) fiber optic telecommunications network in the UK, which connects all of the major population centers in the UK and Ireland. SDH allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This backbone network utilizes Asynchronous Transfer Mode (ATM) and Internet protocol (or IP) technology. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, such as routing devices, close to NTL’s customers, allowing NTL to offer a broad range of voice and data services.

          This backbone transmission network connects all NTL’s voice switches and broadband IP network.

          NTL does not insure the underground portion of its cable network nor the street cabinets. As substantially all of NTL’s cable network is constructed underground, any catastrophe that affects its underground cable network and street cabinets could result in substantial uninsured losses.

Products and Services

          NTL provides the following communication services:

•	ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services, as well as wholesale Internet access solutions to UK Internet Service Providers, or ISPs; and

•	ntl: business, comprising business data, voice and Internet services.

I. ntl: home

          NTL’s ntl: home division provides residential cable television, Internet and telephony services, as well as wholesale Internet access solutions to UK ISPs. NTL is the largest direct provider of broadband services in the UK. As of December 31, 2002, NTL had approximately 2.69 million residential cable television, Internet and telephony customers, including 987,000 broadband, narrowband and DTV access Internet customers and approximately 5 million revenue generating units, which are referred to as RGUs. At such date, NTL’s penetration rates were approximately 32.1% telephone penetration, 26.6% cable television penetration and over 34.7% overall customer penetration.

          Throughout 2002, NTL’s primary objective was to conserve capital, reduce customer churn, focus on customer upsell and complete the decentralization of NTL’s consumer business. As NTL entered 2002, it decided to preserve capital and curtailed its sales and marketing activities, which yielded a decline in NTL’s gross activation rate from 112,000 additions in the fourth quarter of 2001 to 105,800 additions in the fourth quarter of 2002. The reduction in activity surrounding new customers permitted NTL to focus on existing customers and subsequently NTL’s churn rate declined from 21.3% in the fourth quarter of 2001 to 15.9% in the fourth quarter of 2002. In addition to providing its customers with better service, NTL also continued its efforts to upsell customers with Internet and Digital TV packages, ending the fourth quarter of 2002 with over 517,000 broadband Internet subscribers and over 70% of NTL’s digital TV customers taking its Family Pack bundle, which consists of over 100 TV channels for £25.50 per month including telephone line rental. The decentralization of NTL’s consumer business has given ownership of the customer back to the local level managers, who are predominantly responsible for the improvements in churn reduction and customer experience. NTL’s six regional business units are London, East South East, South, North East, North West and Celtic (Wales, Scotland and Northern Ireland).

          Broadband Internet (which refers to Internet access at speeds at or greater than 128 kilobytes per second (Kb/s)) usage by residential customers is a relatively new and undeveloped market. However, NTL believes the most effective strategy to maximize revenues and penetration for its residential offerings is to bundle together telephone, cable television and Internet services, which includes broadband Internet services. NTL’s product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

          NTL’s core local access network typically consists of optical fiber connected to distribution points, or nodes, from which NTL provides coaxial cable and two copper pair telephone wires into each home. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. This cabling enables the provision of two telephone lines, an analog or digital television service and a high-speed cable modem service to each customer’s home.

          When NTL first started building its network in the early 1990s, the UK became the first country in the world where TV, phone and Internet could all be connected to the home via a single cable. Almost a decade later, that same network design is being used to service today’s growth in broadband services.

          NTL’s fiber network has the capability to carry telephone services as well as high-speed data services. Although this is not a service that NTL provides, or has any current plans to provide, NTL’s fiber network is capable of supporting digital subscriber lines, or DSL, which consist of a bi-directional 2 megabytes per second (Mb/s) connection capable of supporting 30 voice channels and enable the provision of higher capacity services to business customers. NTL is able to support digital and interactive services as well as advanced video services over its network through cable modems that enable Internet access at almost 20 times the speed of conventional dial up access.

          NTL’s cable modem broadband Internet service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company’s local area network, or LAN. NTL has in place the next generation of network technology using IP over optic fiber cable technology in its core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, resulting in growth at lower unit cost and positioning NTL to provide high speed broadband access on a mass scale.

Internet access

          In March 2000, NTL launched a free, unmetered Internet access service for residential customers to supplement its existing, metered (1 pence/minute) dial-up access service offering. Both products were marketed under the name ‘ntl World’. The free unmetered service proved popular and over 650,000 customers subscribed for this service.

          Throughout 2001, Internet penetration and usage (hours online/week) both increased and customers have continued to migrate to flat-rate, unlimited access packages, demonstrating a willingness to pay more for superior access services.

          In January 2002, NTL announced the replacement of its free, unmetered service with a flat-rate, unmetered package called ‘ntl Unlimited’, which offers Internet access at any time for a flat monthly fee of £10. In the fourth quarter of 2002, NTL launched a dual package called ‘Phone & Surf’, offering Internet access at any time combined with unlimited local and national calls at anytime for £19 per month (in addition to standard line rental). NTL’s metered Internet service ‘ntl pay as you go’ continues to be offered at a fee of 1 pence per minute.

          From February to December 2002, NTL migrated over 440,000 customers from the free unmetered service to the paid-for metered or unmetered or broadband packages, with approximately 172,000 customers of the free unmetered service discontinuing service in December 2002. As of December 31, 2002, NTL had approximately 123,000 customers for its metered ‘Pay as you Go’ dial-up Internet service, and approximately 320,000 customers for its unmetered ‘Unlimited’ service.

Broadband Internet access

          In 1999, NTL was the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of its local cable franchise networks to the Internet at up to twenty times the speed possible over standard telephone lines.

          As of December 31, 2002, NTL had 517,000 broadband customers. Approximately 85% of NTL’s networks are currently able to provide this service to its customers.

          When NTL launched its broadband Internet service, it offered a single tier of service: 512 Kb/s. NTL has since added two additional tiers: a competitively priced 128Kb/s tier and a 1024Kb/s (1Mb/s), the fastest Internet access available to residential UK customers. NTL also upgraded its 512Kb/s service to 600Kb/s, to provide a distinct advantage over competing DSL services, which are generally limited to speeds in the region of 512Kb/s. The service is an “always on” service, eliminating logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of NTL’s broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128Kb/s and 600Kb/s services are currently offered at flat rates of £14.99 and £24.99 per month, respectively, including the rental of a cable modem. This compares with the current prices a 512Kb/s ADSL service from Freeserve (£27.99 per month) and BT Broadband (£27 per month), each of which require the customer to purchase a DSL modem at a cost of approximately £85. In the first quarter of 2002, NTL was the first to launch a 1Mb/s service at a price of £49.99 per month. On January 1, 2003, this price was reduced to £34.99 per month.

Franchise customers

          NTL first introduced a bundled cable service to its franchise customers in 1996, when it implemented a promotional pricing and packaging structure called “Choices.” Since then, NTL has continued to refine and enhance its offerings. The packages NTL currently offers to the majority of its UK residential franchise customers, comprise:

•	telephone service, including a second telephone line for an additional charge unless the customer decides not to take television;

•	narrowband Internet access service, if the customer takes a telephone service;

•	broadband Internet access service;

•	all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

•	interactive television services.

          NTL’s packaging and pricing are designed to encourage its customers to use multiple services such as dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and TV, or triple telephone, TV and Internet access. Among other telecommunications companies in the UK, only Telewest, which does not offer its cable services in our service areas, is able to offer the full range of services we provide (see table below). Unlike NTL’s telephone service, which allows customers to connect directly to NTL’s network, BSkyB’s telephone service, Sky Talk, is a service reselling BT’s telephone service, and requires BSkyB’s customers to retain and separately pay for their BT line rental.

	Internet	TV	Telephone

NTL	✓	✓	✓
BT	✓	X	✓
BSkyB	X	✓	X
Telewest	✓	✓	✓

Cable television

          The selection of analog cable channels that NTL currently offers to its customers varies based on the particular network area. This variation is a result of the different channel offerings NTL has inherited as a result of its acquisitions of various cable networks over the past several years. Variations between network areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB’s satellite platform, NTL also offers to all of its customers, through its joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row” that NTL rolled out to its customers beginning in March 1998. NTL’s joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

Interactive services

          NTL has moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. NTL is currently aggregating a broad range of interactive content into a service that can be deployed as part of its interactive television offering to its residential customers. NTL’s interactive offering comprises a free television e-mail service and a “walled garden” of partner websites.

          NTL has established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, weather, sports and local content. Interactive content is organized into channels, including news & weather, sport, travel, lifestyle, money, entertainment and shopping. NTL’s partners include Sainsbury’s, Iceland, eBay, WHSmith PC World and Bloomberg. The travel channel includes content partners such as Thomascook.com, ebookers, Lastminute.com and British Airways and the money channel features content partners such as Abbey National, The Halifax and MX Moneyextra.

          NTL also offers additional channels providing up to date news and weather information, games and educational content. Where appropriate, NTL’s contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. NTL also derives revenues from the advertising opportunities that exist across its interactive service offering.

Telephony

          In 1999, NTL launched the NTL “3-2-1” call plan for its residential franchise customers pursuant to which national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. A five pence connection charge is payable with each call under the NTL “3-2-1” plan. NTL is able to offer this plan by using its national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from its local franchise networks. In 2002, NTL launched its new “Talk” plans, which include “Talk Unlimited” with unlimited local and national calls on evenings and weekends for £8 per month and “Talk Unlimited 24” which includes unlimited local and national calls at anytime for £15.50 per month. The price of NTL’s Talk plans is in addition to standard line rental. Although the number of calls is unlimited under these plans, the duration of each call must be 60 minutes or less to qualify.

Wholesale Internet

          NTL’s wholesale Internet access group provides solutions including network services, call center operations and customer provisioning and billing to leading UK ISPs, including AOL, Virgin.net and Tesco.net. NTL initially launched this service with a dial-up Internet offering in 1995 and in December 2002 it added wholesale cable modem services to the line-up via an arrangement with AOL.

Indirect access

          As of December 31, 2002, NTL had approximately 91,000 off-net customers (customers who are not directly connected to its network) of which approximately 69,000 were also customers of its ntlworld Internet service.

Customer management systems

          For most of its franchise areas, NTL uses billing and customer management systems that enable it to control all aspects of a customer’s account for both telecommunication and television products. NTL currently operates a number of billing systems inherited from the different operations it has acquired. It is in the process of merging these different systems onto a single Internet-based platform, which it expects will reduce costs, improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction.

II. ntl: business

          The primary objective of NTL’s business services division, “ntl: business,” is to provide a comprehensive range of voice, data and application based communications services for NTL’s business customers.

          NTL’s existing customer base includes both private and public sector organizations such as TXU, HSS, EDS, Cambridge County Council, Hertfordshire County Council, London Borough of Lambeth and Brighton & Hove Council.

          NTL’s business strategy is to fully exploit its superior network capability and place an increasing emphasis on broadband products and services. Rather than simply offering its customers a lower price for their existing service, NTL offers a package of standard services designed to address all their communications needs at a price which offers good value. For its smaller business customers, NTL provides a range of bundled packages based on its standard services and standard terms and conditions. For its larger customers, NTL offers services that are tailored for their specific needs.

          ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, NTL commenced a program to integrate the skills and abilities of employees from ntl: business, X-Tant and ConsumerCo’s small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is NTL’s acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers.

          During 2002, NTL continued to focus on customer service improvement, developing customer support systems, and enhancing its product line-up. In addition, NTL is increasingly focusing specific sales and marketing efforts on winning business customers in its franchise areas and increasing revenue from its existing customers.

          NTL’s network already passes within approximately 200 meters of more than 570,000 business premises in the UK. NTL believes that the architecture and reach of its network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. NTL plans to exploit demand for broadband services primarily through its broadband cable modem product, which was launched in the second quarter of 2001, and its E-1 Direct Internet Access Service. NTL will continue to market its standard products and services ranging from telephony and Internet access to data and managed services. NTL will deliver these services via copper wire, coaxial cable, fiber and wireless.

          In 2003, NTL intends to implement a new strategy in which there will be an ever-increasing focus on cash generation and the exploitation of the local network. The business is currently being re-structured into four regions, centered on existing franchise networks, which will be Northern, London and the South-East, Southern and Celtic.

          In October 2000, NTL opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the UK. Under this business model, NTL has developed sophisticated marketing programs for its target customer base. In the second quarter of 2001, NTL added broadband services to the business bundle. In December 2001, NTL launched a new web site allowing customers to self provision a range of products and view their bills on-line. In 2002, NTL continued to expand the reach of its broadband services and launched three important new products:

•	Carrier Pre-Select – allowing access to NTL’s network for off-net business customers; and

•	Intelligent Contact Management – allowing business customers to create ‘intelligent’ call or contact centers.

          NTL will continue to utilize its national capabilities and the expertise of its locally focused account management and technical support teams to target on-net customers and increase penetration.

          NTL offers the following business products and services to its business customers:

•	Access Services that connect NTL’s customers to NTL for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, also known as ISDN30. NTL believes these and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers.

•	Managed Voice Services/Virtual Private Networks that are best illustrated by NTL’s central exchange “Centrex” service. Through this service NTL provides its customers with business exchange lines configured as a “virtual PABX,” where it provides the services normally associated with a traditional PABX, a device which routes calls through internal lines located at a customer’s premises. NTL provides these services on a rental basis, which allows its customers to avoid the expense associated with an outright capital purchase and maintenance costs.

•	Managed Data Services that include point to point private circuits at speeds of multiples of over 2Mb/s and individually tailored 100Mb/s and 155Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM.

•	Managed Local Area Networks (LANs), in order to support the developing needs of its business market, NTL has established significant capabilities that enable it to fully manage LANs or to design, project manage and integrate new LAN platforms for its customers.

•	08xx Services that include free local and national call services together with a range of other routing features based on NTL’s network. These services enable NTL’s customers to manage inbound calls and establish varying tariffs for their customers to contact them.

•	Internet Services, that include E-1 Direct Internet Access and DSL. The range of services NTL provides also includes the provision of simple, inexpensive software to enable its customers to begin doing business over the Internet.

          NTL has a variety of alternative methods to carry its national telecommunications network over the “last mile” to the premises of those customers which are located outside of NTL’s franchise area:

•	Obtaining permits to construct telecommunications networks, and building out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer.

•	Leasing circuits on the local networks of other service providers to connect to its customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it.

•	Connecting customers to NTL’s national telecommunications network via its extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and NTL customers.

Competition

          NTL faces significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television.

Consumer Services

          NTL competes primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than NTL’s.

According to the Office of Telecommunications, or OFTEL, as at June 2002, BT serviced 82.5% of UK residential telephone exchange line customers. NTL’s growth in telecommunications services, therefore, depends upon its ability to convince BT’s customers to switch to NTL’s telecommunications services. NTL believes that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although NTL intends to remain competitive, in the future it may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, NTL may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect NTL. In addition to BT, other telecommunications competitors could prevent NTL from increasing its share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001, which may increase the appeal of indirect access operators, whose discounted call charges may undercut NTL.

          NTL also competes with mobile networks. This technology may grow to become a competitive threat to NTL’s networks, particularly if call charges are reduced further on the mobile networks. NTL’s tower services group may enable NTL to benefit from the growth in this technology. There can be no assurance, however, that NTL will be able to compete successfully with such telecommunications operators.

          NTL believes that it has a competitive advantage in the residential market because it offers integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. The packages NTL currently offers to the majority of its UK residential franchise customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. NTL’s packaging and pricing are designed to encourage its customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Of NTL’s competitors, only Telewest, which does not offer its services in NTL’s franchise areas, is able to offer the full range of services NTL provides. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

          BSkyB currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

          NTL’s cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-per-view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. NTL expects that, in the future, it may face competition from programming provided by video-on-demand services. In addition, BSkyB has access to various movie and sports programming content, with which it creates some of the most popular pay TV channels in the UK. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of NTL’s cable TV service, but also because NTL is dependant upon the supply of these Sky premium channels allowing BSkyB, subject to applicable regulation, to influence pricing and bundling.

Business Telecommunications

          NTL faces a wide range of competitors in the UK market. The nature of this competition varies depending on geography, product and the opportunity size. Only BT and Telewest have both extensive local access networks and a national backbone network, however, as Telewest’s local networks do not overlap with NTL’s networks NTL does not compete with them to any material extent; in all opportunities BT would be a major competitor. Cable and Wireless and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets as does Worldcom, however, they do not own network to any material extent and rely on wholesale arrangements to supply their customers.

          Colt has an extensive network particularly in London and also focuses on large enterprise/corporate accounts; “Thus” has a network in Scotland, principally in Edinburgh and Glasgow and “YourCom” has a network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME market and in larger enterprise/corporate accounts.

          Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service and NTL expects price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in NTL’s existing markets or that NTL will be able to continue to compete successfully with such competitors in the business telecommunications market.

Government Regulation

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

          We do not hold these licenses. NTLG, the NTL company which provides management services to us holds each of the above licenses and operates our network pursuant to the licenses it holds. NTLG’s telecommunications license has a duration of 25 years, running from June 23, 2000 and its cable license has a duration of 15 years, running from January 1, 2000. Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

Price Regulation

          BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In July 2002, OFTEL confirmed that BT would be subject to a requirement to introduce a new wholesale indirect access product designed to stimulate competition in the calls market. A safeguard price cap of RPI-RPI to prevent increases in the bills of the lowest spending 80% of residential customers by spend would remain in place until this product was fully implemented by BT and was being used by other operators to provide services. After that, a safeguard cap of RPI+0 would remain in place to peg prices to the rate of inflation, pending a further review of the retail market in 2004.

          We are not subject to the same scrutiny and control by OFTEL of our retail telephone prices as BT, given our non-dominant status in the market. However, we are subject to prohibitions on undue preference and undue discrimination in our cable television pricing. We are also required to publish our standard prices, terms and conditions for cable television services.

Number Portability

          The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. We have a process in place to comply with our existing obligations and we are now in the process establishing arrangements with other operators.

Local Loop Unbundling

          In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high-speed information services.

          Local loop unbundling could allow us to increase our broadband off-net subscriber base, although we are not currently pursuing this initiative. Local loop unbundling could also increase competition for us, as it will also allow other providers of broadband Internet access services to provide services to current or potential customers of ours. A number of companies, such as Freeserve, have started to market broadband services using BT’s local loop.

Interconnection

          Through the agency of NTLG, we have access to interconnection at wholesale rates to other operators, such as BT.

Open Access to Cable Infrastructure

          In April 2001, OFTEL issued a statement on regulated access to cable infrastructure (referred to as “open access”). The conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSkyB

          In December 2002, the Office of Fair Trading, or OFT, announced that it had concluded its investigation of whether BSkyB has acted in breach of the UK Competition Act 1998, in particular by:

•	Exerting an anti-competitive ‘margin squeeze’ on rival distributors of Pay TV;

•	Pricing its channels in the form of anti-competitive ‘mixed bundling’;

•	Giving anti-competitive discounts to distributors.

          The conclusion of the OFT’s analysis are that:

•	BSkyB has a dominant position for the wholesale supply of certain premium sports and film channels;

•	With a borderline result, there are insufficient grounds for finding that BSkyB had abused a dominant position by exerting an anti-competitive margin squeeze against rival distributors of Pay TV; or

•	There are insufficient grounds for finding that BSkyB had abused a dominant position in respect of the mixed bundling of its channels; and

•	BSkyB had not been found in breach of competition law.

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

          In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions that are inconsistent with EC law.

          The Competition Act, as well as OFTEL’s regulations, limits the types of agreements and arrangements NTL can enter into. For example, we may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by us.

The Enterprise Act

          The Enterprise Act received Royal Assent on 7 November 2002. It covers a range of measures to enhance business through strengthening the UK’s competition law framework, transforming the approach to bankruptcy and corporate rescue, and empowering consumers.

          The main reforms in the Act are:

          Competition. To a large extent rather than the Secretary of State, independent, competition bodies will now take decisions on merger and market investigations using competition-based tests. This competition-based test will replace the existing public interest test and will assess whether the merger will lead to a “substantial lessening of competition”. A new jurisdictional threshold on turnover replaces the old gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will qualify for investigation.

          The competition authorities will issue comprehensive guidance on the new regime. They will be obliged to consult on and give reasons for all significant decisions. There will be a new right of appeal to the Competition Appeals Tribunals, or CAT, in merger and market inquiries. Inquiries will have to be completed within statutory maximum timetables. Reforms to the Competition Commission’s procedures will allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

          Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and imprisoned for up to 5 years. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered due to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where no prior decision is available, claims may be pursued in the High Court.

          Consumer Protection. Stop Now Orders will now be extended to protect consumers from traders (including companies like us) who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, such as failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

          Designated consumer bodies will be empowered to make ‘super-complaints’ to the OFT about features of a market which are harming consumers. The aim is to address situations were markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days. This will significantly strengthen the voice of consumers on competition matters.

          Insolvency. The Act reforms corporate insolvency law by streamlining the administration procedures; making them quicker, more flexible, easier to access and fairer.

Mobile Phone Termination Charges

          On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL proposed a charge cap on future termination rates of RPI -12% over four years.

          It was announced on January 22, 2003, that the Competition Commission’s findings supported OFTEL’s view that consumers pay too much for calls to mobile phones and that the mobile operators must cut their termination charges for these calls. Following the Director General’s reference to the Competition Commission in January 2002, the Competition Commission has reached the following conclusions:

•	operators are overcharging customers by up to 40 percent for terminating calls onto their networks;

•	callers to mobile phones have no choice but to pay the termination charge set by the mobile operator, which means that there is little incentive for the operators to reduce their charges towards their actual cost;

•	there should be a 15 percent cut in call termination charges for all mobile operators by 25 July 2003; and

•	further charge controls for termination rates should be introduced after July: RPI-15% for O2 and Vodafone, and RPI-14% for Orange and T-Mobile. The charge controls should run for three years until 2005-06.

          OFTEL has accepted the Competition Commission’s conclusions and will now consult on the amendment to each mobile operator’s license in the light of these recommendations. The mobile operators have said that they intend to seek a judicial review of the Competition Commission’s investigation, and as at today’s date, T-Mobile and Vodafone have filed an application for judicial review with the Court.

Communications Bill

          In December 2002, the UK Government introduced a Communications Bill intended to incorporate into UK law a series of EU Directives, and create a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

          The proposed legislation includes a number of other significant changes to the existing regulatory regime, including:

•	The abolition of individual network licenses, to be replaced with ‘general authorizations’;

•	A new framework for imposing access rules on all platforms which have ‘Significant Market Power’ – closely related to the market dominance principle;

•	Rights and obligations currently applied to infrastructure-based operators only will be extended to service providers; and

•	Content rules will be applied in a ‘light touch’ fashion and Internet content is not intended to be regulated at all.

European Union Legislation

          Our business is further regulated by the EU under various European Commission Directives. In February 2002, the European Union adopted a package of legislative measures, which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

          The UK Government must now implement these directives into UK law no later than July 24, 2003, and intends to do so with the enactment of the Communications Bill. This will have a number of important effects on the current regulatory regime, including the abolition of existing individual Telecommunications Act licenses, to be replaced with a General Authorization. Regulators will be required to undertake a review of individual communications market sectors with a view to identifying the level of competition in those sectors, and which companies if any have Significant Market Power (SMP) (equivalent to a dominant position in competition law). A finding of SMP will lead to the imposition of specific controls such as price controls or open access requirements.

Research and Development

          We do not carry out research and development activities.

Patents, Trademarks, Copyrights and Licenses

          We do not have any patents, trademarks, copyrights or licences. NTLG owns and has the right to use registered trademarks, which are used by us through an agency agreement. These trademarks in some cases are, and in others may be, of material import to our business, including the “ntl:” logo. NTLG, and consequently, we, are substantially dependent on the licenses granted by the legislative agencies, which regulate our respective businesses. The loss of any one or more of those licenses could have a material adverse effect on our business and financial condition.

Customers

          No material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us.

Employees

          As the management of our business is performed by NTLG, we do not have any employees on our payroll.

ITEM 2. PROPERTIES

          The Partnership does not own or lease any properties. NTL South Herts owns a freehold property at 9 Greycaine Road, Watford for use as offices and to house network equipment.

ITEM 3. LEGAL PROCEEDINGS

          The Partnership is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of the management, the amount of ultimate liability with respect to these actions will not materially affect the Partnership’s financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          While the Partnership’s interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 28, 2003, the approximate number of holders of limited partnership interests in the Partnership was 5,200.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth certain financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

South Hertfordshire United Kingdom Fund, Ltd.

	Years ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Revenues	$29,552,065	$28,354,653	$26,310,898	$28,345,316	$28,396,020
Cost of Goods Sold	(10,772,887)	(12,277,725)	(10,366,295)	(10,837,197)	(11,785,683)
Selling, General and Administrative Expenses	(329,325)	(253,634)	(99,892)	(224,211)	(228,330)
Management Fees and Allocations from General Partner	(12,035,660)	(11,901,237)	(13,128,873)	(10,447,802)	(8,173,374)
Depreciation	(7,595,523)	(14,629,055)	(4,759,437)	(6,279,976)	(4,119,297)
Restructuring Costs	(1,488,502)	(2,307,942)	—	—	—

Operating (Loss) / Income	(2,669,832)	(13,014,940)	(2,043,599)	556,130	4,089,336
Interest Income	—	—	—	—	39,777
Interest Expense	(1,587,925)	(1,577,428)	(3,217,052)	(3,322,569)	(3,743,532)

(Loss) / Income before Minority Interest	(4,257,757)	(14,592,368)	(5,260,651)	(2,766,439)	385,581
Minority Interest	768,837	4,723,504	1,665,805	797,107	(249,713)

Net (Loss) / Income	$(3,488,920)	$(9,868,864)	$(3,594,846)	$(1,969,332)	$135,868

Net (Loss) / Income per Limited Partnership Unit	$(60.67)	$(171.60)	$(62.51)	$(34.24)	$2.36
Weighted Average Number of Limited Partnership Units Outstanding	56,935	56,935	56,935	56,935	56,935
Balance Sheet Data:
Total Assets	$58,973,664	$59,167,848	$70,366,262	$73,021,980	$77,814,972
Accounts Payable to Affiliates/Related Parties	62,691,338	58,599,365	32,690,227	21,114,583	19,157,847
Long Term Debt	—	—	21,618,413	29,014,559	32,028,350
General Partner’s Deficit	(524,377)	(489,488)	(390,799)	(354,851)	(335,158)
Limited Partners’ Capital/(Deficit)	(2,913,157)	540,874	10,311,049	13,869,947	15,819,586
Minority Interest	—	739,160	5,645,599	7,883,670	8,912,532

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources

          NTL’s Completed Restructuring

          On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), the ultimate parent of our General Partner, NTL Europe, Inc. (then known as NTL Incorporated) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor was our operating subsidiary or the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, the indirect parent company of our General Partner, emerged from Chapter 11 reorganization.

          Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets and the ultimate parent company of our General Partner. Prior to consummation of the Plan, NTL Incorporated was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

          Background of Restructuring

          Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of the former ultimate parent company of our General Partner, then known as NTL Incorporated (now NTL Europe, Inc.) and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the former NTL Incorporated and its subsidiaries had no further funds available, or were unable to draw upon funds under its credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the former NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

          Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, the former NTL Incorporated commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

          The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

          On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communication (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million to the current NTL Incorporated and its subsidiaries under the DIP facility).

          As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

          The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

          The Partnership

          The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As of December 31, 2002 the Partnership had current liabilities of $2,694,392 due to NTL Group companies, and consolidated current liabilities of $62,691,338 due to NTL Group companies. Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) the Partnership will be required to fund its administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that the Partnership will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, the Partnership is dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet its liquidity requirements for the foreseeable future.

          NTL South Herts

          On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was cancelled and the facility reduced to £20,000,000. The facility was repaid in full on February 21, 2001.

          As of December 31, 2002, NTL South Herts had current liabilities of $59,996,946 due to NTL Group companies.

          Inflation

          On average, inflation rates in the UK economy have been relatively low over the past three years. Although long term inflation rates are difficult to predict, the General Partner believes it has the flexibility in operations and capital structure to maintain a competitive position.

          Selected Operating Data

          The following table sets forth certain data of the Partnership as of December 31, 2002.

December 31,
2002

Homes passed (1)	91,749
Homes marketed (2)	91,749
Total customers	32,018
Digital Cable Subscribers	20,681
Analog Cable Subscribers	5,023
Broadband Subscribers	5,741
Telephony Subscribers	29,069
Penetration (Homes marketed) (3)	34.9%
Churn (4)	12.9%
Average monthly revenue per Customer	£47.11

(1)	Homes passed is the number of homes that have ducting buried outside.

(2)	Homes marketed is the number of homes activated for which the initial marketing phase (including door to door direct marketing) has been completed.

(3)	Penetration rate is calculated by dividing the number of customers by the number of homes marketed.

(4)	Churn is the number of customers not continuing with any of the company’s products expressed as a percentage of the total number of customers.

          Consolidated Statement of Cash Flows

          Net cash outflow for the year ended December 31, 2002 was $nil. The cash inflow from operating activities was $1,878,445, which includes a decrease in accounts payable to affiliates and related parties of $1,580,721 in the year ended December 31, 2002. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $1,878,445.

          Net cash outflow for the year ended December 31, 2001 was $nil. The cash inflow from operating activities was $26,331,074, which reflected the increase in accounts payable to related parties of $26,200,073 for the year ended December 31, 2001. The inflow was applied to investment in the roll out of digital services to customers, which amounted to $5,398,631 and the repayment of the principal on the South Herts Credit Agreement of $20,919,270.

          Contractual Obligations and Commercial Commitments

          The Partnership has no significant contractual obligations and commercial commitments as of December 31, 2002.

          Critical Accounting Policies

          The consolidated financial statements of the Partnership and related financial information are based on the application of accounting principles generally accepted in the United States, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Partnership’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	A subsidiary of NTL provides infrastructure and management support services to the Partnership and NTL South Herts. The related charges represent the Partnership’s portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges made on the basis of an allocation formula appropriate to each category of charge. The allocation is based on management’s judgment of a reasonable methodology given the facts and circumstances.

•	The Partnership’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of an adverse outcome is probable and the amount is capable of estimation.

•	The Partnership reviews long-lived assets for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets are assigned useful lives which impact the annual depreciation expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

          Results of Operations

          Consolidated financial information for the Partnership for the years ended December 31, 2002, 2001 and 2000 is as follows (“NM” denotes percentage is not meaningful):

	Year ended
	December 31,		Increase/(Decrease)

	2002	2001	$	%

Revenues	$29,552,065	$28,354,653	$1,197,412	4.2
Cost of goods sold	(10,772,887)	(12,277,725)	(1,504,838)	(12.3)
Selling, general and administrative expenses	(329,325)	(253,634)	75,691	29.8
Management fees and allocated overhead from the General Partner	(12,035,660)	(11,901,237)	134,423	1.1
Depreciation	(7,595,523)	(14,629,055)	(7,033,532)	(48.1)
Restructuring costs	(1,488,502)	(2,307,942)	(819,440)	(35.5)

Operating loss	(2,669,832)	(13,014,940)	(10,345,108)	(79.5)
Interest expense	(1,497,775)	(1,490,718)	7,057	0.5
Other	(90,150)	(86,710)	3,440	4.0

Net loss before minority interest	(4,257,757)	(14,592,368)	(10,334,611)	(70.8)
Minority interest	768,837	4,723,504	(3,954,667)	(83.7)

Net loss	$(3,488,920)	$(9,868,864)	$(6,379,944)	(64.6)

	Year ended
	December 31,		Increase/(Decrease)

	2001	2000	$	%

Revenues	$28,354,653	$26,310,898	$2,043,755	7.8
Cost of goods sold	(12,277,725)	(10,366,295)	1,911,430	18.4
Selling, general and administrative expenses	(253,634)	(99,892)	153,742	153.9
Management fees and allocated overhead from the General Partner	(11,901,237)	(13,128,873)	(1,227,636)	(9.4)
Depreciation	(14,629,055)	(4,759,437)	9,869,618	207.4
Restructuring costs	(2,307,942)	—	(2,307,942)	NM

Operating loss	(13,014,940)	(2,043,599)	(10,971,341)	536.9
Interest expense	(1,490,718)	(3,125,930)	(1,635,212)	(52.3)
Other	(86,710)	(91,122)	(4,412)	(4.8)

Net loss before minority interest	(14,592,368)	(5,260,651)	9,331,717	177.4
Minority interest	4,723,504	1,665,805	3,057,699	184.7

Net loss	$(9,868,864)	$(3,594,846)	$6,274,018	174.5

          2002 compared with 2001

          Revenues of the Partnership increased $1,197,412 for the year ended December 31, 2002, from $28,354,653 in 2001 to $29,552,065 in 2002. The increase is mainly due to an increase in the number of customers taking broadband Internet services. In 2002, the number of broadband customers increased by 5,619 from 122 as of December 2001 to 5,741 as of December 2002. This increase was offset by a decrease in the number of cable television and telephony customers.

          The South Herts System served approximately 25,704 basic cable television customers and 29,069 residential telephony lines as of December 31, 2002, compared to 27,231 basic cable television customers and 30,198 residential telephony lines as of December 31, 2001.

          Cost of goods sold decreased $1,504,838 or 12.3% for the year ended December 31, 2002, from $12,277,725 in 2000 to $10,772,887 in 2002. The decrease in cost of goods sold is due primarily to efficiencies and cost savings generated by NTL and partially to a decrease in customers.

          Selling, general and administrative expenses increased $75,691 for the year ended December 31, 2002 from $253,634 in 2001 to $329,325 in 2002 primarily as a result of changes in the exchange rate of US dollars to UK pounds.

          Management fees and allocated overhead from the General Partner increased $134,423 for the year ended December 31, 2002 from $11,901,237 in 2001 to $12,035,660 in 2002. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns. Management fees and allocated overhead increased during the year despite the allocation to NTL South Herts of the net decrease in NTL’s costs resulting from the following:

•	As a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase the Company’s costs by approximately $568,000, for the year ended December 31, 2002.

•	During the year NTL undertook a review of certain balance sheet accounts which identified that there were accruals that were no longer necessary in light of the resolution of the issues and other liabilities that such accruals sought to address. The review resulted in a decrease in the Company’s costs by approximately $620,000, for the year ended December 31, 2002.

          Depreciation decreased $7,033,532 for the year ended December 31, 2002 from $14,629,055 in 2001 to $7,595,523 in 2002. Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been depreciated over varying lives of between 7 and 40 years. Customer installation and cable converter costs are now depreciated over three years being the General Partner’s estimate of the average life of customer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs that would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being depreciated over the remainder of their revised useful economic lives.

          In the fourth quarter of 2002, the Partnership reviewed its fixed assets in accordance with FAS 144 in light of the lower valuation of the NTL group. The Partnership determined that no write down was required as a result of this assessment.

          Restructuring costs represents NTL South Herts’ share of the costs of NTL’s program of business rationalization and recapitalization process.

          Interest expense and other increased $10,497 for the year ended December 31, 2002 from $1,577,428 in 2001 to $1,587,925 in 2002 due to an increase in amounts payable to affiliates by the Partnership and a corresponding increase in the interest payable on outstanding balances due to affiliates.

          Minority interest represents NTL’s share of the losses of NTL South Herts.

          2001 compared with 2000

          Revenues of the Partnership increased $2,043,755 for the year ended December 31, 2001, from $26,310,898 in 2000 to $28,354,653 in 2001. In pounds sterling terms, revenue increased by 13.3% for the year ended December 31, 2001 The increase is mainly due to an increase in the number of customers taking digital cable television services and price increases in the first quarter of 2001. In 2001, the number of digital cable television customers increased by 6,985 from 13,016 customers as of December 31, 2000 to 20,001 customers as of December 31, 2001. This increase in digital cable television customers resulted in the average revenue per customer increasing from $35.97 per month in 2000 to $41.14 per month in 2001.

          The South Herts System served approximately 27,231 basic cable television customers and 30,198 residential telephony lines as of December 31, 2001, compared to 27,011 basic cable television customers and 33,945 residential telephony lines as of December 31, 2000. Also, during 2001 NTL South Herts launched its broadband service and as of December 31, 2001 NTL South Herts had 122 broadband customers.

          Costs of goods sold increased $1,911,430 or 18.4% for the year ended December 31, 2001 over the similar period in 2000 from $10,366,295 in 2000 to $12,277,725 in 2001. The increase in cost of goods sold is attributable to the increase in revenue.

          Selling, general and administrative expenses increased $153,742 for the year ended December 31, 2001 from $99,892 in 2000 to $253,634 in 2001 primarily as a result of changes in the exchange rate of US dollars to UK pounds.

          Management fees and allocated overhead from the General Partner decreased $1,227,636 for the year ended December 31, 2001 from $13,128,873 in 2000 to $11,901,237 in 2001. The decrease in management fees and overhead was due to the attribution of costs from the larger NTL UK Group to NTL South Herts in 2001. The business of South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL Group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as returns are maximized by management as an integral part of a larger group to reap benefits of economies of scale.

          Depreciation increased $9,869,618 for the year ended December 31, 2001 from $4,759,437 in 2000 to $14,629,055 in 2001. Following the acquisition by NTL of CWC ConsumerCo (including NTL South Herts) in May 2000, a review of the book value and useful economic lives of the assets of NTL South Herts was undertaken. The significant change related to the book value and useful economic life of customer installation and cable converter costs. Previously, these costs had been amortized over varying useful economic lives of between 5 and 40 years. They are now amortized over three years being an estimate of the average life of consumer connection. This resulted in the catch up adjustment of $8 million, relating to those assets that would have been fully depreciated under the new policy. The net book values as of May 2000 of customer installation and converter costs acquired in the three years prior to May 2000 are being amortized over the remainder of their revised useful lives. The impact on these assets of the reduction of the estimated useful lives was $712,176 in 2001.

          Interest expense and other decreased $1,639,624 for the year ended December 31, 2001 from $3,217,052 in 2000 to $1,577,428 in 2001. The decrease was due to repayment in full of the principal on the South Herts Credit Agreement previously outstanding.

          Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Partnership on January 1, 2002. This Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Partnership.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Partnership on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

          On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The Partnership reports in US dollars. Therefore, the Partnership is exposed to fluctuations in the UK sterling US dollar exchange rate.

          The aggregate potential loss from a hypothetical one-percent fall in the UK £/ US $ exchange rate is $37,454 for the year ended December 31, 2002.

          The Partnership has no debt other than amounts due to affiliates. As of December 31, 2002, the Partnership had approximately $62 million in liabilities to NTL. Consequently, it has little interest rate risk.

RISK FACTORS

          The following risk factors concern both our business and, in most cases, NTL’s business generally. Because we rely on NTL and its subsidiaries, those risks are pertinent to us.

We have historically relied on NTL and its subsidiaries to meet our funding needs. NTL’s business is capital intensive and it has historically incurred losses and generated negative cash flows and there can be no assurance that NTL will be profitable in the future or that it will have sufficient liquidity to meet our cash flow needs, fund its working capital and capital expenditures and to meet its obligations under its existing debt instruments.

     We are a holding company with no independent operations or significant assets other than investments in and advances to our subsidiary. We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and other subsidiaries of NTL Incorporated. Thus, we are dependent on NTL’s financial health for our own.

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow, which NTL expects will continue for the foreseeable future. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the year ended December 31, 2002 of $2,375.8 million, and for the years ended December 31:

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require approximately £310 million ($499 million) to fund its working capital and capital expenditures, and payments it was required to make on the Effective Date pursuant to the Plan and the amendment of its UK credit facilities, net of cash from operations in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. NTL believes that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, and the $500 million in cash from the issuance of its Exit Notes and shares of NTL Incorporated’s common stock to the purchasers of the Exit Notes will be sufficient for its cash requirements during the twelve months from January 1, 2003 to December 31, 2003. It is possible that these sources of cash will be insufficient, resulting in NTL having to raise additional funds for liquidity. There can be no assurance that NTL will have the requisite access to new funding if the need arises.

     In addition, beginning in 2005, a series of principal payments will come due on NTL’s existing debt instruments as they approach their respective maturity dates. NTL’s ability to make these payments and meet our cash flow needs and its other ongoing funding requirements is dependent upon a number of factors, including NTL’s existing cash balances, the cash flow generated by its operating subsidiaries, and its ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional funds, and make required payments on its indebtedness.

We are a holding company that is dependent upon cash flow from our operating subsidiary to meet our obligations; our ability to access that cash flow may be limited in some circumstances.

     We are a holding company with no independent operations or significant assets other than our investments in and advances to our operating subsidiary. We depend, in part, upon the receipt of sufficient funds from our operating subsidiary to meet our obligations. In addition, the terms of existing and future indebtedness of us and our subsidiary and the laws of the jurisdictions under which that subsidiary is organized may limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

We are operationally completely integrated into NTL and thus are reliant on NTL’s management entirely for our business.

     Because we are operated as a fully integrated part of NTL, we are entirely dependant upon NTL’s management to manage our business. Thus, the success or lack of success of NTL’s management team as a whole will be directly correlated to our success or failure. If there is a material adverse effect on NTL’s business as a whole, it is likely we would experience such a material adverse effect as well.

NTL’s substantial leverage could adversely affect its financial health.

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. On a pro forma basis to give effect to NTL’s emergence from Chapter 11 reorganization as of December 31, 2002, the accreted value of NTL’s total long-term indebtedness would have been $6,540.1 million. This debt represents approximately 69.1% of its estimated total capitalization on a pro forma basis as of December 31, 2002.

     NTL’s substantial indebtedness, coupled with the relatively high effective interest rate on its Exit Notes, could adversely affect its financial health by, among other things:

•	increasing its vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates particularly for any borrowings at variable interest rates,

•	limiting its ability to obtain additional financing, if needed, and

•	requiring it to dedicate a substantial portion of its cash flow from operations to service its debt, which reduces the funds available for operations and future business opportunities.

NTL Incorporated is subject to restrictive debt covenants pursuant to its indebtedness.

     As part of the implementation of the Plan, NTL Incorporated issued $558.249 million principal amount of Exit Notes to certain of its creditors under the terms of an indenture. In addition, it amended the terms of its existing Senior Credit Facility and Working Capital Credit Facility.

     The indentures governing NTL Incorporated’s outstanding notes, including its Exit Notes, among other things, significantly restrict and, in some cases, prohibit its ability and the ability of most of its subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by its subsidiaries;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation of, or sell all or substantially all of its assets.

     Similar restrictive covenants are contained in the Senior Credit Facility and Working Capital Credit Facility that are applicable to NTL Incorporated and most of its subsidiaries. In addition, under its credit facilities, NTL Incorporated and its subsidiaries must comply with certain financial covenants specifying various financial performance levels that they are required to meet. In the event they were to fail to meet any of these covenant and were unable to cure such breach or otherwise renegotiate such covenants, the lenders under those facilities would have significant rights to seize control of most of NTL’s assets. Such a default, or a breach of any of the other obligations in the indenture governing the Exit Notes, could also trigger a default under the Exit Notes.

     The covenants in NTL Incorporated’s credit facilities and the indentures governing its outstanding notes and any future debt may significantly restrict NTL’s future operations. Furthermore, upon the occurrence of any event of default under the indentures governing NTL Incorporated’s notes, credit facilities or the agreements governing any other debt of its subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders accelerate the payment of those amounts, there can be no assurance that the assets of NTL Incorporated and its subsidiaries will be sufficient to repay in full those amounts.

The Chapter 11 reorganization of NTL Incorporated and certain of its subsidiaries, together with uncertainty over NTL’s financial condition, may harm our business and our brand name.

     Adverse publicity or news coverage regarding the recent Chapter 11 reorganization of NTL Incorporated, and certain of its subsidiaries and NTL’s financial condition could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL Incorporated’s Chapter 11 reorganization and NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Although the Plan was successfully consummated, there can be no assurance that such negative publicity will not adversely impact our results of operations or have a long-term effect on our brand.

     In addition, uncertainty during the recapitalization process may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

     The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, such as those related to the 3G mobile network, may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We are subject to significant competition in each of our business areas and we expect that competition will intensify – if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business – telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

     In addition, BSkyB has access to various movie and sports programming content, with which they create some of the most popular pay TV channels in the UK. We carry several of those channels on our systems. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB to influence pricing and bundling. Thus far, regulators have not disturbed the pricing arrangements imposed on us by BSkyB. NTL is currently negotiating with BSkyB a formal, long-term agreement for the supply of certain BSkyB channels, and believes this will be concluded amicably. However, in the event that we are unable to conclude an agreement successfully, NTL may be faced with uncertainty over the terms and charges of such supply, now and in the future.

     If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

NTL’s growth has been curtailed by funding constraints.

     NTL has significantly decreased the amount it is spending on capital expenditures due to liquidity constraints during the recapitalization process and expects to further reduce capital expenditures during 2003. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms – if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

          NTL has historically grown its business through acquisitions. This has resulted in its exposure to the risk of failing to successfully integrate those acquisitions, in particular, workforce, management, network and systems. A significant result of NTL’s growth through acquisitions is that it has inherited a variety of distinct billing and customer service systems from various companies that it has acquired. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service; however, it does not as yet have an integrated billing and operational platform. There can be no assurance that this integration project will be successful. If the full integration of NTL’s billing and customer service systems is not successful, NTL could experience an adverse effect on its customer service, churn rate and costs of maintaining these systems going forward. NTL could also experience operational failures related to billing and collecting revenue from its customers, which, depending on the severity of the failure, could have a material adverse effect on its business.

          Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although NTL cannot predict precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. If NTL undertakes additional internal reorganizations they will similarly likely negatively impact morale. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

One of NTL’s key strategies is to reduce customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

          NTL has experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to its network. One of NTL’s biggest challenges as it has grown has been to limit its customer churn. The successful implementation of NTL’s business plan depends upon a reduction in the percentage of customers that stop using its services.

          In order to reduce churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing system is not successful, it could experience an adverse effect on customer service and, in turn, the churn rate.

          NTL plans to increase its customer and revenue generating unit (referred to in this annual report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

          NTL’s ability to reduce churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services..

          Another part of our strategy to reduce churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, which would adversely impact our results of operations.

NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels following our recent restructuring.

          As a result of capital constraints imposed on NTL’s business during our recent restructuring, NTL has been engaged in a process of reducing expenditures in a variety of areas, including by way of a substantial reduction in capital expenditure, a reduction in the number of employees and the outsourcing of some functions. NTL’s prospects will depend in part on its ability to continue to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

Failure to successfully market broadband to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

          A significant component of NTL’s strategy is to successfully market broadband products to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

NTL is dependent upon a small number of key personnel.

          A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on NTL. NTL believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Although NTL has entered into employment contracts with all of its executive officers, those contracts cannot prevent such individuals from resigning. If an individual does resign, he or she is bound by certain non-compete clauses which may or may not discourage the individual from leaving.

NTL’s principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect it.

          NTL’s principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of NTL’s competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on NTL.

          NTL is also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce NTL’s range of programming and increase the costs of purchasing television programming or require NTL to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on NTL.

NTL is dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a small number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on NTL’s business.

          NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern rings would isolate NTL’s Irish networks from its UK networks for an extended period.

NTL does not insure the underground portion of our cable network.

          NTL obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, NTL does not insure the underground portion of its cable network. Substantially all of NTL’s cable network is constructed underground. Any catastrophe that affects NTL’s underground cable network could result in substantial uninsured losses.

We and NTL are subject to currency risk because we obtained significant financing and may in the future obtain additional financing in U.S. dollars but generally generate revenues and incur expenses in pounds sterling and Euros.

          We and NTL encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling and Euros while we pay interest and principal obligations with respect to a significant amount of our existing indebtedness in U.S. dollars. There can be no assurance that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

NTL’s broadcast services business is dependent upon ITV and other contracts.

          NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this annual report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

          Other NTL contracts include a contract for the provision of communications services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide such services.

          The loss of any one of these contracts could have a material adverse effect on NTL.

NTL’s broadcast services business is dependent upon site sharing arrangements with its principal competitor.

          As a result of, among other factors, a natural shortage of potential transmission sites and the difficulties in obtaining planning permission for erection of further masts, Crown Castle U.K. Ltd. and NTL have made arrangements to share a large number of tower sites. There can be no assurance that the site sharing arrangements will not be terminated. Termination of the site sharing arrangements would have a material adverse effect on NTL.

          Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date which is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle UK Ltd are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

Some provisions of the agreements governing the indebtedness of NTL Incorporated, us and our respective subsidiaries, certain provisions of our respective certificates of incorporation and NTL Incorporated’s stockholder rights plan could delay or prevent transactions involving a change of control of us or NTL Incorporated.

          We and NTL Incorporated may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our respective outstanding notes, and repay other indebtedness (including bank facilities). There can be no assurance that we or NTL Incorporated, as the case may be, will have available financial resources necessary to repurchase such notes or indebtedness in those circumstances.

          If NTL Incorporated cannot repurchase and repay this indebtedness in the event of a change of control, the failure to do so would constitute an event of default under the indentures and agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness. The threat of this could have the effect of delaying or preventing transactions involving a change of control of NTL Incorporated, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of its stockholders to approve transactions that they may deem to be in their best interest.

          NTL Incorporated’s stockholder rights plan and certain provisions of its certificate of incorporation may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL Incorporated. Certain provisions of our certificate of incorporation may have a similar effect with respect to a change of control involving us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	2002
	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	7,198,950	7,212,269	7,516,867	7,623,979
Operating loss	(488,042)	(401,880)	(125,303)	(1,654,607)
Net loss	(596,268)	(578,574)	(412,323)	(1,901,755)
Net loss per limited partnership unit	(10.37)	(10.06)	(7.17)	(33.07)

	2001
	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	7,023,325	7,030,445	6,912,705	7,388,178
Operating loss	(8,800,948)	(1,344,389)	(883,167)	(1,986,436)
Net loss	(6,278,312)	(1,132,564)	(802,219)	(1,655,769)
Net loss per limited partnership unit	(109.17)	(19.70)	(13.95)	(28.79)

          During the fourth quarter of 2002, the Company was charged $1.5 million by an affiliate of NTL in relation to NTL’s business rationalization program and its recapitalization process. During the fourth quarter of 2001, the Company was charged $2.3 million by an affiliate of NTL in relation to NTL’s business rationalization program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

Name	Age	Positions with the General Partner

Barclay Knapp	46	Director
Bret Richter	33	Director
Robert Mackenzie	41	Director and Secretary

Barclay Knapp has been a Director of the General Partner since February 21, 2002. He has been the President, Chief Executive Officer and a director of NTL since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. Mr. Knapp co-founded NTL in 1993 with George Blumenthal. Prior to NTL, Mr. Knapp was a co-founder of Cellular Communications, Inc. (CCI) in 1982, serving first as CFO and then later as President and COO. CCI was a pioneering US cellular telephone company that grew to become one of the industry’s leading players at the time of its sale to Airtouch in 1996 for $2.5 billion. In addition, CCI was the parent, and Mr. Knapp was COO, of Cellular Communications of Puerto Rico (CCPR) and Cellular Communications International (CCII) – the latter a founding partner of Omnitel in Italy. These companies were spun off from CCI in 1991 and ultimately sold to SBC (1999) and Mannesman (1998), respectively. Mr. Knapp is currently Chairman of ATX Communications, the successor to CoreComm, a US-based CLEC which also had its roots in the CCI companies and NTL.

Bret Richter has been a Director of the General Partner since January 10, 2003. Bret Richter is the Senior Vice President — Finance and Acting Chief Financial Officer of NTL. Mr. Richter is responsible for NTL’s finance activities, strategic initiatives, investor relations and capital raising efforts. Mr. Richter joined NTL in September 1994, and prior to his current responsibilities he held various positions in NTL’s Corporate Development Group including Vice President – Corporate Finance and Development. Prior to joining NTL, he was a member of the media and telecommunications investment banking group at Salomon Brothers Inc.

Robert Mackenzie has been Secretary and a Director of the General Partner since May 30, 2000. He joined International CableTel Incorporated in 1993, to establish the legal department in the UK and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Robert worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, take-overs, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd as Mergers & Acquisitions Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. Law Society Finals were taken at the College of Law, London.

ITEM 11. EXECUTIVE COMPENSATION

          The Partnership has no employees; however, various personnel are required to operate the South Herts System. Personnel are employed by NTL and its affiliates and, pursuant to the terms of the Partnership’s limited partnership agreement; NTL and its affiliates charge the cost of such employment to the Partnership as a direct reimbursement item. See Item “Certain Relationships and Related Transactions” for a description of the relationship between the Partnership and NTL.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          No person or entity known to the Partnership owns more than 5% of the limited partnership interests in the Partnership. No directors or executive officers of the General Partner beneficially own any of the limited partnership interests in the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership and as disclosed in the prospectuses for the Partnership’s public offerings.

The General Partner believes that the terms of such transactions, which are subject to the Partnership’s limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm’s-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

          An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephony system, this consulting fee was 2% of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5% of gross revenues, excluding revenues from the sale of cable television/telephony systems. Consulting fees paid or payable by the Partnership to NTL for the year ended December 31, 2002 totaled $1,477,606.

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

          The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership will be charged interest on such advances and deferred amounts. Interest charges incurred by the Partnership for the year ended December 31, 2002 amounted to $116,831.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Directors of the General Partner who serve as Chief Executive Officer and Acting Chief Financial Officer of NTL Incorporated*, the indirect parent of the General Partner, have conducted an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Directors of the General Partner concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership (including NTL Sourth Herts) required to be included in the Partnership’s reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have been no significant changes in the Partnership’s internal controls, or in other factors that could significantly affect the Partnership’s internal controls.

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See index to financial statements on page F-1 for the list of financial statements filed as a part of this Annual Report.

(2) Financial Statement Schedules

None

(3) Exhibits

See Exhibit Index on page 33.

(b)	The Partnership did not file a report on Form 8-K during the quarter ended December 31, 2002.

(c)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules - None

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 0-19889)

3.2	Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 0-19889)

4.1	Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Form S-1, filed on May 6, 1993, File No. 33-48400)

4.2	Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 0-19889)

21	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.*

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED
KINGDOM FUND, LTD.
a Colorado limited partnership

By:	Fawnspring Limited,
its General Partner

By:	/s/ Barclay Knapp

Barclay Knapp
Director of Fawnspring Limited
the General Partner of South Hertfordshire
United Kingdom Fund, Ltd.

Dated: March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Barclay Knapp Barclay Knapp	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 31, 2003

/s/ Bret Richter Bret Richter	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 31, 2003

/s/ Robert Mackenzie Robert Mackenzie	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.	March 31, 2003

*     The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

             I, Barclay Knapp, certify that:

1.	I have reviewed this annual report on Form 10-K of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Barclay Knapp

Barclay Knapp
Director of Fawnspring Limited,
the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

             I, Bret Richter, certify that:

1.	I have reviewed this annual report on Form 10-K of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Bret Richter

Bret Richter
Director of Fawnspring Limited,
the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

FORM 10K – ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002, and 2001
and for the Years Ended December 31, 2002, 2001, and 2000

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

REPORT OF INDEPENDENT AUDITORS

The Partners
South Hertfordshire United Kingdom Fund, Ltd.

          We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

London, England
March 27, 2003

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

ASSETS
Plant, property and equipment (net of accumulated depreciation of $65,341,704 and $51,716,191 at December 31, 2002 and 2001 respectively)	$58,877,094	$58,962,082
Other assets	96,570	205,766

Total assets	$58,973,664	$59,167,848

LIABILITIES AND PARTNERS’ DEFICIT
Current Liabilities
Accounts payable to affiliates and related parties	$62,691,338	$58,599,365

Total liabilities	62,691,338	58,599,365

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	—	739,160
PARTNERS’ CAPITAL/(DEFICIT)
General Partner-
Contributed capital	1,000	1,000
Accumulated deficit	(525,377)	(490,488)

	(524,377)	(489,488)

Limited Partners-
Net contributed capital (56,935 units outstanding at December 31, 2002 and 2001 respectively)	48,817,997	48,817,997
Accumulated deficit	(51,731,154)	(48,277,123)

	(2,913,157)	540,874

Accumulated comprehensive loss	(280,140)	(222,063)

Total partners’ deficit	(3,717,674)	(170,677)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$58,973,664	$59,167,848

The accompanying notes
are an integral part of these consolidated balance sheets.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31

	2002	2001	2000

REVENUES	$29,552,065	$28,354,653	$26,310,898
COSTS AND EXPENSES
Cost of goods sold (exclusive of items shown separately below)	(10,772,887)	(12,277,725)	(10,366,295)
Selling, general and administrative expenses	(329,325)	(253,634)	(99,892)
Management fees and allocated overhead from the General Partner	(12,035,660)	(11,901,237)	(13,128,873)
Depreciation	(7,595,523)	(14,629,055)	(4,759,437)
Restructuring costs	(1,488,502)	(2,307,942)	—

OPERATING LOSS	(2,669,832)	(13,014,940)	(2,043,599)
OTHER EXPENSE
Interest expense and other (interest payable to related parties amounted to $1,497,775, $1,228,360 and $1,075,982 in 2002, 2001 and 2000, respectively)	(1,587,925)	(1,577,428)	(3,217,052)

LOSS BEFORE MINORITY INTEREST	(4,257,757)	(14,592,368)	(5,260,651)
Minority interest	768,837	4,723,504	1,665,805

NET LOSS	$(3,488,920)	$(9,868,864)	$(3,594,846)

ALLOCATION OF NET LOSS (Note 1)
General Partner	$(34,889)	$(98,689)	$(35,948)
Limited Partners	(3,454,031)	(9,770,175)	(3,558,898)

NET LOSS	$(3,488,920)	$(9,868,864)	$(3,594,846)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(60.67)	$(171.60)	$(62.51)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	56,935	56,935	56,935

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31

	2002	2001	2000

NET LOSS:	$(3,488,920)	$(9,868,864)	$(3,594,846)
Foreign currency translation adjustments	(58,077)	(351,711)	(1,143,736)

COMPREHENSIVE LOSS	$(3,546,997)	$(10,220,575)	$(4,738,582)

The accompanying notes
are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Years ended December 31,

	2002	2001	2000

GENERAL PARTNER:
Balance, beginning of year	$(489,488)	$(390,799)	$(354,851)
Net loss for year	(34,889)	(98,689)	(35,948)

Balance, end of year	$(524,377)	$(489,488)	$(390,799)

LIMITED PARTNERS:
Balance, beginning of year	$540,874	$10,311,049	$13,869,947
Net loss for year	(3,454,031)	(9,770,175)	(3,558,898)

Balance, end of year	$(2,913,157)	$540,874	$10,311,049

Accumulated comprehensive income/(loss)	(280,140)	(222,063)	129,648

Total partners’ capital/(deficit)	$(3,717,674)	$(170,677)	$10,049,898

The accompanying notes
are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,488,920)	$(9,868,864)	$(3,594,846)
Adjustments to reconcile net profit/loss to net cash generated by operating activities
Minority interest	(768,837)	(4,723,504)	(1,665,805)
Depreciation	7,595,523	14,629,055	4,759,437
Change in operating assets and liabilities
Decrease in other assets	121,400	94,314	83,527
Increase (decrease) in accounts payable to affiliates and related parties	(1,580,721)	26,200,073	13,509,685

Net cash generated by operating activities	1,878,445	26,331,074	13,091,998

CASH FLOWS FROM INVESTING ACTIVITIES
Construction payments for cable television/telephony system	(1,878,445)	(5,398,631)	(8,036,361)

Net cash used in investing activities	(1,878,445)	(5,398,631)	(8,036,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in loans	—	(20,919,270)	(5,275,848)
Principal payments under capital leases	—	—	(33,411)

Net cash used in financing activities	—	(20,919,270)	(5,309,259)

Increase (decrease) in cash and cash equivalents before exchange rate changes	—	13,173	(253,622)
Effect of exchange rate changes on cash	—	(13,173)	(19,567)

Net decrease in cash and cash equivalents	—	—	(273,189)
Cash and cash equivalents, beginning of year	—	—	273,189

Cash and cash equivalents, end of year	—	—	—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$—	$261,886	$2,070,948

The accompanying notes
are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND PARTNERS’ INTERESTS

          Formation and Business

          South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephony systems in the UK. Fawnspring Limited, a UK corporation (“Fawnspring”), a subsidiary of NTL, is the general partner (the “General Partner”) of the Partnership.

          The General Partner has the authority to manage the business, properties and activities of the Partnership. This includes the ability to operate and maintain cable television and telephony properties, and to purchase or lease property at the expense of the Partnership, the ability to make on behalf of the Partnership all payments required of the Partnership for all direct and indirect costs incurred in the conduct of its business, the ability to borrow money in the name of the Partnership, and the obligation to maintain accurate financial records and to prepare and file the reports required under applicable regulations.

          Contributed Capital

          The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of Partners’ Capital (Deficit). No existing partner is obligated to make any additional contributions to partnership capital.

          The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

          Profits, losses and distributions of the Partnership are currently allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received distributions equal to 100% of their capital contributions plus an annual return thereon of 12%, cumulative and non-compounded. Thereafter, profits and distributions will generally be allocated 75% to the limited partners and 25% to the General Partner. Interest income earned prior to the formation of the Partnership was allocated 100% to the limited partners.

          The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2002 the loss per limited partner unit amounted to $60.67.

          NTL (South Hertfordshire) Limited

          NTL (South Hertfordshire) Limited (formerly C&W Comms (South Herts) Limited) (“NTL South Herts”) is a UK corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. NTL South Herts is the holder of a franchise to own and operate a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

          NTL South Herts is owned 66.7% by the Partnership and 33.3% by NTL. NTL also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual amounts could differ from such estimates.

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

          Foreign Currency Translation

          For financial reporting purposes assets and liabilities of the Partnership’s foreign subsidiary, are translated at year-end rates, and income and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income/(loss) in partners’ capital/(deficit) and in minority interest (for the portion attributable to the minority shareholders).

          Foreign currency transactions arising from normal trading activities are recorded in local currency at current exchange rates. Monetary assets and liabilities denominated in foreign currencies at the year-end are translated at the year-end exchange rate. Foreign currency gains and losses are credited or charged to the statement of operations as they arise.

          Property, Plant and Equipment

          Depreciation is provided on property, plant and equipment at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 3-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenues from subscribers. Repairs and maintenance costs are charged to expense when incurred.

          Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been amortized over varying lives of between 5 and 40 years. Customer installation and cable converter costs are now amortized over three years being the General Partner’s estimate of the average life of consumer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs that would have been fully amortized under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being amortized over the remainder of their revised useful economic lives.

          The assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. The fair value of the asset is determined by the higher of the discounted cash flows and the net realizable value upon sale.

          Revenue and Revenue Recognition

          Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned. Rental revenues are recognized when earned on a monthly basis. Installation and other service revenues are recognized when the performance or the service has been completed. Revenue excludes UK value added tax.

          Derivatives

          The Partnership does not enter into any derivative transactions.

          Advertising costs

          Advertising costs are expensed as incurred. Advertising costs were $295,853, $774,835 and $1,472,866 in 2002, 2001 and 2000, respectively.

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

          Reclassifications

          Certain prior year amounts have been reclassified to conform to current year presentation.

(3)	TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

          Consulting and Management Fees

          An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2002, 2001 and 2000 were $1,477,606, $1,528,773 and $1,423,603, respectively. These amounts were expensed in the Consolidated Statements of Operations each year.

Distribution Ratios and Reimbursement

          Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99% to the limited partners and 1% to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

          The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2002, 2001 and 2000, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $10,558,055, $10,766,997 and $11,705,270, respectively.

          The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 2002, 2001 and 2000, interest on deferred fees of $1,380,944, $1,126,261 and $978,761, respectively, was charged by an affiliate of the General Partner, and interest on advances of, $116,831, $102,099 and $97,221, respectively, was charged by the General Partner.

(4)	RESTRUCTURING COSTS

          The restructuring charge in each of the years ended December 31, 2002 and 2001, relates to the NTL’s announcements that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The charge allocated to NTL South Herts in 2002 includes employee severance and related costs of $0.7 million (2001: $1.4 million), professional fees of $0.3 million (2001: $nil) and $0.5 million (2001: $0.9 million) of contract termination and exit costs.

(5)	PLANT, PROPERTY & EQUIPMENT

          Plant, property and equipment consists of (in $s):

	December 31, 2002	December 31, 2001

Cable Network and other electrical equipment	$116,110,470	$103,096,046
Buildings and other equipment	6,978,493	6,383,971
Construction in progress	1,129,834	1,198,256

	124,218,798	110,678,273
Accumulated depreciation	(65,341,704)	(51,716,191)

	$58,877,094	$58,962,082

(6)	FINANCING

          NTL South Herts

          On April 18, 1995, NTL South Herts entered into an agreement with two major banks to provide a £25,000,000 revolving and term loan credit facility agreement maturing on December 31, 2003 (the “South Herts Credit Agreement”). On October 18, 1996, £5,000,000 was cancelled and the facility reduced to £20,000,000.

          The credit facility was structured as a revolving facility through December 31, 1997, at which time the facility was converted into a term loan. The facility was divided into two tranches, denoted Facility A and Facility B, and the aggregate amount drawn down under both tranches would not exceed £20,000,000. Amounts drawn down under Facility A bore interest at sterling LIBOR plus a margin of 2.5%. The availability of Facility B of £20,000,000 was subject to certain conditions and amounts drawn down under Facility B bore interest at sterling LIBOR plus a margin ranging from 0.75% to 2.0% depending on the bank debt ratio (the ratio of bank debt to annualized operating cash flow) of NTL South Herts. The amount outstanding under the facility at December 31, 2000 was £14,475,500 and this amount was all drawn under Facility B.

          The facility was repaid in full with funding from NTL on February 21, 2001. Thereafter, NTL South Herts is reliant upon the support of NTL to continue its operations as a going concern.

(7)	INCOME TAXES

          Income taxes have not been recorded in the accompanying consolidated financial statements because net income and losses of the Partnership accrue directly to the partners, and its UK subsidiary, NTL South Herts, has incurred net operating losses. The Partnership’s tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification as such, or in changes with respect to the Partnership’s recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

          UK profits (comprising income and gains) of NTL South Herts will be subject to UK corporation tax. However, corporations are able to carry forward losses from operations to be offset against subsequent profits for the same operations.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	2002	2001
Deferred tax liabilities:	$	$
Depreciation	$1,372,405	$2,890,447

Total deferred tax liabilities	1,372,405	2,890,447

Deferred tax assets:
Short term timing differences	—	893,162
Net operating loss carryforward	1,466,686	9,790,823
Valuation allowance	(94,281)	(7,793,538)

Net deferred tax assets	1,372,405	2,890,447

Net deferred tax liability	$ —	$ —

          At December 31, 2002 NTL South Herts has UK net operating loss carry forwards of approximately $4.8 million. The UK net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance for a portion of the net operating loss carry forwards due to uncertainty regarding realizability.

(8)	IMPACT OF NEW PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Partnership on January 1, 2002. This Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Partnership.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Partnership on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

          On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Partnership.