Form 10-Q
period 2003-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2003-05-15
CIK 857957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.
Exact name of registrant as specified in charter

Colorado State of organization	84-1145140 I.R.S. employer I.D.#

NTL House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England
Address of principal executive office

011 44 1256 752000
Registrant’s telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

     The number of limited partnership units of the registrant outstanding as of March 31, 2003 was 56,935.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2003 and 2002
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and procedures
Risk Factors
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-99.1: CERTIFICATION OF CEO AND CFO

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

			Page
			Number

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets as of
		March 31, 2003 and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Operations
		for the Three Months Ended March 31, 2003 and 2002	4

		Unaudited Condensed Consolidated Statements of Comprehensive Loss
		for the Three Months Ended March 31, 2003 and 2002	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2003 and 2002	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-10

	Item 2	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11-16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4	Controls and Procedures	16

	Risk Factors		17

PART II	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	24

	SIGNATURES		24

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)	(see note)
ASSETS
Plant, property and equipment (net of accumulated depreciation and amortization of $66,123,127 and $65,341,704 at March 31, 2003 and December 31, 2002, respectively)	$56,209,738	$58,877,094
Other assets	71,055	96,570

TOTAL ASSETS	$56,280,793	$58,973,664

LIABILITIES AND PARTNERS’ (DEFICIT)
Current Liabilities
Accounts payable to affiliates and related parties	$60,545,101	$62,691,338

Total liabilities	60,545,101	62,691,338

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL (DEFICIT)
General Partner-
Contributed capital	1,000	1,000
Accumulated deficit	(531,216)	(525,377)

	(530,216)	(524,377)
Limited Partners-
Net contributed capital (56,935 units outstanding at March 31, 2003 and December 31 2002)	48,817,997	48,817,997
Accumulated deficit	(52,309,226)	(51,731,154)

	(3,491,229)	(2,913,157)
Accumulated comprehensive loss	(242,863)	(280,140)

Total partners’ deficit	(4,264,308)	(3,717,674)

TOTAL LIABILITIES AND PARTNERS’ (DEFICIT)	$56,280,793	$58,973,664

Note: The balance sheet at December 31, 2002 has been derived from audited financial statements at that date.

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,

	2003	2002

REVENUES	$7,842,694	$7,198,950

COSTS AND EXPENSES
Cost of goods sold (exclusive of items shown separately below)	(2,710,172)	(2,920,433)
Selling, general and administrative	(18,250)	(69,306)
Management fees and allocated overhead from the General Partner	(3,226,844)	(2,886,734)
Depreciation	(2,044,130)	(1,825,099)

OPERATING LOSS	(156,702)	(502,622)

OTHER EXPENSES
Interest expense (interest payable to related parties amounted to $433,872 and $334,783 for the three months ended March 31, 2003 and 2002, respectively)	(457,913)	(357,557)
Exchange gains	30,701	14,580

NET LOSS BEFORE MINORITY INTERESTS	(583,914)	(845,599)
Minority interest	—	249,332

NET LOSS	$(583,914)	$(596,267)

ALLOCATION OF NET LOSS
General Partner	$(5,839)	$(5,963)
Limited Partners	(578,075)	(590,304)

NET LOSS	$(583,914)	$(596,267)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(10.15)	$(10.37)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
UNITS OUTSTANDING	56,935	56,935

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended
	March 31,

	2003	2002

NET LOSS	$(583,914)	$(596,267)
Foreign currency translation adjustments	37,277	(52,089)

COMPREHENSIVE LOSS	$(546,637)	$(648,356)

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,914)	$(596,267)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	—	(249,332)
Depreciation	2,044,130	1,825,099
Change in operating assets and liabilities
Decrease in prepaid expenses and other assets	24,041	52,639
Decrease in accrued liabilities	(1,024,859)	(327,914)

Net cash provided by operating activities	459,398	704,225

CASH FLOWS FROM INVESTING ACTIVITIES
Construction payments for cable television/telephony system	(459,398)	(704,225)

Net cash used in investing activities	(459,398)	(704,225)

Decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$—	$—

See accompanying notes

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”) have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31,2002.

     South Hertfordshire United Kingdom Fund, Ltd (the ‘Partnership’) is a limited partnership which holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”) principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”). As a result of the Partnership’s ownership of 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”), for accounting purposes the Company has been consolidated with the Partnership’s operations. NTL South Herts is 33.3% subsidiary of NTL Incorporated. NTL South Herts is reliant on the support of NTL Incorporated, the ultimate parent company of the General Partner, to continue its operations as a going concern. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

2   NTL’s Completed Restructuring

     On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), the ultimate parent of our General Partner, NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor was our operating subsidiary or the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, the indirect parent company of our General Partner, emerged from Chapter 11 reorganization.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communications Corp (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware, Inc committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware, Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3   Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

4   Investment in subsidiary

     South Hertfordshire United Kingdom Fund, Ltd (the ‘Partnership’) is a limited partnership which holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”) principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”).

     The Company is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

     The Company is owned 66.7% by the Partnership and 33.3% by NTL (B) Limited. The General Partner is an indirect wholly owned subsidiary of NTL Incorporated. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL Incorporated or to other affiliates.

     NTL Incorporated, through its subsidiaries and its interest in the Company, serves approximately 2.7 million residential cable television, internet and telephony customers as at March 31, 2003.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5   Transactions with affiliated parties

    Consulting and Management Fees

     An affiliate of the General Partner is entitled to be paid a consulting fee by the Company. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by the Company for the three months ended March 31, 2003 and 2002 were $392,134 and $359,947, respectively. These amounts were expensed in the Unaudited Condensed Consolidated Statements of Operations for each period.

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

          The General Partner and its affiliates are entitled to reimbursement from the Company for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2003 and 2002, reimbursements made by the Company and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,834,710 and $2,512,702, respectively.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2003 and 2002, interest on deferred fees of $400,689 and $309,777, respectively, was charged by an affiliate of the General Partner, and interest on advances of $33,183 and $26,345 respectively, was charged by the General Partner.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6   Plant, property and equipment

Plant, property and equipment consists of:

	Estimated useful	March 31,	December 31,
	life	2003	2002

Cable network and other electrical equipment	3-40 years	$114,362,780	$116,110,470
Buildings and other equipment	3-50 years	6,861,658	6,978,494
Construction in progress		1,108,427	1,129,834

		122,332,865	124,218,798
Accumulated depreciation		(66,123,127)	(65,341,704)

		$56,209,738	$58,877,094

7   Commitments and contingent liabilities

     The Partnership has no significant contractual obligations and commercial commitments as of March 31, 2003.

     NTL is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Partnership.

8   Comprehensive loss

     Comprehensive loss includes net loss as well as other comprehensive loss. The Partnership’s other comprehensive loss consists of changes in cumulative translation adjustment.

     Comprehensive loss for the three month periods ended March 31, 2003 and 2002 was $546,637 and $648,356, respectively.

     The components of accumulated comprehensive loss were as follows as of March 31, 2003, and December 31, 2002.

	March 31,	December 31,
	2003	2002

Cumulative translation adjustment	$(242,863)	$(280,140)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

Item 2: Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

     South Hertfordshire United Kingdom Fund, Ltd (the ‘Partnership’) is a limited partnership which holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts” or the “Company”) principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”). The Company is 33.3% subsidiary of NTL Incorporated. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

     NTL’s Completed Restructuring

     On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), the ultimate parent of our General Partner, NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor was our operating subsidiary or the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, the indirect parent company of our General Partner, emerged from Chapter 11 reorganization.

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

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communication (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

Liquidity and Capital Resources

The Partnership

     The Partnership’s source of cash has been the net proceeds of its offerings of limited partnership interests. Historically, the Partnership’s principal uses of cash have been capital contributions to NTL South Herts in order to fund the Partnership’s proportionate share of the construction costs of the South Herts System. As of March 31, 2003 the Partnership had current liabilities of $2,721,124 due to NTL Group companies, and consolidated current liabilities of $60,545,101 due to NTL Group companies.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

Condensed Consolidated Statement of Cash Flows

     Net cash provided by operating activities amounted to $459,398 and $704,225 for the three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities amounted to $459,398 and $704,225 for the three months ended March 31, 2003 and 2002, respectively.

Selected Operating Data

     The following table sets forth certain data concerning the Partnership’s UK Franchises for the quarters ended March 31 and December 31, 2002

	March 31,	December 31,
	2003	2002

Homes passed (1)	91,903	91,749
Homes marketed (2)	91,903	91,749
Total customers	32,132	32,018
Digital Subscribers	20,751	20,681
Analogue Cable Subscribers	4,716	5,023
Broadband Subscribers	7,182	5,741
Penetration (Homes marketed) (3)	35.0%	34.9%
Churn (4)	11.7%	12.9%
Average monthly revenue per Customer	£50.76	£47.11

1.	Homes passed is the number of homes that have had ducting buried outside.
2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.
3.	Penetration rate is calculated by dividing the number of customers by the number of homes marketed.
4.	Churn is the number of customers not continuing with any of the company’s products expressed as a percentage of the total number of customers.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Consolidated financial information for the Company for the three months ended March 31, 2003 and 2002 is as follows (“NM” denotes percentage is not meaningful):

	Three months ended
	March 31,		Increase/(Decrease)

	2003	2002	$	%

Revenues	$7,842,694	$7,198,950	643,744	8.9
Cost of goods sold	(2,710,172)	(2,920,433)	(210,261)	(7.2)
Selling, general and administrative	(18,250)	(69,306)	(51,056)	(73.7)
Management fees and allocated overhead from the General Partner	(3,226,844)	(2,886,734)	340,110	11.8
Depreciation	(2,044,130)	(1,825,099)	219,031	12.0

Operating loss	(156,702)	(502,622)	(345,920)	(68.8)
Interest expense	(457,913)	(357,557)	100,356	28.1
Exchange gains	30,701	14,580	16,121	110.6

Net loss before minority interest	(583,914)	(845,599)	(261,685)	(31.0)
Minority interests	—	249,332	(249,332)	NM

Net loss	$(583,914)	$(596,267)	(12,353)	(2.1)

     Revenues of the Partnership increased by $643,744 for the three months ended March 31, 2003, from $7,198,950 for the corresponding period in 2002 to $7,842,694 in 2003. The increase in revenue resulted principally from an increase in the number of broadband customers served by the South Herts System. At March 31, 2003, the Company served 7,182 broadband customers compared with 2,241 at March 31, 2002. NTL South Herts intends to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows NTL South Herts to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve its results as it reduces costs.

     Cost of goods sold decreased $210,261 for the three months ended March 31, 2003, from $2,920,433 for the corresponding period in 2002 to $2,710,172 in 2003. Costs of goods sold have reduced owing to efficiencies and costs reductions achieved by NTL. This was primarily driven by further integration of South Herts local network into NTL’s network.

     Selling, general and administrative expenses decreased $51,056 to $18,250 for the three months ended March 31, 2003, from $69,306 for the corresponding period in 2002. The movement is owing to savings achieved by NTL in investor relations costs and insurance.

     Management fees and allocated overhead from the General Partner increased by $340,110 for the three months ended March 31, 2003, from $2,886,734 over the corresponding period in 2002 to $3,226,844 in 2003. Management fees and allocated overhead from the General Partner have increased owing to the increased revenues.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

     Depreciation and amortization expense increased $219,031 for the three months ended March 31, 2003, from $1,825,099 for the corresponding period in 2002 to $2,044,130 in 2003. This is primarily driven by an increase in capital expenditure over the period.

     Interest expense increased by $100,356 for the three months ended March 31, 2003, from $357,557 for the corresponding period in 2002 to $457,913 in 2003. The increase in interest expense is owing to the increase in the level of unpaid management fee as well as exchange movements. It should be noted that the Company and Partnership are still incurring interest on deferred charges paid for by the General Partner.

     Exchange gains were £30,701 and £14,580 for the three months ended March 31, 2003 and 2002, respectively. The change is primarily attributable to fluctuations in the valuation of the US Dollar on certain of the Partnership’s assets and transactions, which are denominated in UK Pounds Sterling. The Partnership’s results of operations will continue to be affected by exchange rate fluctuations.

     At March 31, 2003 NTL South Herts’ liabilities exceeded its assets. The Partnership has not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. The Partnership reports in US dollars. Therefore, the Partnership is exposed to fluctuations in the UK pound sterling US dollar exchange rate. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $5,466 for the period ended March 31, 2003.

     The Partnership had no debt other than amounts due to affiliates. Consequently, it has little interest rate risk. As of March 31, 2003, the Partnership had approximately $61 million.

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

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. NTL believes that its cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003 will be sufficient for its cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of March 31, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,228.7 million represents 70.3% of its total capitalization.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We are subject to significant competition in each of our business areas and we expect that competition will intensify — if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business — telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

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

NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms — if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

     NTL plans to increase its customer and revenue generating unit (referred to in this quarterly report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

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

     A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

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

NTL’s broadcast services and carrier telecommunications businesses are dependent upon certain important contracts.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and maintenance of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

     In addition, NTL’s carrier services and mobile business currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity. This contract is scheduled to terminate in October 2004 and there are no present indications that it will be renewed.

     The loss of any one of these contracts could have a material adverse effect on the relevant NTL business division.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED MARCH 31, 2003

Part II Other information

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

	99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership

BY: FAWNSPRING LIMITED Its General Partner

BY: /s/ Barclay Knapp Barclay Knapp Director May 15, 2003

BY: /s/ Scott E. Schubert Scott E. Schubert Director May 15, 2003

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

Date: May 15, 2003

/s/ Barclay Knapp

Barclay Knapp
Director of Fawnspring Limited,
The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

•	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

CERTIFICATION

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Scott E. Schubert

Scott E. Schubert
Director of Fawnspring Limited,
The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

*	The Partnership has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.