Form 10-Q
period 2003-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2003-08-13
CIK 857957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.

Exact name of registrant as specified in charter

Colorado	84-1145140
State of organization	I.R.S. employer I.D.#

NTL House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England
Address of principal executive office

011 44 1256 752000
Registrant’s telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

     The number of limited partnership units of the registrant outstanding as of June 30, 2003 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	1
Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2003 and 2002 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Risk Factors	17

PART II. OTHER INFORMATION

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	24

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)	(see Note)

Assets
Fixed assets, net	$57,195,993	$58,877,094
Other assets	49,587	96,570

Total assets	$57,245,580	$58,973,664

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$62,146,691	$62,691,338

Total liabilities	62,146,691	62,691,338

Commitments and contingencies
Partners’ capital (deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(536,551)	(525,377)

	(535,551)	(524,377)

Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2003 and December 31, 2002)	48,817,997	48,817,997
Accumulated deficit	(52,837,403)	(51,731,154)

	(4,019,406)	(2,913,157)
Accumulated comprehensive loss	(346,154)	(280,140)

Total Partners’ deficit	(4,901,111)	(3,717,674)

Total liabilities and Partners’ deficit	$57,245,580	$58,973,664

Note: The balance sheet at December 31, 2002 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$8,087,525	$7,212,269	$15,930,219	$14,413,321
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,708,989)	(2,680,064)	(5,419,161)	(5,604,395)
Selling, general and administrative expenses	(18,250)	(38,056)	(36,500)	(107,362)
Management fees and allocated overhead from the General Partner	(3,411,241)	(3,084,218)	(6,638,085)	(5,969,412)
Depreciation	(1,935,869)	(1,718,302)	(3,979,999)	(3,545,295)

Operating income (loss)	13,176	(308,371)	(143,526)	(813,143)
Other expenses
Interest payable to general partner and affiliates	(447,488)	(357,031)	(881,361)	(693,059)
Other interest expense	(24,284)	(21,932)	(48,324)	(43,321)
Exchange losses	(74,913)	(93,509)	(44,212)	(78,929)

Net loss before minority interests	(533,509)	(780,843)	(1,117,423)	(1,628,452)
Minority interests	—	202,268	—	451,601

Net loss	($533,509)	($578,575)	($1,117,423)	($1,176,851)

Allocation of net loss
General Partner	($5,335)	($5,786)	($11,174)	($11,769)
Limited Partners	(528,174)	(572,789)	(1,106,249)	(1,165,082)

Net loss	($533,509)	($578,575)	($1,117,423)	($1,176,851)

Net loss per Limited Partnership unit	($9.28)	($10.06)	($19.43)	($20.46)

Weighted average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

     See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities
Net loss	($1,117,423)	($1,176,851)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	—	(451,601)
Depreciation	3,979,999	3,545,295
Change in operating assets and liabilities
Increase in prepaid expenses and other assets	48,324	74,571
Decrease in accrued liabilities	(2,103,280)	(944,127)

Net cash provided by operating activities	807,620	1,047,287

Cash flows from investing activities
Purchase of fixed assets	(807,620)	(1,047,287)

Net cash used in investing activities	(807,620)	(1,047,287)

Movement in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

     See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	Basis of Presentation

     We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States (“US GAAP”) generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     We are a limited partnership that holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts”) principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”). As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL South Herts is a 33.3% indirect investment of NTL Incorporated. NTL South Herts is reliant on the support of NTL Incorporated, the ultimate parent company of the General Partner, to continue its operations as a going concern. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, owing to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communications Corp (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

3	Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

4	Comprehensive loss (unaudited)

     Comprehensive loss includes net loss as well as other comprehensive loss. Our other comprehensive loss consists of changes in cumulative translation adjustment. Comprehensive loss comprises (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	($533,509)	($578,575)	($1,117,423)	($1,176,851)
Foreign currency translation adjustments	(103,291)	51,231	(66,014)	16,529

Comprehensive loss	($636,800)	($527,344)	($1,183,437)	($1,160,322)

5	Investment in subsidiary

     We are a limited partnership that holds 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom.

     NTL South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

     NTL South Herts is owned 33.3% by NTL (B) Limited, an indirect subsidiary of NTL Incorporated. The General Partner is an indirect wholly owned subsidiary of NTL Incorporated. The General Partner provides consulting services to us and may delegate some or all of the consulting services to NTL Incorporated or to other affiliates.

     NTL Incorporated, through its subsidiaries and its interest in NTL South Herts, serves approximately 2.8 million residential cable television, internet and telephony customers as at June 30, 2003.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

6	Transactions with affiliated parties

     Consulting and Management Fees

     We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended June 30, 2003 and 2002 of $404,376 and $367,380 respectively. We paid consulting fees for the six months ended June 30, 2003 and 2002 of $796,510 and $741,612 respectively. These amounts were expensed in the Unaudited Condensed Consolidated Statements of Operations for each period.

     Distribution Ratios and Reimbursement

     Any distributions made by us from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of our first cable television system or from cash flow, such as from the sale or refinancing of a system or upon our dissolution, will be made as follows: 99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100 percent to the General Partner until any negative balance in its capital account is reduced to zero; 99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12 percent return; 100 percent to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

     The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2003 and 2002, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,006,865 and $2,715,098 respectively. During the six months ended June 30, 2003 and 2002, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $5,841,575 and $5,227,800 respectively.

     The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2003 and 2002, interest on deferred fees of $413,359 and $329,080 respectively, was charged by an affiliate of the General Partner, and the General Partner respectively, charged interest on advances of $34,129 and $27,951. For the six months ended June 30, 2003 and 2002, interest on deferred fees of $814,048 and $638,763, respectively, was charged by an affiliate of the General Partner, and the General Partner, respectively, charged interest on advances of $67,312 and $54,296.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

7	Fixed assets

Fixed assets consists of:

	Estimated	June 30,	December 31,
	Useful Life	2003	2002

		(unaudited)
Operating equipment	3-40 years	$121,230,405	$116,110,470
Other equipment	3-50 years	7,144,745	6,978,494
Construction in progress		—	1,129,834

		128,375,150	124,218,798
Accumulated depreciation		(71,179,157)	(65,341,704)

		$57,195,993	$58,877,094

     We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon the adoption of the new lives.

8	Commitments and contingent liabilities

     We had no significant contractual obligations and commercial commitments as of June 30, 2003.

     We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the General Partner, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of our operations or liquidity.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Overview

     We are a limited partnership that holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts”), which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. NTL South Herts is a 33.3% indirect subsidiary of NTL Incorporated. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

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

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communication (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

Liquidity and Capital Resources

     Our source of cash has been the net proceeds of our offerings of limited partnership interests. Historically, our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System. As of June 30, 2003, we had current liabilities of $2,854,417 due to NTL Group companies, and consolidated current liabilities of $62,146,689 due to NTL Group companies.

     Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations will be utilized fully for the purchase of fixed assets in the twelve months from July 1, 2003 to June 30, 2004.

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

Condensed Consolidated Statement of Cash Flows

     In the six months ended June 30, 2003, we generated $807,620 from our operating activities ($1,047,287 in the six months ended June 30, 2002) and used it all to buy property and equipment. Our cash from operations has reduced because of the timing of payments we make to a subsidiary of NTL Incorporated in reimbursement of costs it incurs on our behalf.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

Selected Operating Data

     We set forth in the following table certain data concerning our franchise at June 30, 2003 and December 31, 2002:

	June 30,	December 31
	2003	2002

Homes passed (1)	91,975	91,749
Homes marketed (2)	91,975	91,749
Total customers	32,573	32,018
Digital cable subscribers	20,740	20,681
Analog cable subscribers	4,491	5,023
Broadband internet subscribers	8,767	5,741
Penetration (homes marketed) (3)	35.4%	34.9%
Annualized Churn (4)	10.7%	12.9%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penetration rate is calculated by dividing the number of total customers by the number of homes marketed.

4.	Churn is the number of customers not continuing with any of our products expressed as a percentage of the total number of customers.

Results of Operations

     We provide a broad range of telecommunication services, including telephony, analog and digital television, Internet access and interactive services. We derive our revenue principally from monthly fees and usage charges. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

     The principal components of our expenses include (1) costs to connect our network to other networks (referred to as interconnection); (2) television programming costs; (3) payroll and other employee related costs; (4) repairs and maintenance; (5) facility related costs, such as rent, utilities and rates; (6) marketing and selling costs; and (7) provisions for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

     We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools they use to provide customer service. This effort is at a relatively early stage although they have continued to make progress through June 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which NTL has incurred £36.6 million through June 30, 2003. NTL cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

     Our plan to control churn and to increase average revenue per customer (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

Three Months Ended June 30, 2003 and 2002

     We present below summarized consolidated financial information for the three months ended June 30:

	Three months ended
	June 30,		Increase (decrease)

	2003	2002	$	%

Revenues	$8,087,525	$7,212,269	875,256	12.1
Cost of goods sold	(2,708,989)	(2,680,064)	28,925	1.1
Selling, general and administrative expenses	(18,250)	(38,056)	(19,806)	(52.0)
Management fees and allocated overhead	(3,411,241)	(3,084,218)	327,023	10.6
Depreciation	(1,935,869)	(1,718,302)	217,567	12.7

Operating income (loss)	13,176	(308,371)	321,547	104.3
Interest expense	(24,284)	(21,932)	2,352	10.7
Interest expense to affiliate	(447,488)	(357,031)	90,457	25.3
Exchange losses	(74,913)	(93,509)	(18,596)	(19.9)

Net loss before minority interests	(533,509)	(780,843)	(247,334)	(31.7)
Minority interests	—	202,268	(202,268)	(100.0)

Net loss	($533,509)	($578,575)	(45,066)	(7.8)

     We have increased our revenues through price increases and an increase in the number of broadband customers served by the South Herts System. At June 30, 2003, we served 8,767 broadband customers compared with 2,940 at June 30, 2002. We intend to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows us to achieve our revenue targets, have a lower capital requirement owing to fewer installations, and improve our results as we reduce costs.

     Costs of goods sold have increased owing to the rise in our revenues.

     We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

     Management fees and allocated overhead to us from the General Partner have increased owing to our increased revenues. Management fees and allocated overhead are charged as a percentage of our revenues.

     Depreciation charge has increased as a result of further purchases of fixed assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon the adoption of the new lives.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

     We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fee as well as foreign exchange movements.

     The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by exchange rate fluctuations.

     At June 30, 2003 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Six Months Ended June 30, 2003 and 2002

     We present below summarized consolidated financial information for the six months ended June 30:

	Six months ended
	June 30,		Increase (decrease)

	2003	2002	$	%

Revenues	$15,930,219	$14,413,321	1,516,898	10.5
Cost of goods sold	(5,419,161)	(5,604,395)	(185,234)	(3.3)
Selling, general and administrative expenses	(36,500)	(107,362)	(70,862)	(66.0)
Management fees and allocated overhead	(6,638,085)	(5,969,412)	668,673	11.2
Depreciation	(3,979,999)	(3,545,295)	434,704	12.3

Operating loss	(143,526)	(813,143)	(669,617)	(82.3)
Interest expense	(48,324)	(43,321)	5,003	11.5
Interest expense to affiliate	(881,361)	(693,059)	188,302	27.2
Exchange losses	(44,212)	(78,929)	(34,717)	(44.0)

Net loss before minority interests	(1,117,423)	(1,628,452)	(511,029)	(31.4)
Minority interests	—	451,601	(451,601)	(100.0)

Net loss	($1,117,423)	($1,176,851)	(59,428)	(5.0)

     We have increased our revenues through price increases and an increase in the number of broadband customers served by the South Herts System. At June 30, 2003, we served 8,767 broadband customers compared with 2,940 at June 30, 2002. We intend to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows us to achieve our revenue targets, have a lower capital requirement owing to fewer installations, and improve our results as we reduce costs.

     Costs of goods sold have reduced owing to the benefits we have gained from the efficiencies and cost reductions achieved by NTL.

     We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

     Management fees and allocated overhead to us from the General Partner have increased owing to our increased revenues. Management fees and allocated overhead are charged as a percentage of our revenues.

     Depreciation charge has increased as a result of further purchases of fixed assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon the adoption of the new lives.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

     We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fee as well as foreign exchange movements.

     The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by exchange rate fluctuations.

     At June 30, 2003 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in US dollars. Therefore, we are exposed to fluctuations in the UK pound sterling US dollar exchange rate. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $9,364 for the six months ended June 30, 2003.

     We have no debt other than amounts due to affiliates. Consequently, we have little interest rate risk. As of June 30, 2003, we had approximately $62.1 million due to affiliates.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures. Our management, with the participation of the Directors of the General Partner who serve as Chief Executive Officer and Chief Financial Officer of NTL Incorporated*, the indirect parent of the General Partner, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Directors of the General Partner have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     (b)  Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*	We have no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of Fawnspring Limited, our General Partner, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of Fawnspring Limited.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

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

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the six months ended June 30, 2003 of $537.2 million, and for the years ended December 31:

•	2002: $2,375.8 million

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from July 1, 2003 to June 30, 2004. NTL believes that its cash and cash equivalents on hand of $594.0 million as of June 30, 2003 will be sufficient for its cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

correlated to our success or failure. If there is a material adverse effect on NTL’s business as a whole, it is likely we would experience such a material adverse effect as well.

NTL’s substantial leverage could adversely affect its financial health.

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of June 30, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,487.7 million represents 72.3% of its total capitalization.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

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

     Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. It is likely these internal reorganizations have

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

negatively impacted employee morale. However, the results of the recent employee survey indicated that an increasing number of employees are proud to work for NTL and would recommend NTL as an employer. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

One of NTL’s key strategies is to control customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

     In order to control churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing systems is not successful, it could experience an adverse effect on customer service and, in turn, its churn rate.

     NTL plans to increase its customer base and revenue generating units (referred to in this quarterly report as RGUs) in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

     NTL’s ability to control churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services.

     Another part of our strategy to control churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in controlling churn levels, which would adversely impact our results of operations.

NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels.

     NTL’s prospects will depend in part on its ability to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

Failure to market broadband successfully to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

     A significant component of NTL’s strategy is to market broadband products successfully to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

Our actual results of operations and financial condition may differ from our reported results of operations and financial condition due to the use of estimates and assumptions in the preparation of our financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimates related to the amount of costs to be capitalized in connection with the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

construction and installation of our network and facilities and estimates related to the value of long-lived assets and goodwill.

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

     NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern routes would isolate NTL’s Irish networks from its UK networks for an extended period.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

NTL’s broadcast services and carrier telecommunications businesses are dependent upon ITV and other contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the Office of the Director of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and operation of elements of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

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

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date, which is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle U.K. Ltd. are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2003

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 12, 2003, NTL Incorporated announced that Barclay Knapp, President and Chief Executive Officer has decided to step down from this current role. Simon Duffy, who is currently NTL’s Chief Operating Officer, will become Chief Executive Officer effective as of close of business on August 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

31	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
a Colorado limited partnership

BY: FAWNSPRING LIMITED
its General Partner

BY: /s/ Barclay Knapp

Barclay Knapp
Director
August 13, 2003

BY: /s/ Scott E. Schubert

Scott E. Schubert
Director
August 13, 2003