Form 10-Q
period 2003-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2003-11-14
CIK 857957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.

Exact name of registrant as specified in charter

Colorado	84-1145140

State of organization	I.R.S. employer I.D.#

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

     The number of limited partnership units of the registrant outstanding as of September 30, 2003 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)	(see Note)
Assets
Fixed assets, net	$56,080,613	$58,877,094
Other assets	24,930	96,570

Total assets	$56,105,543	$58,973,664

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$61,132,191	$62,691,338

Total liabilities	61,132,191	62,691,338

Commitments and contingencies
Partners’ capital (deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(537,664)	(525,377)

	(536,664)	(524,377)

Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2003 and December 31, 2002)	48,817,997	48,817,997
Accumulated deficit	(52,947,575)	(51,731,154)

	(4,129,578)	(2,913,157)
Accumulated comprehensive loss	(360,406)	(280,140)

Total Partners’ deficit	(5,026,648)	(3,717,674)

Total liabilities and Partners’ deficit	$56,105,543	$58,973,664

Note: The balance sheet at December 31, 2002 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$8,205,910	$7,516,867	$24,136,129	$21,940,923
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,606,818)	(2,547,657)	(8,025,979)	(8,173,367)
Selling, general and administrative expenses	(18,250)	(41,613)	(54,750)	(148,975)
Management fees and allocated overhead from the General Partner	(3,179,765)	(2,944,320)	(9,817,850)	(8,925,873)
Other charges	(153,471)	(514,700)	(153,471)	(514,700)
Depreciation	(1,871,772)	(2,064,893)	(5,851,771)	(5,602,926)

Operating income (loss)	375,834	(596,316)	232,308	(1,424,918)
Other expenses
Interest payable to general partner and affiliates	(453,674)	(403,879)	(1,335,035)	(1,095,563)
Other	(24,158)	(23,255)	(72,482)	(66,578)
Exchange losses	(9,287)	(43,687)	(53,499)	(122,616)

Net loss before minority interests	(111,285)	(1,067,137)	(1,228,708)	(2,709,675)
Minority interests	—	140,113	—	596,409

Net (loss)	($111,285)	($927,024)	($1,228,708)	($2,113,266)

Allocation of net loss
General Partner	($1,113)	($9,270)	($12,287)	($21,133)
Limited Partners	(110,172)	(917,754)	(1,216,421)	(2,092,133)

Net loss	($111,285)	($927,024)	($1,228,708)	($2,113,266)

Net (loss) per Limited Partnership unit	($1.94)	($16.12)	($21.37)	($36.75)

Weighted average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities
Net loss	($1,228,708)	($2,113,266)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	—	(596,409)
Depreciation	5,851,773	5,602,926
Change in operating assets and liabilities
Decrease in other assets	72,482	97,828
Decrease in accounts payable to affiliates and related parties	(3,399,755)	(1,582,837)

Net cash provided by operating activities	1,295,792	1,408,242

Cash flows from investing activities
Purchase of fixed assets	(1,295,792)	(1,408,242)

Net cash used in investing activities	(1,295,792)	(1,408,242)

Movement in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Organization and Business

We are a limited partnership that holds 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom, or the UK. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL South Herts is a 33.3% indirect investment of NTL Incorporated. NTL South Herts is reliant on the support of NTL Incorporated, the ultimate parent company of the General Partner, to continue its operations as a going concern. Throughout this report, NTL Incorporated together with its consolidated subsidiaries is referred to as “NTL”.

Chapter 11 Reorganization

On May 8, 2002, NTL, NTL Europe, Inc. and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL and NTL Europe. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States, or US GAAP, generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

3. Comprehensive loss (unaudited)

Comprehensive loss includes net loss as well as other comprehensive loss. Our other comprehensive loss consists of changes in cumulative translation adjustment. Comprehensive loss comprises (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	($111,285)	($927,024)	($1,228,708)	($2,113,266)
Foreign currency translation adjustments	(14,252)	23,964	(80,266)	40,493

Comprehensive loss	($125,537)	($903,060)	($1,308,974)	($2,072,773)

4. Investment in subsidiary

We are a limited partnership that holds 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom.

NTL South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England, or the South Herts System.

NTL South Herts is owned 33.3% by NTL (B) Limited, an indirect subsidiary of NTL Incorporated. The General Partner is an indirect wholly owned subsidiary of NTL Incorporated. The General Partner provides consulting services to us and may delegate some or all of the consulting services to NTL Incorporated or to other affiliates.

NTL Incorporated, through its subsidiaries and its interest in NTL South Herts, serves approximately 2.8 million residential cable television, Internet and telephony customers as at September 30, 2003.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

5. Transactions with affiliated parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 percent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 percent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended September 30, 2003 and 2002 of $410,297 and $382,866 respectively. We paid consulting fees for the nine months ended September 30, 2003 and 2002 of $1,206,807 and $1,125,209 respectively. These amounts were expensed in the Unaudited Condensed Consolidated Statements of Operations for each period.

Distribution Ratios and Reimbursement

Any distributions made by us from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of our first cable television system or from cash flow, such as from the sale or refinancing of a system or upon our dissolution, will be made as follows:

•	99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero;

•	100 percent to the General Partner until any negative balance in its capital account is reduced to zero;

•	99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12 percent return;

•	100 percent to the General Partner until the balance in its capital account is equal to its adjusted capital contribution; and

•	any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2003 and 2002, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,922,857 and $2,572,865 respectively. During the nine months ended September 30, 2003 and 2002, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $8,764,432 and $7,800,664 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2003 and 2002, interest on deferred fees of $419,501 and $373,612 respectively, was charged by an affiliate of the General Partner, and the General Partner respectively, charged interest on advances of $34,173 and $30,267. For the nine months ended September 30, 2003 and 2002, interest on deferred fees of $1,233,550 and $1,011,000, respectively, was charged by an affiliate of the General Partner, and the General Partner, respectively, charged interest on advances of $101,485 and $84,562.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

6. Fixed assets

Fixed assets consists of:

	Estimated	September 30,	December 31,
	Useful Life	2003	2002

	(unaudited)
Operating equipment	3-40 years	$122,401,608	$116,110,470
Other equipment	3-50 years	7,179,604	6,978,494
Construction in progress		—	1,129,834

		129,581,212	124,218,798
Accumulated depreciation		(73,500,599)	(65,341,704)

		$56,080,613	$58,877,094

We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

7. Commitments and contingent liabilities

We had no significant contractual obligations and commercial commitments as of September 30, 2003.

We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the General Partner, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of our operations or liquidity.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a limited partnership that holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts”), which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. NTL South Herts is a 33.3% indirect subsidiary of NTL Incorporated. Throughout this report, NTL Incorporated together with its consolidated subsidiaries is referred to as “NTL”.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at September 30, 2003 and December 31, 2002:

	September 30,	December 31
	2003	2002

Homes passed (1)	92,007	91,749
Homes marketed (2)	92,007	91,749
Total customers	32,856	32,018
Digital cable subscribers	20,661	20,681
Analog cable subscribers	4,248	5,023
Broadband internet subscribers	9,882	5,741
Penetration (homes marketed) (3)	35.7%	34.9%
Annualized Churn (4)	12.8%	12.9%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penetration rate is calculated by dividing the number of total customers by the number of homes marketed.

4.	Churn is the number of customers not continuing with any of our products expressed as a percentage of the total number of customers.

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our expenses include (1) payroll and other employee related costs; (2) interconnection costs paid to other carriers related to telephone services; (3) television programming costs; (4) marketing and selling costs; (5) repairs and maintenance; (6) facility related costs, like rent, utilities and rates; and (7) provisions for bad debt. Our expenses include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service. This effort is at a relatively early stage although NTL has continued to make progress through September 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by late 2004. The total project cost is estimated to be approximately £75 million, of which NTL has incurred £46 million through September 30, 2003. If the full integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Our plan to control churn and to increase average revenue per customer, or ARPU, includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

Three Months Ended September 30, 2003 and 2002

We present below summarized consolidated financial information for the three months ended September 30:

	Three months ended
	September30,		Increase (decrease)

	2003	2002	$	%

Revenues	$8,205,910	$7,516,867	689,043	9.2
Cost of goods sold	(2,606,818)	(2,547,657)	59,161	2.3
Selling, general and administrative expenses	(18,250)	(41,613)	(23,363)	(56.1)
Management fees and allocated overhead	(3,179,765)	(2,944,320)	235,445	8.0
Other charges	(153,471)	(514,700)	(361,229)	(70.2)
Depreciation	(1,871,772)	(2,064,893)	(193,121)	(9.4)

Operating income (loss)	375,834	(596,316)	(972,150)	(163.0)
Interest expense	(453,674)	(403,879)	49,795	12.3
Other	(24,158)	(23,255)	903	3.9
Exchange losses	(9,287)	(43,687)	(34,400)	(78.7)

Net loss before minority interests	(111,285)	(1,067,137)	(955,852)	(89.6)
Minority interests	—	140,113	(140,113)	(100.0)

Net loss	($111,285)	($927,024)	(815,739)	(88.0)

We have increased our revenues through price increases and an increase in the number of broadband customers served by the South Herts System. At September 30, 2003, we served 9,882 broadband customers compared with 4,284 at September 30, 2002. We intend to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows us to achieve our revenue targets, have a lower capital requirement owing to fewer installations, and improve our results as we reduce costs.

Costs of goods sold have increased owing to the rise in our revenues.

We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

Management fees and allocated overhead to us from the General Partner have increased in connection with our increased revenues. Management fees and allocated overhead are charged as a percentage of our revenues.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs.

Depreciation charge has decreased in connection with an increase in fully depreciated assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is in connection with the increase in the level of unpaid management fee as well as foreign exchange movements.

The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by exchange rate fluctuations.

At September 30, 2003, NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Nine Months Ended September 30, 2003 and 2002

We present below summarized consolidated financial information for the nine months ended September 30:

	Nine months ended
	September 30,		Increase (decrease)

	2003	2002	$	%

Revenues	$24,136,129	$21,940,923	2,195,206	10.0
Cost of goods sold	(8,025,979)	(8,173,367)	(147,388)	(1.8)
Selling, general and adminstrative expenses	(54,750)	(148,975)	(94,225)	(63.2)
Management fees and allocated overhead	(9,817,850)	(8,925,873)	891,977	10.0
Other charges	(153,471)	(514,700)	(361,229)	(70.2)
Depreciation	(5,851,771)	(5,602,926)	248,845	4.4

Operating income (loss)	232,308	(1,424,918)	(1,657,226)	(116.3)
Interest expense	(1,335,035)	(1,095,563)	239,472	21.9
Other	(72,482)	(66,578)	5,904	8.9
Exchange losses	(53,499)	(122,616)	(69,117)	(56.4)

Net loss before minority interests	(1,228,708)	(2,709,675)	(1,480,967)	(54.7)
Minority interests	—	596,409	(596,409)	(100.0)

Net loss	($1,228,708)	($2,113,266)	(884,558)	(41.9)

We have increased our revenues through price increases and an increase in the number of broadband customers served by the South Herts System. At September 30, 2003, we served 9,882 broadband customers compared with 4,284 at September 30, 2002. We intend to drive the majority of revenue growth from increasing revenue from existing customers rather than through the addition of new customers. This allows us to achieve our revenue targets, have a lower capital requirement as a result of fewer installations and improve our results as we reduce costs.

Costs of goods sold have reduced as a result of the benefits we have gained from the efficiencies and cost reductions achieved by NTL.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

Management fees and allocated overhead to us from the General Partner have increased in connection with our increased revenues. Management fees and allocated overhead are charged as a percentage of our revenues.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs.

Depreciation charge has increased as a result of movements in the US dollar UK pound sterling exchange rates. In pound sterling terms, depreciation has reduced because of an increase in fully depreciated assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is due to the increase in the level of unpaid management fee as well as foreign exchange movements.

The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by exchange rate fluctuations.

At September 30, 2003 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2003, we generated $1,295,792 from our operating activities compared with $1,408,242 in the nine months ended September 30, 2002 and used it to purchase fixed assets including connecting new customers to our network. Our cash from operations has reduced because of the timing of payments we make to a subsidiary of NTL Incorporated for reimbursement of costs it incurs on our behalf.

Liquidity and Capital Resources

Our source of cash has been the net proceeds of our offerings of limited partnership interests. Historically, our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System. As of September 30, 2003, we had current liabilities of $61,132,191 due to NTL.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations will be utilized fully for the purchase of fixed assets including connecting new customers to our networks in the twelve months from October 1, 2003 to September 30, 2004.

Description of Indebtedness

Financing

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. At September 30, 2003, we had $61,132,191 due to NTL group companies.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

NTL’s Completed Restructuring

On May 8, 2002, NTL (then known as NTL Communications Corp.), the ultimate parent company of our General Partner, NTL Europe (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, NTL Europe and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. NTL became the holding company for NTL Europe’s principal UK and Ireland assets and the ultimate parent company of our General Partner, and NTL Europe became the holding company for its continental European and certain other assets. We are no longer affiliated with NTL Europe.

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of the former ultimate parent company of our General Partner, then known as NTL Incorporated (now NTL Europe, Inc.) and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the former NTL Incorporated and its subsidiaries had no further funds available, or were unable to draw upon funds under their credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the former NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, the former NTL Incorporated commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

The former NTL Incorporated and its subsidiaries failed to make interest payments on some of their outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including the current ultimate parent company of our General Partner, then known as NTL Communication (now NTL Incorporated), collectively referred to as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc. committed to provide up to an additional $130 million under the DIP facility).

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc. a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Various statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in NTL’s Form 8-K filed on November 3, 2003, for example:

•	potential adverse developments with respect to NTL's and our liquidity or results of operations;

•	NTL’s significant debt payments commencing in 2005 and other contractual commitments coming due over the next several years;

•	NTL’s and our ability to fund and execute its and our business plan;

•	the impact of new business opportunities requiring significant up-front investments;

•	our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•	NTL’s ability to integrate its billing systems;

•	NTL’s significant management changes;

•	NTL’s and our ability to develop and maintain back-up for its critical systems;

•	our ability to respond adequately to technological developments;

•	NTL’s and our ability to maintain contracts that are critical to our operations;

•	our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions;

•	interest rate and currency exchange rate fluctuations;

•	the impact of NTL’s recent reorganization and subsequent organizational restructuring; and

•	risks related to NTL’s rights offering.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in US dollars. Therefore, we are exposed to fluctuations in the UK pound sterling US dollar exchange rate. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $9,694 for the nine months ended September 30, 2003.

We have no debt other than amounts due to affiliates. Consequently, we have little interest rate risk. As of September 30, 2003, we had approximately $61.1 million due to affiliates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of Chief Executive Officer and Chief Financial Officer of NTL Incorporated*, the indirect parent of the General Partner, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the directors of the General Partner have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of Fawnspring Limited, our General Partner, and the latter is the Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Officers and Directors

Barclay Knapp ceased employment with NTL as its president and chief executive officer and resigned as a director as of August 15, 2003. Mr. Knapp serves as a consultant to NTL through December 31, 2003. Simon P. Duffy replaced Mr. Knapp as NTL’s chief executive officer. Mr. Duffy has served as NTL’s chief operating officer since March 2003.

On September 16, 2003, Charles Gallagher was appointed to NTL’s board of directors as a non-executive director.

Rights Offering

On September 26, 2003, NTL filed a registration statement on Form S-1 (Registration No. 333-109194) with the Commission relating to a proposed common stock rights offering. On November 4, 2003, NTL declared a dividend to stockholders of record of its common stock as of close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of its common stock they hold on the record date. Each right entitles stockholders to purchase one share at a purchase price of $40.00. In addition, in the event all rights are not exercised, holders of rights may purchase additional shares through the exercise of an over subscription privilege. The rights offering period will expire on November 17, 2003.

If all rights are exercised, NTL will issue 35,750,000 shares and receive gross proceeds of $1,430.0 million. NTL expects to use the net proceeds of approximately $1,370.0 million to:

•	repay in full all obligations under the Exit Notes of $599.7 million. This amount reflects:

•	$502.8 million, the accreted value of the Exit Notes as of September 30, 2003,

•	$50.5 million, the accreted value as of September 30, 2003 of the additional Exit Notes used to make the July 1, 2003 interest payment,

•	$29.2 million, the accrued interest outstanding on the Exit Notes and additional Exit Notes as of September 30, 2003, plus,

•	$17.2 million, the accrued interest and the increase in accreted value through the redemption date of the Exit Notes and the additional Exit Notes outstanding as of September 30, 2003;

•	pay approximately $616.2 million, representing 80% of the net proceeds remaining after repayment of the Exit Notes as required under NTL’s senior credit and working capital facilities, together with cash on hand of $69.1 million, as permanent repayment in full of all of NTL’s obligations under its working capital facility;

•	transfer by inter-company funding of $102.7 million to NTL’s subsidiary NTL Communications Ltd. and some of its subsidiaries as required by NTL’s senior credit and working capital facilities, representing two-thirds of the net proceeds remaining after repayment of the Exit Notes and a repayment of a portion of the principal amount of its working capital facility as described above; and

•	the balance for general corporate purposes.

Two of NTL’s stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them, subject to customary conditions. These stockholders, who owned in the aggregate approximately 21.3% of NTL’s outstanding shares as of September 30, 2003, will purchase 7,626,309 shares as a result of the exercise of their rights. The rights offering is being underwritten by Deutsche Bank Securities Inc, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as lead underwriters and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC as co-managers. The underwriters have committed to purchase up to 28,123,691 of the shares at the same purchase price to be paid by stockholders, subject to customary conditions.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

31	Certification of CEO and CFO* pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of CEO and CFO* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of Fawnspring Limited, our General Partner, and the latter is the Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership

BY: FAWNSPRING LIMITED its General Partner

BY: /s/ Robert Mackenzie Robert Mackenzie Director and Secretary November 14, 2003

BY: /s/ Scott E. Schubert Scott E. Schubert Director November 14, 2003

Exhibit 31

CERTIFICATION

I, Robert Mackenzie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ Robert Mackenzie

Robert Mackenzie
Director and Secretary of Fawnspring Limited,
The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of Fawnspring Limited, our General Partner, and the latter is the Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

Exhibit 31

CERTIFICATION

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ Scott E. Schubert

Scott E. Schubert
Director of Fawnspring Limited,
The General Partner of South Hertfordshire United Kingdom Fund, Ltd *

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, our General Partner, and the latter is the Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

Exhibit 32

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report on Form 10-Q of South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”) for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Robert Mackenzie and Scott E. Schubert, as Directors of Fawnspring Limited, our general partner, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Robert Mackenzie

Name:	Robert Mackenzie
Title:	Director and Secretary of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
Date:	November 14, 2003

/s/ Scott E. Schubert

Name:	Scott E. Schubert
Title:	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
Date:	November 14, 2003

     This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, our General Partner, and the latter is the Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.