Form 10-K
period 2003-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2004-03-29
CIK 857957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-19889

South Hertfordshire United Kingdom Fund, Ltd.
(Exact name of registrant as specified in its charter)

Colorado	#84-1145140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England +44 1256 752000
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

As of March 23, 2004, there were 56,935 limited partnership interests of the Registrant outstanding. There is no established public market for the Registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 11, 2004 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL, such as:

•                                          potential adverse developments with respect to NTL’s and our liquidity or results of operations;

•                                          NTL’s significant debt payments commencing in 2005 and its and our other contractual commitments coming due over the next several years;

•                                          the success of NTL’s proposed refinancing transaction;

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

•                                          NTL’s significant management changes;

•                                          NTL’s and our ability to develop and maintain back-up for its and our critical systems;

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

•                                          interest rate and currency exchange rate fluctuations; and

•                                          the impact of NTL’s recent reorganization and subsequent organizational restructuring.

We assume no obligation to update these forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or changes in factors affecting these statements.

PART I

NTL CORPORATE STRUCTURE

NTL’s Completed Restructuring

On May 8, 2002, NTL, then known as NTL Communications Corp., the ultimate parent company of Fawnspring Limited, our General Partner, NTL Europe, Inc., NTL Europe, then known as NTL Incorporated and the former parent company of NTL Communications Corp., and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this Annual Report as the Plan, under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for NTL group’s principal UK and Ireland assets and the ultimate parent company of our General Partner. Prior to the consummation of the Plan, the ultimate parent company of our General Partner, then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and became the holding company for the former NTL group’s continental European and certain other assets. We are no longer affiliated with NTL Europe.

Historical Structure

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the United Kingdom. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

In addition, NTL is the indirect parent company of our General Partner. The General Partner may, pursuant to the Limited Partnership Agreement dated December 31, 1991, or the Partnership Agreement, provide consulting services to us or designate consulting services to NTL or other affiliates. The General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of NTL and its relationship to us as of December 31, 2003. It does not show NTL’s operating or other intermediate companies.

*                                         Fawnspring Limited, a wholly-owned subsidiary of NTL and our General Partner.

**                                  NTL (South Hertfordshire) Limited, or NTL South Herts, our 66.7% subsidiary of which NTL owns 33.3%.

Exchange rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as US dollars per £1.00. The noon buying rate of the UK pound on March 23, 2004 was $1.85 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

1999	1.62	1.61	1.68	1.55
2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004 (through March 23, 2004)	1.85	1.83	1.90	1.79

(1)                                  The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this annual report on Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the UK pound amounts actually represent these US dollar amounts or that these amounts could have been converted into US dollars at any particular rate, if at all.

Unless we otherwise indicate, all US dollar amounts as of December 31, 2003 are translated to UK pound sterling at an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00, and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. All amounts disclosed as of December 31, 2001 are based on an exchange rate of $1.4543 to £1.00, and all amounts disclosed for the year ended December 31, 2001 are based on an average exchange rate of $1.4392 to £1.00.

Item 1.    Business

RECENT DEVELOPMENTS

On March 8, 2004, NTL entered into a commitment letter with Credit Suisse First Boston, Deutsche Bank, AG London, Goldman Sachs International and Morgan Stanley Senior Funding, Inc relating to a £2.425 billion new credit facility. The commitment by these lenders is subject to customary conditions as well as the issuance by NTL Cable PLC, a newly-formed wholly-owned subsidiary of NTL, of up to approximately £800 million equivalent in sterling, US dollars and euro denominations of ten-year senior notes. The proceeds of the high-yield bond offering, together with the proceeds from the new credit facility, will be used to repay in full NTL’s existing senior credit facilities, the existing notes issued by Diamond Holdings Limited and the debentures issued by NTL (Triangle) LLC. The aim of any new financing is to extend the maturity of NTL’s indebtedness and to reduce NTL’s weighted average cost of debt. NTL cannot provide any assurance that this refinancing transaction will be consummated.

ABOUT SOUTH HERTFORDSHIRE UK FUND, LIMITED

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the United Kingdom. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

ABOUT NTL SOUTH HERTS

Franchise Area

The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from our headend. There are approximately 94,000 homes in the franchise area, of which approximately 92,000 are passed by our cable television/telephone network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

The South Hertfordshire franchise area contains approximately 7,000 businesses, 80% of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, an integrated cable television/telephone network architecture was developed for this franchise in late 1991. As of December 31, 2003, approximately 92,000 homes, or 98% of total homes, in this area had been passed. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise and in 2001 commenced broadband Internet access services. As of December 31, 2003, NTL South Herts serviced 24,776 basic cable television customers including 20,780 digital cable customers, 29,674 residential telephone customers and 10,850 broadband customers, representing a total of 33,121 customers with a penetration level of 36%.

Management control is exercised by our General Partner, although management control is delegated to other affiliated companies of NTL. Our business is managed by NTL Group Limited (“NTLG”), a subsidiary of NTL, from headquarters in Hook, Hampshire. NTL and we believe that management of our business as an integral part of the larger NTL group reaps the benefits of synergy and maximizes returns. NTLG performs a variety of management functions and procures services on our behalf. Pursuant to an agreement with NTLG, we have the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Our operations are fully integrated into the operations of NTL. Accordingly, as an integrated part of NTL’s UK operations, the following business description describes the portion of NTL’s UK operations of which we comprise a part.

NTL’s business

NTL is a leading broadband and communications services company in the UK based on total residential subscriber numbers. NTL provides the following communication services to its customers:

•                                          ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to Internet Service Providers, or ISPs, in the UK; and

•                                          ntl: business provides data, voice and Internet services to large businesses, public sector organizations and small- and medium-sized enterprises, or SMEs, located near our existing residential broadband network in the UK.

ntl: home

NTL’s ntl: home segment provides residential telephone, cable television and Internet services in the UK as well as wholesale Internet access solutions to UK ISPs. NTL is the largest direct provider of residential broadband services in the UK. NTL refers to each service NTL provides as a revenue generating unit, or RGU. For example, if NTL provided one customer with broadband Internet and telephone services, this customer would represent two RGUs. As of December 31, 2003, NTL had approximately 2.9 million ntl: home customers, representing approximately 5.5 million RGUs. As of December 31, 2003, NTL’s customer penetration rate was approximately 36.9%. The customer penetration rate measures the number of customers for NTL’s services divided by the number of homes within NTL’s service area that can potentially be served by NTL’s network with minimal connection costs. For the year ended December 31, 2003, ntl: home revenues increased by 14.2% to $2,442.5 million from $2,139.0 million in 2002, and expressed in UK pounds revenues increased by 4.9% to £1,494.1 million from £1,423.7 million during the same period.

During 2003, ntl: home added 181,500 net new customers compared with a net loss of 174,300 customers in 2002. This achievement is primarily the result of NTL’s efforts since 2002 to improve the pricing and packaging of its services, improve its customer service experience and re-build a sales force that had previously been scaled back. NTL’s gross activations increased to 557,800 in 2003 from 292,800 in 2002. In addition, NTL’s deactivations declined from 467,100, or a 16.8% average customer churn rate in 2002 to 376,300, or a 13.4% average customer churn rate in 2003. Customer churn is a cable industry term for the percentage of customers that stop using a provider’s services.

ntl: home services

Bundling advantage

In addition to providing its customers with better service, NTL also continues its efforts to cross-sell or up-sell its services to existing customers. As of December 31, 2003, NTL had approximately 949,200 broadband Internet subscribers. NTL’s packaging and pricing are designed to encourage its customers to use multiple services like dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and television, or triple telephone, television and Internet access. For example, NTL’s Family Pack bundle offers over 100 television channels and a telephone line rental, and is subscribed for by approximately 70% of its DTV customers. In addition, NTL offers subscribers “two-for-one” incentives, like a free basic DTV subscription (for 12 months) with the purchase of our 24 hour unlimited UK call package.

NTL believes that it is uniquely positioned in its service areas to use bundling to increase its customer base, reduce its customer churn rate and increase its profitability. As of December 31, 2003, over 70% of its customers received multiple services from NTL, and each of its ntl: home customers represented on average approximately two RGUs. In its service areas, NTL is the only service provider that can provide the full range of services that NTL offers. The table below shows other typical service providers who offer their services in NTL’s areas:

ntl: home service bundling
	ntl: home	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview

Telephone	✓	✓	X	X	✓	X
Broadband	✓	✓	X	✓	✓	X
Dial Up	✓	✓	X	✓	✓	X
Television	✓	X	✓	X	X	✓
Bundled Services	✓	X	X	X	X	X

✓                   = service available

X             = service not available

(1)                                  Although BT Group plc, or BT, and British Sky Broadcasting Group plc, or BSkyB co-market each other’s telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately.

(2)                                  For example, Freeserve, Tiscali, AOL Europe and Virgin.net.

(3)                                  For example, Alpha Telecom, One.Tel, Tesco and Carphone Warehouse.

Broadband Internet access

NTL was the first communications provider in the UK to launch a high-speed cable modem Internet service. This service links customers of its local cable networks to the Internet at up to 20 times the speed possible over standard telephone lines. Broadband Internet usage by residential customers remains a relatively new and undeveloped market. As of December 31, 2003, out of approximately 6.8 million homes currently able to receive broadband Internet service from NTL, NTL had approximately 949,200 residential broadband customers, a penetration rate of 14.0%.

Unlike standard dial-up Internet, NTL’s broadband Internet service is an “always on” service, eliminating logging-on delays and the need to log off while using the telephone. NTL offers three tiers of broadband Internet services to its customers: 150Kb/s, 600Kb/s and 1024Kb/s, or 1Mb/s. NTL’s 600Kb/s service provides an advantage over competing digital subscriber line, or DSL, services, which are generally offered at speeds of approximately 512Kb/s.

Cable television

NTL offers both analog television, ATV, and digital television, DTV, to its customers. NTL has a number of ATV packages, which can be supplemented with premium channels and/or pay per view services. NTL also offers a wide range of digital services, including access to over 150 channels, advanced interactive features and a range of pay per view services. The selection of cable channels that NTL currently offers to its customers varies based on the particular area in which the service is provided. This variation is a result of the different channels offered by the various cable networks NTL acquired over the past several years and will decrease as DTV continues to be rolled out. In addition to offering many of the popular channels available on BSkyB’s satellite platform, NTL also offers to all of its digital customers, through its joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row.” Front Row represented the first alternative in the UK to BSkyB in the provision of films and sports events through pay television.

NTL’s DTV technology enables a significant range of interactive services to be delivered that make use of the always-on return path. Examples of interactive services include game playing, television email and access to news, entertainment and information services from an on-screen menu.

As of December 31, 2003, NTL provided cable television services to approximately 2.0 million residential customers, of which approximately 1.3 million received its DTV service and approximately 693,600 received its ATV service. This represents a decrease since December 31, 2002 of approximately 31,700 residential television customers, which includes an increase of approximately 101,000 DTV service customers and a decrease of approximately 132,700 ATV service customers. As of December 31, 2003, the penetration rate for NTL’s residential cable television services was approximately 26.0%.

Telephone

NTL provides local, national and international telephone services to its residential customers. NTL tiers its product offering with attractive pricing that includes “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. NTL believes that this combination of product tiering and pricing adds value to its offerings and enhances its market competitiveness. As of December 31, 2003, NTL provided telephone service to approximately 2.5 million residential customers, an increase of approximately 113,500 telephone service customers since December 31, 2002. As of December 31, 2003, the penetration rate for NTL’s residential telephone services was approximately 33.5%.

ntl: home Strategy

NTL’s network infrastructure enables NTL to offer existing and new customers within its service areas bundled services that include telephone, television and Internet services. NTL continues to focus on increasing customer penetration of relatively higher margin services like broadband Internet and telephone services through its competitively-priced bundled packages. NTL believes this will enable it to increase customer use of its services, thereby increasing its RGUs and average revenues per customer. From time to time, NTL has discussed with some of its suppliers of television programming content, including BSkyB, more favorable pricing or bundling terms. NTL and BSkyB have reached agreement on the main principles of a marketing incentive scheme that will provide NTL with improved economic terms based on increased sales of BSkyB’s premium movie and sports channels. Conclusion of this deal is subject to certain matters, including the negotiation of a long form carriage agreement. Accordingly, there can be no assurance that any changes to the terms of NTL’s current agreement will be made. NTL also continues to focus on improving its customer service in order to minimize its customer churn rate while continuing to decrease its operating costs. NTL expects to improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction with the integration of its different billing systems to a common platform.

ntl: business

ntl: business provides a wide range of voice, data and Internet based communications services for NTL’s business customers. ntl: business targets large businesses, public sector organizations and SMEs. NTL generally divides its customers into three categories based on revenues generated or revenues expected to be generated by that customer:

•                                          Tier 1—each Tier 1 customer generally provides NTL with more than £100,000 of revenues annually.

•                                          Tier 2—each Tier 2 customer generally provides NTL with between £25,000 and £100,000 of revenues annually.

•                                          Tier 3—each Tier 3 customer generally provides NTL with less than £25,000 of revenues annually.

This segmentation of existing customers enables divisional directors to devote resources and provide levels of service appropriate to levels of customer revenues. We primarily focus on our Tier 1 and Tier 2 customers. For the year ended December 31, 2003, ntl: business revenues decreased by 1.8% to $461.2 million from $469.8 million in 2002, and revenues expressed in UK pounds decreased by 9.8% to £282.1 million from £312.7 million. For the year ended December 31, 2003, Tier 1 and Tier 2 customers accounted for a majority of ntl: business’s revenues, with Tier 1 customers accounting for a significant portion of those revenues.

ntl: business Services

Voice Services

Business Exchange Lines

NTL’s business exchange lines provide its business customers with analog telephone services that connect to customer telephone handsets or private automatic branch exchanges, or PABXs. Revenues for this service are derived from service installation, line rental and usage charges.

Business Line ISDN 30

NTL’s Business Line ISDN 30 service delivers 30 digital exchange lines over a single physical access link. The exchange lines may be used for voice or data applications or a mix of both. The number of digital exchange lines is sized to a customer’s needs. Revenues for this service are derived from service installation, line rental and usage charges.

Centrex

NTL’s single and multi-site Centrex solutions provide customers with the facilities of a PABX without the need to invest in the provision and maintenance of a local PABX. Telephone calls between users within a building or in different buildings are handled through NTL’s network but appear to the user to be transferred through a local PABX. Revenues for this service are derived from installation, equipment rental, line rental and call charges.

Data Services

Leased Lines

NTL’s leased line services provide high quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s, 155Mb/s and 1000Mb/s or 1Gb/s. Revenues for this service are derived from service installation and recurring rental charges based on distance.

Virtual Private Network

NTL provides virtual private connections between customer locations. Virtual private networks deliver several connections over a single access link. This provides the benefits of a dedicated private network at a lower cost. Revenues for this service are derived from installation, access circuit rental and virtual connection rental charges.

Structured Cabling

NTL provides in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenues for this service are determined on a project by project basis.

LAN Services

NTL provides design, installation and maintenance services for its customers’ local area networks, or LANs. Revenues for this service are determined on a project by project basis.

Internet

Dedicated Internet Access

NTL provides high speed dedicated Internet access to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the Internet. Because NTL owns its network, NTL can provide competitively priced Internet access at higher speeds. In addition, NTL also provides cable modem access to its smaller customers. NTL’s pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

ntl: business Strategy

NTL’s network infrastructure passes within 200 meters of more than 570,000 business premises in the UK. NTL uses its network infrastructure and brand to offer voice, data and Internet services to these business customers. NTL is currently focused on its existing business customer base with an emphasis on providing them a full set of services at competitive prices. NTL has also undertaken a detailed review of its cost base in this segment, with a view to right-sizing the organization for its customer base and improving profitability. For example, ntl: business decreased its headcount from approximately 2,100 employees in December 2002 to approximately 1,300 employees in December 2003. NTL plans to return to selective, capital-efficient customer growth in 2004.

NTL’s Network

NTL’s business is underpinned by significant investment by NTL and the companies it has acquired in NTL’s network infrastructure. NTL believes that it can successfully grow its business by generating additional revenue from its existing assets with limited infrastructure upgrade and capital investment.

ntl: networks operates, manages and maintains the core network infrastructure that transports NTL’s voice, Internet, data, optical and DTV services. The networks group governs the architecture of all of NTL’s networks, plans and implements network capacity and operates NTL’s telephone, data and backbone transmission networks. It plans network strategy and creates architecture for national and local access networks, setting technical standards for the whole network. It also manages NTL’s network security and the radio frequency spectrum on the broadband local access network. There are two dedicated network sites.

Infrastructure

NTL’s broadband communications network in the UK currently passes approximately 8.4 million homes. NTL’s high-capacity two-way local broadband fiber networks serve entire communities throughout NTL’s regional franchise areas. NTL’s fiber optic cables also pass a significant number of businesses in these areas and are connected to distribution points or nodes.

The core network has a fiber backbone that is approximately 9,900 kilometers long. This includes 7,600 kilometers which are owned or operated by NTL and approximately 2,300 kilometers which are leased fiber from other network owners. A total of 99 switches direct telephone traffic around the core and local networks. In addition, NTL has more than 500 hub sites, points of presence, repeater nodes or other type of network site, and over 140 radio sites.

The transmission network uses synchronous digital hierarchy. This technology allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. NTL’s backbone network also provides asynchronous transfer mode, or ATM, and Internet protocol, or IP, services. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, like routing devices, close to NTL’s customers, allowing NTL to offer a broad range of voice and data services. The backbone transmission network connects all NTL’s voice switches and broadband Internet protocol routers.

NTL has a variety of alternative methods to carry NTL’s national telecommunications network over the “last mile” to the premises of those customers which are located outside of NTL’s cabled areas. NTL:

•                                          obtains permits to construct telecommunications networks, and build out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer;

•                                          leases circuits on the local networks of other service providers to connect to its customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, and can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it; and

•                                          connects customers to its national telecommunications network via its extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and its customers.

IT

NTL outsources the management of the primary elements of its IT systems to IBM, pursuant to an agreement with IBM which terminates in 2013. NTL retains control of its IT activities that are fundamental to its competitive advantage and key to the development of its intellectual property. The services IBM provides include:

•                                          management of our mid-range IT equipment;

•                                          software application development;

•                                          software application maintenance and support;

•                                          management of our internal voice and data network;

•                                          end-user help desk services; and

•                                          end-user desk top and lap top computing support.

On September 30, 2003, NTL amended its agreement with IBM. Under this amended agreement, prices for services previously provided to NTL by IBM were renegotiated on terms more favorable to NTL. IBM will also provide additional services to NTL. Under the amended agreement, annual service charges may be reduced if NTL successfully implements its integrated billing systems and, as a result, achieves cost savings. Although this agreement terminates in accordance with its terms in 2013, NTL has the right to terminate it, with or without cause, on or after May 23, 2006, subject to paying a termination fee. If we terminate the contract on or before December 31, 2010, we must pay a termination fee equal to £15 million. This fee decreases each subsequent year to approximately £5.0 million in 2013.

Competition

NTL faces significant competition from established and new competitors in the areas of residential telephone services, business telecommunications services, Internet and cable television.

ntl: home

NTL competes primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than NTL’s. In addition to BT, other telecommunications companies, like Alpha Telecom, One.Tel, Tesco and Carphone Warehouse, compete with NTL in the residential telecommunications market. In particular, carrier pre-selection may increase the appeal of indirect access operators. These carriers offer discounted call charges that may undercut NTL’s prices. BSkyB currently markets residential telecommunications services on an indirect access basis. Indirect access typically requires the customer to dial additional digits before entering the primary telephone number. This diverts calls onto another operator’s network.

NTL also competes with mobile telephone networks that may threaten the competitive position of its networks, particularly if call charges are reduced further on the mobile networks. However, NTL expects that any decrease in demand for telephone services as a result of competition from mobile telephone networks may be at least partially offset by increased demand for its services to mobile telecommunications operators.

NTL’s cable television service competes with digital terrestrial television services like Freeview, a service provided by DTV Services Limited, a joint venture between BSkyB, Crown Castle International Corp. and the BBC, digital satellite television services offered by BSkyB and satellite master antenna systems. In addition, pay television and pay per view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. NTL expects that, in the future, it may face competition from programming provided by video-on-demand services.

NTL’s Internet services compete with BT and resellers of BT’s Internet services. Competition in the Internet services market has been increasing. For example, the launch by Freeserve of aggressive retail price discounts may, if successful, encourage other ISPs to also introduce discounted prices and other similar offers. NTL expects the level of competition in the Internet service market to increase significantly.

NTL believes that it has a competitive advantage in the residential market because it offers integrated telephone, cable television, telecommunications services, including Internet, interactive television and online services, as well as multi-product packages designed to encourage customers to subscribe to multiple services. The packages NTL currently offers to the majority of its UK residential customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. NTL’s packaging and pricing are designed to encourage its customers to use multiple services from NTL like dual telephone and broadband, dual telephone and narrowband, dual telephone and television, or triple telephone, television and Internet access. Of NTL’s peers, only Telewest, which does not offer its services in NTL’s service areas, is able to offer the full range of services NTL provides.

ntl: business

NTL faces a wide range of competitors in the UK market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest’s local networks do not overlap with NTL’s networks, NTL does not compete with Telewest to any material extent. BT is a major competitor in almost all of NTL’s market opportunities. Cable and Wireless plc, or C&W, and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets. However, these companies do not own extensive local access networks and generally rely on wholesale arrangements to supply their customers.

COLT Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME market and in the market for larger corporate accounts and public sector organizations. In addition, for voice services NTL compete with a number of resellers who purchase wholesale minutes from BT and others and compete aggressively in the retail market.

Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service. NTL expects price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and NTL cannot assure you that these or other competitors will not expand their businesses in its existing markets or that NTL will be able to continue to compete successfully with these competitors in the business telecommunications market.

Government Regulation

Regulation by the European Union

The European Union, or EU, regulates NTL’s business through various legislative means. In February 2002, the EU adopted a package of legislative measures, which set out a new framework for electronic communication to ensure that the legislation is more technology neutral. The new regulatory framework, or NRF, consists of:

•                                          five harmonization directives, including a framework directive and four specific directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services;

•                                          a regulation on unbundling the local loop;

•                                          a draft liberalization directive; and

•                                          a decision on EU radio spectrum policy.

The UK government implemented these directives into law by the enactment of the Communications Act 2003 and the Communications Regulations Act 2002. See “—Regulation in the UK”.

Regulation in the UK

NTL is subject to statutory regulation under the Communications Act 2003 and the Broadcasting Acts 1990 and 1996.

Under the Communications Act 2003, companies intending to provide designated electronic communications networks, or ECNs, or designated electronic communications services, or ECSs, are required to give prior notification of their intention to do so, in accordance with various conditions. This notification procedure replaces the previous regime of individual licenses required by the Telecommunications Act 1984. As a prior holder of a public telecommunications operator license under the Telecommunications Act 1984, NTL is automatically deemed to operate under the new regime. NTL’s entitlement to provide services extends throughout the UK. The UK regulatory regime was supervised and enforced by the UK Office of the Director General of Telecommunications, OFTEL, until January 1, 2004, when enforcement powers were transferred to the Office of Communications, or OFCOM. A breach of any conditions, which apply to NTL, can lead to fines and ultimately to revocation of the right to provide a designated ECN or a designated ECS.

NTL also holds a number of television licensable content service licenses to provide television content services under the Communications Act 2003. These licenses are also supervised and enforced by OFCOM. Any breach of conditions of these licenses, which apply to NTL, can lead to fines and ultimately to revocation of the right to provide the service.

SMP and market reviews

The notification procedure contains certain conditions, which apply only where a service provider has been found to have significant market power, or SMP, in a relevant market. SMP is similar to the competition law concept of market dominance.

In 2003, OFTEL began a series of market reviews intended to identify which operators have SMP in a range of telecommunications and broadcasting markets. OFTEL’s provisional finding was that all fixed operators would have SMP in relation to the termination of voice calls on their own network. This finding is consistent with earlier findings that all mobile companies similarly enjoy SMP in relation to the termination of calls on their networks. The OFTEL finding was based upon OFTEL’s determination that the charges related to the termination of voice calls were not subject to competitive pressures because these charges are reflected on the bills of the calling parties who are not the operators’ own customers.

In August 2003, OFTEL issued a statement confirming this finding. OFTEL set out the obligations that NTL and others would be expected to adhere to in light of this finding. A condition of the notification procedure will require NTL to offer a fair and reasonable rate to interconnecting operators for the termination of calls on its network. OFTEL indicated that it would consider a fair and reasonable rate to be one that was no higher than the regulated rate that BT must offer to terminate calls on its network. As NTL already offered and received voice calls to BT and to other operators at a rate equivalent to the regulatory rate imposed on BT, it does not appear that this ruling has had a material effect on NTL.

With respect to all of NTL’s other voice, data and Internet markets, OFTEL’s conclusions, adopted by OFCOM, have been that NTL does not have SMP.

Regulation of BT

The regulation of BT is also key to NTL’s business in a number of ways. Because BT is the dominant provider of voice telephone services and NTL’s major rival in broadband services with a continued monopoly of the DSL local loop, it is important to NTL that BT is subject to strict controls regarding anti-competitive behavior. However, regulation in the form of retail price controls can also reduce pricing to unsustainable levels. Finally, “open access” regulation in either voice telephone services or data markets could facilitate entry by other providers, including service providers that do not own and run their own access infrastructure, intensifying the competitive threat to NTL.

BT is subject to the same notification procedures as NTL and also to the same process of market reviews to determine whether there is SMP. The reviews completed to date have all concluded that BT has SMP in several markets. The remaining reviews have made similar provisional findings. The effect of these reviews has been to subject BT to a large number of regulatory requirements at both the retail and wholesale levels.

BT will also be subject to a general presumption of market dominance in relation to its commercial behavior in relevant markets where it holds SMP, which is likely to lead to restrictions on its ability to price and bundle services.

OFTEL has stated that it intends to avoid retail price regulation wherever possible in favor of behavioral remedies, like fines for abusive conduct, and measures that stimulate competitive entry, like unbundling broadband services and carrier pre-selection for voice telephone services. Regulation is unlikely to reduce price directly but NTL could face an increase in the number of competitors using BT’s access infrastructure.

Other conditions of the General Authorization

As an ECN, NTL must satisfy a number of conditions, including:

•                                          requirements to offer outbound number portability to customers wishing to switch to another network, and to support inbound number portability when NTL acquires a customer from another network on reasonable terms, including charges. The number portability requirements are specified in detail in a functional specification that is subject to periodic review and modification. As a result, number portability requirements could become more onerous over time;

•                                          requirements to offer directory inquiry services to subscribers of all networks. In September 2001, OFTEL announced that the existing “192” directory inquiry number would be withdrawn and replaced with a new structure in which customers would have access to a range of service providers using different six-digit codes. The “192” directory inquiry number was withdrawn on August 24, 2003. NTL’s new directory inquiry number is 118 878;

•                                          requirements to provide directory inquiry information to third parties. This necessitates systems development costs to develop intra-industry transfers of data;

•                                          requirements to publish up-to-date price information;

•                                          powers to require operators to report and publish quality of service data; and

•                                          powers to enforce compliance with a recognized standard for auditing metering and billing systems.

Rights of way

Under the Communications Act 2003, service providers are eligible for enhanced legal rights in respect of access to private land, exemption from certain requirements of general planning law and, under the Electronic Communications Code, the right to install equipment in the public highway. The Electronic Communications Code therefore creates a legal framework for the installation and maintenance of a telecommunications network. These rights are subject to certain conditions relating to the use of powers which may be specified from time to time by the UK Department of Trade & Industry, or the DTI. Failure to adhere to these conditions could lead to fines or ultimately to the revocation of rights under the Electronic Communications Code.

Universal service obligations

The Communications Act 2003 introduced powers relating to universal service obligations. Following a direction by OFTEL, BT and Kingston Communications continued to be the only operators to be affected by universal service obligations, except the obligations to provide:

•                                          a text relay service for the hard of hearing at reasonable cost;

•                                          braille bills to the blind; and

•                                          priority fault repair to customers with disabilities.

However, OFTEL recommended that OFCOM should conduct a full review of universal service in 2004, including a review of the funding of the provision of universal services. This will form part of the strategic review of telecommunications described below. It is possible that this might recommend universal service obligations be imposed on service providers including NTL. Although BT and, in the city of Hull, Kingston Communications would be the primary obligated parties, other service providers could be required to contribute to a universal service fund that would in part compensate BT and Kingston Communications for the execution of their own universal service obligations.

Strategic review of telecommunications

OFCOM has decided that one of its first key tasks will be to review the UK telecommunications sector. The terms of reference are very wide and its conclusions will shape the strategy through which OFCOM promotes competition in the sector. The review is expected by the fall of 2004. However, OFCOM’s subsequent actions will still need to fit within the New Regulatory Framework of the EU. See “—Regulation by the European Union” above. Within those parameters, it is possible that OFCOM’s conclusions might lead to the further relaxation of regulation on BT; alternatively, they might recommend tighter regulation or even structural reorganization of BT which could potentially benefit NTL.

Competition Act 1998

The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements. It also introduced third party rights, stronger investigative powers, interim measures and enforcement powers. These enforcement powers include fines of up to 10% of annual UK revenues for each year of a breach, up to a maximum of three years. The Competition Act 1998 is enforced by the Office of Fair Trading, or OFT, and gives concurrent enforcement powers to the sector regulator, OFCOM, and previously OFTEL. The Act also enables third parties to bring enforcement actions directly against persons, including telecommunications operators, who are in breach of the prohibitions and seek damages, rather than have to wait for OFCOM to undertake enforcement action.

In February 2000, OFTEL issued specific guidance on the application of the Competition Act 1998 in the telecommunications sector. This guidance stated that OFTEL would follow closely the general principles set out in the OFT’s guidance on the application of the Competition Act 1998 in its application of those prohibitions. In addition, the regulators are not permitted to reach decisions that are inconsistent with EU law.

The Competition Act 1998 limits the types of agreements and arrangements NTL can enter into. For example, NTL may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by NTL.

Enterprise Act 2002

The competition and consumer protection provisions of the Enterprise Act 2002 came into force on June 20, 2003. These provisions introduced a range of measures to enhance business by strengthening the UK’s competition law framework. The main reforms in the Enterprise Act are:

 Competition.  To a large extent, independent competition bodies rather than the DTI will now make decisions on merger and market investigations using competition-based tests. In the case of merger control, a competition-based test replaces the existing public interest test and will assess whether relevant mergers may lead to a “substantial lessening of competition.” In addition, a new jurisdictional threshold on revenues replaces the previous gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will constitute a merger that the OFT has a general duty, subject to certain exceptions, to refer for investigation by the Competition Commission if the OFT believes the merger may be expected to result in a substantial lessening of competition in the UK.

Under the new regime, the competition authorities are obliged to consult on and give reasons for all significant decisions. There is a new right of appeal to the Competition Appeal Tribunal, or CAT, in merger and market inquiries. Inquiries have to be completed within statutory maximum timetables. Reforms to the Competition Commission’s procedures allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and punished by imprisonment for up to 5 years and unlimited fines. The courts may also order the disqualification for up to 15 years of directors whose companies have committed a breach of UK or EC competition law. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered owing to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where there have been no such prior findings of infringement, claims may still be pursued in the High Court, although the claimant itself will in these circumstances need to establish that there has been an infringement.

 Consumer Protection.  Stop now orders will now be available to protect consumers from traders who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, like failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

Designated consumer bodies will be empowered to make “super-complaints” to the OFT about features of a market that are harming consumers. The aim is to address situations where markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days of receiving a complaint.

Research and Development

NTL’s research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

NTL does not have any material patents or copyrights nor does it believe that patents play a material role in its business. NTL owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the “ntl:” logo. In addition, NTL is substantially dependent on the authorizations granted by the legislative agencies which regulate its various businesses. The loss of any one or more of those authorizations could have a material adverse effect on NTL’s business and financial condition.

Customers

No material part of our business is dependent upon a single customer or a few customers. We do not believe that the loss of any one customer would have a materially adverse effect on our results of operations.

Employees

As the management of our business is performed by NTL, we do not have any employees on our payroll. At December 31, 2003, NTL had approximately 13,650 employees, approximately 13,100 of whom are permanent and approximately 550 of whom are temporary or contract employees. NTL believes that its relationship with its employees is generally good.

Item 2.    Properties

We do not own or lease any properties. NTL South Herts owns a freehold property at 9 Greycaine Road, Watford for use as offices and to house network equipment.

Item 3.    Legal Proceedings

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

While our interests are publicly held, there is no established public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 23, 2004, the approximate number of holders of our limited partnership interests was 5,500.

Item 6.  Selected Financial Data

The following table sets forth certain financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management Discussion and Analysis appearing elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999

Income Statement Data:
Revenues	$32,772,962	$29,552,065	$28,354,653	$26,310,898	$28,345,316
Cost of Goods Sold	(10,662,169)	(10,772,887)	(12,277,725)	(10,366,295)	(10,837,197)
Selling, General and Administrative Expenses	(130,840)	(167,225)	(277,224)	(277,225)	(245,974)
Management Fees and Allocations from General Partner	(13,544,514)	(12,035,660)	(11,901,237)	(13,128,873)	(10,447,802)
Other charges	(220,329)	(1,488,502)	(2,307,942)	—	—
Depreciation	(7,460,577)	(7,595,523)	(14,629,055)	(4,759,437)	(6,279,976)
Operating Income (Loss)	754,533	(2,507,732)	(13,038,530)	(2,220,932)	534,367
Interest Expense	(1,922,710)	(1,587,925)	(1,577,428)	(3,217,052)	(3,322,569)
Exchange (losses) gains	(179,033)	(162,100)	23,590	177,333	21,763
(Loss) before Minority Interests	(1,347,210)	(4,257,757)	(14,592,368)	(5,260,651)	(2,766,439)
Minority Interests	—	768,837	4,723,504	1,665,805	797,107
Net (Loss)	$(1,347,210)	$(3,488,920)	$(9,868,864)	$(3,594,846)	$(1,969,332)

Net (Loss) per Limited Partnership Unit	$(23.43)	$(60.67)	$(171.60)	$(62.51)	$(34.24)
Weighted Average Number of Limited Partnership Units Outstanding	56,935	56,935	56,935	56,935	56,935

	As of December 31,
	2003	2002	2001	2000	1999

Balance Sheet Data:
Total Assets	$61,450,329	$58,973,664	$59,167,848	$70,366,262	$73,021,980
Accounts Payable to Affiliates and Related Parties	66,757,685	62,691,338	58,599,365	32,690,227	21,114,583
Long Term Debt	—	—	—	21,618,413	29,014,559
General Partner’s (Deficit)	(537,849)	(524,377)	(489,488)	(390,799)	(354,851)
Limited Partners’ Capital (Deficit)	(4,246,895)	(2,913,157)	540,874	10,311,049	13,869,947
Minority Interests	—	—	739,160	5,645,599	7,883,670

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the United Kingdom. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at December 31, 2003 and 2002:

	December 31 2003	December 31 2002

Homes passed(1)	92,081	91,749
Homes marketable(2)	92,081	91,749
Total customers	33,121	32,018
Digital cable subscribers	20,780	20,681
Analog cable subscribers	3,996	5,023
Broadband internet subscribers	10,850	5,741
Telephony subscribers	29,674	29,069
Penetration (homes marketed)(3)	36.0%	34.9%
Annualized Churn(4)	12.6%	12.9%

(1)                                  Homes passed is the number of homes that have had ducting buried outside.

(2)                                  Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(3)                                  Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(4)                                  Churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers serviced during that quarter.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported, as well as disclosures about contingencies, risks and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgement and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Foreign Currency Translation:

Our principal operating functional currency is the UK pound sterling, while our reporting currency is the US dollar. The assets and liabilities of our UK subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

Fixed Assets:

•                                          Fixed assets, net, totaled $61.5 million and $58.9 million, representing 100.0% and 99.8% of total assets at December 31, 2003 and 2002, respectively. Fixed assets, net are stated at cost less accumulated depreciation.

•                                          The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

•                                          We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Our managers use their experience and expertise in applying judgements about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Revenue:

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•                                          persuasive evidence of an arrangement exists between us and our customers;

•                                          delivery has occurred or the services have been rendered;

•                                          the price for the service is fixed or determinable; and

•                                          collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone service and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. We apply the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone service and internet services, as well as cable television services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.

Other Policies:

•                                          A subsidiary of NTL provides infrastructure and management support services to us. The related charges represent our portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge.

•                                          We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•                                          Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We consult both internal and external experts with respect to other matters that arise in the ordinary course of business. Examples of these matters that are based on assumptions, judgments and estimates include amounts to be paid to terminate some agreements included in restructuring charges and the amounts to be paid to settle some other liabilities. A liability is accrued if the likelihood of occurrence of an adverse outcome is probable and the amount is capable of estimation.

•                                          We incur interconnection and related costs from other carriers relating to the provision of telephone services. These carriers can make retrospective adjustments to charges for these services which requires us to estimate certain charges for a particular period. Actual charges may differ from those estimated.

These policies may need to be revised in the future in the event that changes to our business occur.

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, like rent, utilities and rates; and allowances for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors affecting our business

Customer Churn.  An increase in our customer churn can lead to increased costs and reduced revenues. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Customer churn is a measure of the number of customers who stop using our services. Our annualized customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, NTL needs to integrate its billing systems and customer databases, including ours, across its entire network. Although NTL is in the process of integrating its billing systems and customer databases, including ours, there can be no assurance that it will be successful in reaching this goal. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

Competition.  Our ability to acquire and retain customers and increase revenues depends on our competitive strength. There is significant competition in our markets through digital satellite offered by BSkyB and digital terrestrial television offered by Freeview, as well as through alternative Internet access services, like DSL, which is offered by BT. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL, will be sufficient for our cash requirements in 2004. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

Seasonality.  Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues in ntl: home and ntl: business tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service owing to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

Integration of Billing Systems.  NTL is in the process of integrating its various billing systems and customer databases, including ours, in an effort to improve one of the main tools it uses to provide customer service. NTL has numerous billing systems and customer databases owing to the many acquisitions it has made. NTL is seeking to complete this integration by late 2004. The total project cost is estimated to be approximately £75 million of which NTL incurred approximately £55 million through December 31, 2003. Approximately £33 million of this amount was incurred in 2003. If the integration is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Years ended December 31, 2003 and 2002

We present below summarized consolidated financial information for the years ended December 31, 2003 and 2002:

	Year ended December 31,		Increase (decrease)
	2003	2002	$	%

Revenues	$32,772,962	$29,552,065	3,220,897	10.9
Cost of goods sold	(10,662,169)	(10,772,887)	(110,718)	(1.0)
Selling, general and adminstrative expenses	(130,840)	(167,225)	(36,385)	(21.8)
Management fees and allocated overhead	(13,544,514)	(12,035,660)	1,508,854	12.5
Other charges	(220,329)	(1,488,502)	(1,268,173)	(85.2)
Depreciation	(7,460,577)	(7,595,523)	(134,946)	(1.8)
Operating income (loss)	754,533	(2,507,732)	(3,262,265)	(130.1)
Interest expense	(1,824,622)	(1,497,775)	326,847	21.8
Other interest	(98,088)	(90,150)	7,938	8.8
Exchange losses	(179,033)	(162,100)	16,933	10.4
Loss before minority interests	(1,347,210)	(4,257,757)	(2,910,547)	(68.4)
Minority interests	—	768,837	(768,837)	(100.0)
Net loss	$(1,347,210)	$(3,488,920)	(2,141,710)	(61.4)

Revenues

For the year ended December 31, 2003, revenues increased by 10.9% to $32.8 million from $29.6 million in 2002 primarily owing to foreign exchange movements. Revenue expressed in UK pounds sterling increased by 1.9% to £20.0 million in 3003 from £19.7 million in 2002. We have increased our revenues through price rises and more broadband customers served by the South Herts System. At December 31, 2003, we served 10,850 broadband customers compared with 5,741 at December 31, 2002. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold.  For the year ended December 31, 2003, costs of goods sold decreased by 1.0% to $10.7 million from $10.8 million in 2002. Cost of goods sold expressed in UK pounds sterling decreased by 9.0% to £6.5 million in 2003 from £7.2 million in 2002. Costs of goods sold as a percentage of revenues declined to 32.5% for the year ended December 31, 2003, from 36.5% for 2002. We have benefited from the efficiencies that NTL has gained in the negotiated reductions in the costs of television programming and reductions in the costs of interconnection owing to the more effective routing of outbound traffic. In addition, we have also benefited from a release of certain accruals in respect of favorable resolutions by NTL of billing matters with certain providers of interconnect related services.

Selling, general and administrative expenses.  For the year ended December 31, 2003, selling, general and administrative expenses decreased by 21.8% to $130,840 from $167,225 in 2002. We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

Management fees and allocated overhead.  For the year ended December 31, 2003, management fees and allocated overhead increased by 12.5% to $13.5 million from $12.0 million in 2002 primarily owing to foreign exchange movements. Management fees and allocated overhead expressed in UK pounds sterling increased by 2.0% to £8.3 million in 2003 from £8.1 million in 2002. The increase in the amounts charged to us resulted from more marketing and selling activities in 2003, together with higher employee related costs associated with incentive compensation plans. These increases have been partly offset by further operational savings.

Other charges.  For the year ended December 31, 2003, other charges decreased by 85.2% to $220,329 from $1.5 million in 2002. Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the year ended December 31, 2003, depreciation expense decreased to $7.5 million from $7.6 million in 2002. During 2003, we evaluated the remaining useful economic lives of our fixed assets. As of January 1, 2004, we adopted new useful economic lives. We estimate that the impact on the annual depreciation expense upon the adoption of new lives in 2004 not to be significant.

Interest expense

For the year ended December 31, 2003, interest expense increased to $1.8 million from $1.5 million in 2002. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the year ended December 31, 2003, and 2002.

Exchange gains (losses)

For the year ended December 31, 2003, foreign currency exchange losses were $179,033 as compared with losses of $162,100 for 2002. The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interests

In 2003, we recorded no minority interests. At December 31, 2003 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Net loss

For the year ended December 31, 2003, net loss was $1.3 million as compared with a net loss of $3.5 million in 2002. This change was primarily a result of improvement in operating performance.

Years Ended December 31, 2002 and 2001

We present below summarized consolidated financial information for the years ended December 31, 2002 and 2001:

	Year ended December 31,		Increase (decrease)
	2002	2001	$	%

Revenues	$29,552,065	$28,354,653	1,197,412	4.2
Cost of goods sold	(10,772,887)	(12,277,725)	(1,504,838)	(12.3)
Selling, general and adminstrative expenses	(167,225)	(277,224)	(109,999)	(39.7)
Management fees and allocated overhead	(12,035,660)	(11,901,237)	134,423	1.1
Other charges	(1,488,502)	(2,307,942)	(819,440)	(35.5)
Depreciation	(7,595,523)	(14,629,055)	(7,033,532)	(48.1)
Operating income (loss)	(2,507,732)	(13,038,530)	(10,530,798)	(80.8)
Interest expense	(1,497,775)	(1,228,360)	269,415	21.9
Other interest	(90,150)	(349,068)	(258,918)	(74.2)
Exchange (losses) gains	(162,100)	23,590	(185,690)	(787.2)
Loss before minority interests	(4,257,757)	(14,592,368)	(10,334,611)	(70.8)
Minority interests	768,837	4,723,504	(3,954,667)	(83.7)
Net loss	$(3,488,920)	$(9,868,864)	(6,379,944)	(64.6)

Revenues

For the year ended December 31, 2002, revenues increased by 4.2% to $29.6 million from $28.4 million for 2001. The increase is mainly owing to more customers taking broadband Internet services. In 2002, the number of broadband customers rose by 5,619 from 122 as of December 2001 to 5,741 as of December 2002. This increase was offset by a fall in the number of cable television and telephone customers. The South Herts System served approximately 25,704 basic cable television customers and 29,069 residential telephone lines as of December 31, 2002, compared to 27,231 basic cable television customers and 30,198 residential telephone lines as of December 31, 2001.

Expenses

Costs of goods sold.  For the year ended December 31, 2002, costs of goods sold decreased by 12.3% to $10.8 million from $12.3 million in 2001. Costs of goods sold as a percentage of revenues declined to 36.5% for the year ended December 31, 2002, from 43.3% for 2001. The decrease in cost of goods sold is owing primarily to efficiencies and cost savings generated by NTL and partially to fewer customers.

Selling, general and administrative expenses.  For the year ended December 31, 2002, selling, general and administrative expenses decreased by 39.7% to $167,225 from $277,224 in 2001. We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

Management fees and allocated overhead.  For the year ended December 31, 2002, management fees and allocated overhead increased by 1.1% to $12.0 million from $11.9 million in 2001. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns. Management fees and allocated overhead increased during the year despite the allocation to NTL South Herts of the net decrease in NTL’s costs resulting from the following:

•                                          As a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase our costs by approximately $568,000, for the year ended December 31, 2002.

•                                          During the year NTL undertook a review of certain balance sheet accounts which identified that there were accruals that were no longer necessary in light of the resolution of the issues and other liabilities that such accruals sought to address. The review resulted in a decrease in our costs by approximately $620,000, for the year ended December 31, 2002.

Other charges.

For the year ended December 31, 2003, other charges decreased by 35.5% to $1.5 million from $2.3 million in 2001. Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs.

Depreciation

Depreciation expense decreased to $7.6 million in 2002 from $14.6 million in 2001. Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been depreciated over varying lives of between 7 and 40 years. Customer installation and cable converter costs were depreciated over three years being the General Partner’s estimate of the average life of customer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs that would have been fully depreciated under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being depreciated over the remainder of their revised useful economic lives.

In the fourth quarter of 2002, we reviewed our fixed assets in accordance with SFAS No. 144 in light of the lower valuation of the NTL group. We determined that no write down was required as a result of this assessment.

Interest expense

For the year ended December 31, 2002, interest expense increased to $1.5 million from $1.2 million in 2001. We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fee as well as foreign exchange movements.

We paid no cash interest for the year ended December 31, 2002, and $261,886 for the year ended December 31, 2001.

Exchange gains (losses)

Foreign currency exchange losses were $162,100 in the year ended December 31, 2002 compared with gains of $23,590 in the year ended December 31, 2001. The change in exchange losses is primarily attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Net loss

Net loss was $3.5 million in the year ended December 31, 2002 and $9.9 million in the year ended December 31, 2001. This change was the result of the factors discussed above.

Statement of Cash Flows

Year Ended December 31, 2003 and 2002

For the year ended December 31, 2003, cash provided by operating activities decreased to $1.5 million from $1.9 million in 2002, owing to the higher repayment of accounts payable to affiliates and related parties offsetting the increase from the improvement in our operating performance.

For the year ended December 31, 2003, purchase of fixed assets decreased to $1.5 million from $1.9 million in 2002. Purchase of fixed assets relate primarily to customer installations. During 2003, we continued to restrict purchase of fixed assets in an effort to conserve cash.

Year Ended December 31, 2002 and 2001

For the year ended December 31, 2002, cash provided by operating activities decreased to $1.9 million from $26.3 million in 2001. Cash inflow from operating activities in 2001 includes an increase of $26.2 million in accounts payable to affiliates and related parties, which was used to repay bank loan finance.

For the year ended December 31, 2002, purchase of fixed assets decreased to $1.9 million from $5.4 million in 2001. In 2002, we restricted purchases of fixed assets in an effort to conserve cash.

For the year ended December 31, 2001, we repaid our loan and replaced it with financing from NTL.

Liquidity and Capital Resources

Outstanding indebtedness

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of December 31, 2003 we had consolidated current liabilities of $66.8 million due to NTL Group companies.

Historically, our source of cash had been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations in 2004 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

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

Pursuant to the Plan, NTL Europe and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. NTL became the holding company for NTL Europe’s principal UK and Ireland assets and the ultimate parent company of our General Partner, and NTL Europe became the holding company for its continental European and certain other assets. We are no longer affiliated to NTL Europe.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2003.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in US dollars. Therefore, we are exposed to fluctuations in the UK sterling US dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the UK £/ US $ exchange rate is $8,329 for the year ended December 31, 2003.

We have no debt other than amounts due to affiliates. As of December 31, 2003, we had approximately $66.8 million in amounts due to NTL. Consequently, we have little interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-12 of this Annual Report and are incorporated by reference. The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$7,842,694	$8,087,525	$8,205,910	$8,636,833
Operating (loss) income	(156,702)	13,176	375,834	522,225
Net (loss)	(583,914)	(533,509)	(111,285)	(118,502)
Net (loss) per limited partnership unit	(10.15)	(9.28)	(1.94)	(2.06)

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31(1)

Revenues	$7,198,950	$7,212,269	$7,516,867	$7,623,979
Operating (loss)	(502,622)	(308,371)	(596,316)	(1,100,423)
Net (loss)	(596,267)	(578,575)	(927,024)	(1,387,054)
Net (loss) per limited partnership unit	(10.37)	(10.06)	(16.12)	(24.12)

(1)                                  During the fourth quarter of 2002, NTL South Herts was charged $1.5 million by an affiliate of NTL in relation to NTL’s business rationalization program and its recapitalization process.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL *, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as this term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on that evaluation, NTL’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this Report has been recorded, processed, summarized and reported in a timely basis.

(b)  Changes in Internal Controls.  Since the end of the period covered by this Annual Report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                                         We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, our General Partner, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title

Robert Mackenzie	42	Director and Secretary
Scott E. Schubert	50	Director

Robert Mackenzie

Mr. Mackenzie has been the Secretary and Director of our General Partner since May 30, 2000. He joined International CableTel Incorporated in 1993, to establish the legal department in the UK and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. Law Society Finals were taken at College of Law, London.

Scott E. Schubert

Mr. Schubert is NTL’s chief financial officer and a director of our General Partner. He joined NTL in March 2003. From June 1999 to March 2003, Mr. Schubert held a number of positions with WilTel Communications, including his last position as chief financial and corporate services officer. Prior to joining WilTel, from 1976 to June 1999, Mr. Schubert held various positions at Amoco Corporation, including international controller of exploration and production and vice president of Worldwide Financial Services. Following the merger of BP and Amoco in 1998, he was appointed vice president and head of BP Amoco’s Global Financial Services.

In April 2002, Williams Communications Group Inc. filed a petition for relief under Chapter 11 of the US Bankruptcy Code and emerged in October 2002 as WilTel Communications Group.

Item 11.  Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by NTL and its affiliates and, pursuant to the terms of our Partnership Agreement; NTL and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item “Certain Relationships and Related Transactions” for a description of the relationship between us and NTL.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Our General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

No person or entity known to us owns more than 5% of our limited partnership interests. No directors or executive officers of our General Partner beneficially own any of our limited partnership interests.

Item 13.  Certain Relationships and Related Transactions

Our General Partner and its affiliates engage in certain transactions with us as contemplated by our Partnership Agreement and as disclosed in the prospectuses for our public offerings. Our General Partner believes that the terms of such transactions, which are subject to our Partnership Agreement, are generally as favorable as those that we could have obtained from unaffiliated parties. This determination has been made by our General Partner in good faith, but none of the terms were or will be negotiated at arm’s-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that we could have obtained from unaffiliated parties.

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5% of gross revenues, excluding revenues from the sale of cable television/telephone systems. Consulting fees paid or payable by us to NTL for the year ended December 31, 2003 totaled $1,638,649.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to rent, supplies, telephone, travel, copying charges and salaries of any full or part time employees.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, us, although they are not required to do so. We will be charged interest on such advances and deferred amounts. Interest charges incurred by us for the year ended December 31, 2003 amounted to $138,338.

Item 14.  Principal Accountants’ Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young for services, but are allocated a proportion of the fees charged to NTL by Ernst & Young. We provide in the table below an analysis of the fees charged to NTL by Ernst & Young and allocated to us in the each of the two years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002

Audit fees	$32,739	$30,324
Audit-Related fees	1,545	35,827
Tax fees	41,964	46,117
All other fees	—	—
	$76,248	$112,268

Audit fees.         Audit fees represent the aggregate services provided by Ernst & Young for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

Audit-Related fees.       Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice on reporting on internal controls under Section 404.

Tax fees.     Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Tax services included compliance work regarding the preparation and filing of our US and UK tax returns.

All other fees.      All other fees represent the aggregate fees charged for products and services provided by Ernst & Young.

Audit Committee’s pre-approval policies and procedures

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the Audit Committee acts on our behalf as necessary. The current members of NTL’s Audit Committee are Edwin M. Banks, who is its chairman, David Elstein, Charles K. Gallagher, who the board of directors has determined to be an audit committee financial expert, and George R. Zoffinger. The members of NTL’s Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL. Immediately following NTL’s 2004 annual stockholders’ meeting, Mr. Gallagher will become chairman of NTL’s Audit Committee and Mr. Banks will no longer serve as a member of NTL’s Audit Committee.

NTL’s Audit Committee’s policy on pre-approval requirements for audit and other services provided to NTL and us by Ernst & Young is as follows:

•                                          Annually, NTL’s Audit Committee agrees the terms, including fees, of the engagement for the services to be provided by Ernst & Young as part of the recurring annual audit.

•                                          Quarterly, NTL’s Audit Committee pre-approves the Audit-Related fees, Tax fees and Other fees for services to be provided by Ernst & Young to us in respect of services that are either a continuation of services already pre-approved, or services which are expected to commence during the following three months. These limits represent amounts that may not be exceeded without approval by the Audit Committee.

•                                          Between meetings, the Chairman of the Audit Committee has delegated authority to approve services on an ad-hoc basis to meet specific needs up to £100,000 per engagement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements—See Index to Financial Statements on page F-1.

	(2)	Financial Statement Schedules—None

	(3)	Exhibits—See Exhibit Index on page 32.

(b)	The Registrant did not file a report on Form 8-K during the quarter ended December 31, 2003.

(c)	Exhibits—See Exhibit Index on page 32.

(d)	Financial Statement Schedules—None

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

21*	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2004

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership

By:	Fawnspring Limited, its General Partner

By:	/s/ ROBERT MACKENZIE
Robert Mackenzie Director of Fawnspring Limited the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
Robert Mackenzie		March 29, 2004

/s/ SCOTT E. SCHUBERT	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
Scott E. Schubert		March 29, 2004

*                                         The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

FORM 10K—ITEM 15(a)(1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, and 2002
and for the Years Ended December 31, 2003, 2002, and 2001

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

REPORT OF INDEPENDENT AUDITORS

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Ernst & Young LLP
London, England
March 26, 2004

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002

Assets
Fixed assets, net	$61,450,329	$58,877,094
Other assets	—	96,570
Total assets	$61,450,329	$58,973,664

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$66,757,685	$62,691,338
Total liabilities	66,757,685	62,691,338

Partners’ Capital (Deficit)
General Partner Contributed capital	1,000	1,000
Accumulated deficit	(538,849)	(525,377)
	(537,849)	(524,377)

Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2003 and December 31, 2002)	48,817,997	48,817,997
Accumulated deficit	(53,064,892)	(51,731,154)
	(4,246,895)	(2,913,157)
Accumulated comprehensive loss	(522,612)	(280,140)
Total Partners’ deficit	(5,307,356)	(3,717,674)
Total liabilities and Partners’ deficit	$61,450,329	$58,973,664

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001

Revenues	$32,772,962	$29,552,065	$28,354,653
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(10,662,169)	(10,772,887)	(12,277,725)
Selling, general and administrative expenses	(130,840)	(167,225)	(277,224)
Management fees and allocated overhead from the General Partner	(13,544,514)	(12,035,660)	(11,901,237)
Other charges	(220,329)	(1,488,502)	(2,307,942)
Depreciation	(7,460,577)	(7,595,523)	(14,629,055)
Operating income (loss)	754,533	(2,507,732)	(13,038,530)
Other expenses
Interest payable to general partner and affiliates	(1,824,622)	(1,497,775)	(1,228,360)
Other interest charges	(98,088)	(90,150)	(349,068)
Exchange (losses) gains	(179,033)	(162,100)	23,590
Net loss before minority interests	(1,347,210)	(4,257,757)	(14,592,368)
Minority interests	—	768,837	4,723,504
Net loss	$(1,347,210)	$(3,488,920)	$(9,868,864)

Allocation of net loss
General Partner	$(13,472)	$(34,889)	$(98,689)
Limited Partners	(1,333,738)	(3,454,031)	(9,770,175)

Net loss	$(1,347,210)	$(3,488,920)	$(9,868,864)

Net loss per Limited Partnership unit	$(23.43)	$(60.67)	$(171.60)

Weighted average number of Limited Partnership units outstanding	56,935	56,935	56,935

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2003	2002	2001

Net loss	$(1,347,210)	$(3,488,920)	$(9,868,864)
Foreign currency translation adjustments	(242,472)	(58,077)	(351,711)
Comprehensive loss	$(1,589,682)	$(3,546,997)	$(10,220,575)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Years ended December 31,
	2003	2002	2001

General Partner:
Balance, beginning of year	$(524,377)	$(489,488)	$(390,799)
Net loss for the year	(13,472)	(34,889)	(98,689)
Balance, end of the year	$(537,849)	$(524,377)	$(489,488)

Limited Partners:
Balance, beginning of year	$(2,913,157)	$540,874	$10,311,049
Net loss for the year	(1,333,738)	(3,454,031)	(9,770,175)
Balance, end of year	$(4,246,895)	$(2,913,157)	$540,874

Accumulated comprehensive (loss)	(522,612)	(280,140)	(222,063)

Total Partners’ capital (deficit)	$(5,307,356)	$(3,717,674)	$(170,677)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001

Cash flows from operating activities
Net loss	$(1,347,210)	$(3,488,920)	$(9,868,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	—	(768,837)	(4,723,504)
Depreciation	7,460,577	7,595,523	14,629,055
Change in operating assets and liabilities:
Decrease in other assets	98,088	121,400	94,314
(Decrease) increase in accounts payable to affiliates and related parties	(4,691,449)	(1,580,721)	26,200,073
Net cash provided by operating activities	1,520,006	1,878,445	26,331,074
Cash flows from investing activities
Purchase of fixed assets	(1,520,006)	(1,878,445)	(5,398,631)
Net cash used in investing activities	(1,520,006)	(1,878,445)	(5,398,631)
Cash flows from financing activities
Decrease in loans	—	—	(20,919,270)
Principal payments under capital leases	—	—	—
Net cash used in financing activities	—	—	(20,919,270)
Increase (decrease) in cash and cash equivalents before exhange rate changes on cash	—	—	13,173
Effect of exchange rate changes on cash	—	—	(13,173)
Net decrease (increase) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	—	—	—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$261,886

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Partners’ Interests

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the UK. Fawnspring Limited, a UK corporation (“Fawnspring”), a subsidiary of NTL Incorporated, or NTL, is the general partner (the “General Partner”) of the Partnership.

The General Partner has the authority to manage the business, properties and activities of the Partnership. This includes the ability to operate and maintain cable television and telephone properties, and to purchase or lease property at the expense of the Partnership, the ability to make on behalf of the Partnership all payments required of the Partnership for all direct and indirect costs incurred in the conduct of its business, the ability to borrow money in the name of the Partnership, and the obligation to maintain accurate financial records and to prepare and file the reports required under applicable regulations.

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2003 the loss per limited partnership unit amounted to $23.43.

NTL (South Hertfordshire) Limited

NTL (South Hertfordshire) Limited (formerly C&W Comms (South Herts) Limited) (“NTL South Herts”) is a UK corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. NTL South Herts is the holder of a franchise to own and operate a cable television/telephone system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

NTL South Herts is owned 66.7% by the Partnership and 33.3% by NTL. NTL also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amounts charged to NTL South Herts by a subsidiary of NTL for infrastructure and management support services to NTL South Herts, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts’ network. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership, its subsidiaries and entities where the Partnership’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

The functional currency of the Partnership’s principal operating subsidiary is the UK Pound Sterling, while its reporting currency is the United States Dollar. The assets and liabilities of the Partnership’s UK subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the respective years. Exchange gains and losses on translation of the Partnership’s net equity investment in the subsidiary is reported as a separate component of accumulated other comprehensive income (loss) in the statement of partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

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

Fixed Assets

Fixed assets, net are stated at cost less accumulated depreciation.

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of NTL South Herts’ operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Depreciation is provided on fixed assets at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 3-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenues from subscribers. Repairs and maintenance costs are charged to expense when incurred.

Following the acquisition by NTL of CWC ConsumerCo (which included NTL South Herts), the General Partner reviewed the book value and useful economic lives of the assets of NTL South Herts. This resulted in a change to the book value and useful economic lives of customer installation costs and cable converter costs. Previously, these costs had been amortized over varying lives of between 5 and 40 years. Customer installation and cable converter costs were depreciated over three years being the General Partner’s estimate of the average life of consumer connection. This represents a change in accounting estimate and resulted in an adjustment of $8 million in 2001 relating to those costs that would have been fully amortized under the revised policy. The net book value of customer connection costs and cable converters acquired in the three years prior to May 2000 are being amortized over the remainder of their revised useful economic lives.

During 2003, the General Partner evaluated the remaining useful economic lives of NTL South Herts’ fixed assets. As of January 1, 2004, the Partnership adopted new useful economic lives as follows: operating equipment—5 to 30 years and other equipment—5 to 30 years. The impact on the annual depreciation expense upon the adoption of new lives is estimated not to be significant.

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

Asset retirement obligations

As of January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not result in any recognition of liabilities during its fiscal year ended December 31, 2003.

The Partnership accrues for the liability in respect of dilapidations on its leasehold properties over the term of the lease in accordance with SFAS No. 13 “Accounting for Leases”.

Restructuring Costs

As of January 1, 2003, the Partnership adopted SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of SFAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

Prior to 2003, the Partnership recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure was given in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.

Revenue Recognition

The Partnership recognizes revenue only when it is realized or realizable and earned. The Partnership recognizes revenue when all of the following are present:

•                                          Persuasive evidence of an arrangement exists between the Partnership and its customers;

•                                          Delivery has occurred or the services have been rendered;

•                                          The price for the service is fixed or determinable; and

•                                          Collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone services and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Partnership applies the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. The Partnership applies the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone services and internet services, as well as cable television services, on the basis that the Partnership markets and maintains a unified fiber network through which the Partnership provides all of these services.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $551,581, $295,853 and $774,835 in 2003, 2002 and 2001, respectively.

3.             Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenues, excluding revenues from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2003, 2002 and 2001 were $1,638,649, $1,477,606 and $1,528,773, respectively. These amounts were expensed in the Consolidated Statements of Operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2003, 2002 and 2001, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $12,126,194, $10,558,055 and $10,766,997, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 2003, 2002 and 2001, interest on deferred fees of $1,686,284, $1,380,944 and $1,126,261, respectively, was charged by an affiliate of the General Partner, and interest on advances of $138,338, $116,831 and $102,099, respectively, was charged by the General Partner.

4.             Other Charges

Other charges in each of the years ended December 31, 2003 and 2002, relates to the NTL’s announcements that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The charge allocated to NTL South Herts in 2003 includes employee severance and related costs of $0.2 million. The charge allocated to NTL South Herts in 2002 includes employee severance and related costs of $0.7 million, professional fees of $0.3 million and $0.5 million of contract termination and exit costs.

5.             Fixed Assets

Fixed assets consists of:

	Estimated useful lives	December 31,
		2003	2002

Cable network and other electrical equipment	3-40 years	$134,343,235	$116,110,470
Building and other equipment	3-40 years	7,647,713	6,978,493
Construction in progress		—	1,129,834
		141,990,948	124,218,797
Accumulated depreciation		(80,540,619)	(65,341,704)
		$61,450,329	$58,877,093

6.             Financing

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

7.             Income Taxes

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

The tax basis in the Partnership’s assets and liabilities is approximately $8 million higher than its book basis in its assets and liabilities for financial reporting purposes.

UK profits (comprising income and gains) of NTL South Herts will be subject to UK corporation tax. However, corporations are able to carry forward losses from operations to be offset against subsequent profits of the same operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	December 31,
	2003	2002

Deferred tax liabilities:
Depreciation	$—	$1,372,405
Total deferred tax liabilities	—	1,372,405
Deferred tax assets:
Depreciation	22,576	—
Net operating loss carryforward	9,208,471	1,466,686
Total deferred tax assets	9,231,047	1,466,686
Valuation allowance	(9,231,047)	(94,281)
Net deferred tax assets	—	1,372,405
Net deferred tax liabilities	$—	$—

At December 31, 2003 NTL South Herts has UK net operating loss carry forwards of approximately $30.7 million. The UK net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance against the net operating loss carry forwards on the basis that it was not more likely than not that such assets would be realized in the future.