Form 10-Q
period 2004-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2004-05-13
CIK 857957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

The number of limited partnership units of the registrant outstanding as of April 30, 2004 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED MARCH 31, 2004

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

•      NTL’s significant debt payments and other contractual commitments;

•      NTL’s ability to fund and execute its business plan;

•      our ability to generate cash sufficient to service our debt;

•      our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•      NTL’s ability to integrate its billing systems;

•      NTL’s significant management changes since our emergence from Chapter 11 reorganization;

•      NTL’s ability to develop and maintain back-up for its critical systems;

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

Exchange Rates

The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on March 31, 2004 was $1.84 per £1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low

2003	1.58	1.60	1.65	1.56
2004	1.84	1.84	1.90	1.79

(1)           The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the condensed consolidated financial statements and other financial information appearing in this quarterly report.  Our inclusion of these exchange rates is not meant to suggest that the pound sterling amounts actually represent these U.S. dollar amounts or that these amounts could have been converted into U.S. dollars at any particular rate, if at all.

Unless we otherwise indicate, all amounts in U.S. dollars as of March 31, 2004 are based on an exchange rate of $1.8400 to £1.00, all amounts disclosed for the three months ended March 31, 2004 are based on an average exchange rate of $1.8396 to £1.00, and all amounts disclosed for the three months ended March 31, 2003 are based on an average exchange rate of $1.6027 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

Part I.     Financial information

Item 1.    Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(see Note)

Assets
Fixed assets, net	$62,653,832	$61,450,329

Total assets	$62,653,832	$61,450,329

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$67,449,617	$66,757,685
Total liabilities	67,449,617	66,757,685

Commitments and contingencies

Partners’ capital (deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(532,916)	(538,849)
	(531,916)	(537,849)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2004 and December 31, 2003)	48,817,997	48,817,997
Accumulated deficit	(52,477,559)	(53,064,892)
	(3,659,562)	(4,246,895)
Accumulated comprehensive loss	(604,307)	(522,612)
Total Partners’ deficit	(4,795,785)	(5,307,356)

Total liabilities and Partners’ deficit	$62,653,832	$61,450,329

Note: The balance sheet at December 31, 2003 has been derived from audited financial statements at that date.

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003

Revenues	$9,358,412	$7,842,694

Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,869,407)	(2,710,172)
Selling, general and administrative expenses	(21,689)	(18,250)
Management fees and allocated overhead from the General Partner	(3,654,413)	(3,226,844)
Other charges	(8,239)	—
Depreciation	(1,612,929)	(2,044,130)

Operating income (loss)	1,191,735	(156,702)

Other expenses
Interest payable to general partner and affiliates	(538,986)	(433,872)
Other interest payable	—	(24,041)
Exchange (losses) gains	(59,483)	30,701

Net income (loss)	$593,266	$(583,914)

Allocation of net income (loss)
General Partner	$5,933	$(5,839)
Limited Partners	587,333	(578,075)

Net income (loss)	$593,266	$(583,914)

Net income (loss) per Limited Partnership unit	$10.32	$(10.15)

Weighted average number of Limited Partnership units outstanding	56,935	56,935

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net income (loss)	$593,266	$(583,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,612,929	2,044,130
Change in operating assets and liabilities
Decrease in prepaid expenses and other assets	—	24,041
Decrease in accounts payable to affiliates and related parties	(1,296,566)	(1,024,859)
Net cash provided by operating activities	909,629	459,398

Cash flows from investing activities
Purchase of fixed assets	(909,629)	(459,398)
Net cash used in investing activities	(909,629)	(459,398)

Movement in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

Organization and Business

We are a limited partnership that holds 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom, or UK. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL South Herts is a 33.3% indirect investment of NTL Incorporated. NTL South Herts is reliant on the support of NTL Incorporated, the ultimate parent company of the General Partner, to continue its operations as a going concern. Throughout this report, NTL Incorporated together with its consolidated subsidiaries is referred to as “NTL”.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States, or US GAAP, generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2.   Comprehensive Income (Loss) (unaudited)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss).  Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income (loss) comprises (unaudited):

	Three months ended March 31,
	2004	2003

Net income (loss)	$593,266	$(583,914)
Foreign currency translation adjustments	(81,695)	37,277
Comprehensive income (loss)	$511,571	$(546,637)

Note 3.  Investment in Subsidiary

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

NTL South Herts is owned 33.3% by NTL (B) Limited, an indirect subsidiary of NTL Incorporated. The General Partner is an indirect wholly owned subsidiary of NTL Incorporated. The General Partner provides consulting services to us and may delegate some or all of the consulting services to NTL.

NTL, through its subsidiaries and its interest in NTL South Herts, serves approximately 2.9 million residential cable television, Internet and telephony customers as at March 31, 2004.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended March 31, 2004 and 2003 of $467,921 and  $392,134 respectively.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2004 and 2003, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,186,492 and $2,834,710 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2004 and 2003, interest on deferred fees of $498,243 and $400,689 respectively, was charged by an affiliate of the General Partner, and the General Partner charged interest on advances of $40,743 and $33,183, respectively.

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated Useful Life	March 31, 2004	December 31, 2003
		(unaudited)

Operating equipment	5-30 years	$139,454,565	$134,343,235
Other equipment	5-30 years	7,861,465	7,647,713
		147,316,030	141,990,948
Accumulated depreciation		(84,662,198)	(80,540,619)
		$62,653,832	$61,450,329

With effect from January 1, 2004, we reassessed the remaining useful economic lives of our fixed assets such that the previously reported range of 3-40 years became 5-30 years for both classes of tangible fixed assets.  The change in lives reduced the depreciation charge by $189,964, or £103,264, for the three months ended March 31, 2004.

Note 6.  Commitments and Contingent Liabilities

We had no significant contractual obligations and commercial commitments as of March 31, 2004.

We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the General Partner, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of our operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a limited partnership that holds 66.7% of the shares of ntl (South Hertfordshire) Limited (“NTL South Herts”), which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom. NTL South Herts is a 33.3% indirect subsidiary of NTL.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at March 31, 2004 and December 31, 2003:

	March 31 2004	December 31 2003

Homes passed (1)	92,233	92,081
Homes marketable (2)	92,233	92,081
Total customers	34,038	33,121
Digital cable subscribers	21,530	20,780
Analog cable subscribers	3,771	3,996
Broadband subscribers	11,970	10,850
Telephony subscribers	30,438	29,674
Penetration (homes marketed) (3)	36.9%	36.0%
Churn (4)	1.0%	1.1%

1.     Homes passed is the number of homes that have had ducting buried outside.

2.     Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

3.     Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

4.     Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month.  Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

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

Seasonality.  Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service owing to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

Integration of Billing Systems. NTL’s historical growth through acquisition has resulted in numerous billing systems and incompatible technology infrastructure.  NTL is in the process of merging most of these systems onto a single platform. NTL expects this integration to reduce costs and improve customer call center efficiencies. The integration program is substantially on plan. Through March 31, 2004, NTL expended approximately £65 million, or $110 million, of which approximately £9 million, or $17 million, was incurred in 2004. NTL has increased the scope of its billing system integration program to add additional functionality beyond that originally contemplated. As a consequence, the program has been extended by three months at an expected additional cost of £12 million, or $22 million, in excess of our original budget of £75 million, or $128 million. The increased expenditures will be accommodated within NTL’s existing 2004 operating and capital expenditure budgets and it still expects to complete the integration in the fourth quarter of this year. If NTL is unable to complete the integration of its billing systems by December 31, 2004 it may impact our ability to fully document, evaluate, test and report on the effectiveness of the internal controls relating to these systems as required by the Sarbanes-Oxley Act of 2002.

Call Center Consolidation. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 customer service call centers, which supports the ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, NTL expects that in the medium term it will be able to deliver a higher level of customer service with up to 1,500 fewer employees. NTL expects to incur approximately £25 million, or $46 million, of costs to execute this program.

If the integration of NTL’s billing systems or the consolidation of NTL’s call centers is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining NTL’s billing systems going forward. NTL could also experience operational failures related to billing and collecting revenues from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Three Months Ended March 31, 2004 and 2003

We present below summarized consolidated financial information for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003

Revenues	$9,358,412	$7,842,694	£5,087,199	£4,893,426
Cost of goods sold	(2,869,407)	(2,710,172)	(1,559,799)	(1,691,004)
Selling, general and adminstrative expenses	(21,689)	(18,250)	(11,790)	(11,387)
Management fees and allocated overhead	(3,654,413)	(3,226,844)	(1,986,526)	(2,013,380)
Other charges	(8,239)	—	(4,479)	—
Depreciation	(1,612,929)	(2,044,130)	(876,782)	(1,275,429)
Operating income (loss)	1,191,735	(156,702)	647,823	(97,774)
Interest expense	(538,986)	(457,913)	(292,991)	(285,713)
Exchange (losses) gains	(59,483)	30,701	(32,335)	19,156
Net income (loss)	$593,266	$(583,914)	£322,497	£(364,331)

Revenues

For the quarter ended March 31, 2004, revenues increased by 19.3% to $9.4 million from $7.8 million for the quarter ended March 31, 2003 primarily owing to foreign exchange movements.  Revenue expressed in UK pounds sterling increased by 4.0% to £5.1 million from £4.9 million.  We have increased our revenues through price increases and more customers, particularly broadband customers. At March 31, 2004, we served 11,970 broadband customers compared with 7,182 at March 31, 2003. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold

For the quarter ended March 31, 2004, costs of goods sold have increased by 5.9% to $2.9 million from $2.7 million for the quarter ended March 31, 2003 primarily owing to foreign exchange movements.  Respectively expressed in UK pounds sterling, costs of goods sold decreased by 7.8% to £1.6 million from £1.7 million.  Cost of goods sold as a percentage of revenue also declined to 30.7% from 34.6%.  We continue to benefit from efficiencies that NTL has gained in the negotiation of television programming costs and reductions in interconnection costs.

Selling, general and administrative expenses

For the quarter ended March 31, 2004 selling, general and administrative costs, incorporating mainly investor relations’ costs, increased by 18.8% to $21,689 from $18,250 for the quarter ended March 31, 2003.  Respectively expressed in UK pounds sterling the increase was 3.5% to £11,790 from £11,387. Selling, general and administrative expenses represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead

For the quarter ended March 31, 2004 the management fees and allocated overhead increased by 13.3% to $3.6 million from $3.2 million for the quarter ended March 31, 2003.  Expressed in UK pounds sterling, management fees and allocated overheads were flat at approximately £2 million. Management fees and allocated overhead are charged as a percentage of our revenues.  Despite the increase in revenues, the costs incurred by NTL have comparatively reduced and these cost savings have been passed onto us.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs were the initial costs incurred in connection with NTL’s call center consolidation program, see Part II Item 5 – Other information – Restructuring of Call Centers.

Depreciation

Depreciation charge has decreased reflecting the lower purchase of fixed assets in prior periods. For the quarter ended March 31, 2004 depreciation charges reduced by 21.1% to $1.6 million from $2.0 million for the quarter ended March 31, 2003.  Respectively expressed in UK pounds sterling, depreciation charges decreased by 31.3% to £0.9 million from £1.3 million.  On January 1, 2004, we reassessed the remaining useful lives of our fixed assets.  The change in lives reduced the depreciation charge by $189,964, or £103,264, for the three months ended March 31, 2004. The remaining reduction in depreciation expense reflects the absence of depreciation on assets that became fully depreciated in 2003.

Interest expense

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fees as well as foreign exchange movements.  For the quarter ended March 31, 2004 the interest charge increased by 17.7% to $538,986 from $457,913 for the quarter ended March 31, 2003.  Respectively expressed in UK pounds sterling, interest charge increased by 2.5% to £292,991 from £285,713.

Exchange (losses) gains

The exchange losses in 2004 and exchange gains in 2003 are attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling.  Our results of operations will continue to be affected by exchange rate fluctuations.

Minority interests

At March 31, 2004 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2004, we generated $909,629 from our operating activities compared with $459,398 in the three months ended March 31, 2003 and used it to purchase fixed assets including connecting new customers to our network.  Our cash from operations has increased because of improved trading results.

Liquidity and Capital Resources

Our source of cash has been the net proceeds of our offerings of limited partnership interests. Historically, our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System. As of March 31, 2004, we had current liabilities of $67,449,617 due to NTL Group companies.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations will be utilized fully for the purchase of fixed assets including connecting new customers to our networks in the twelve months from April 1, 2004 to March 31, 2005.

Description of Indebtedness

Financing

We have no financing independent of NTL.  We are reliant upon the support of NTL to continue our operations.  At March 31, 2004 we had $67,449,617 due to NTL Group companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in US dollars. Therefore, we are exposed to fluctuations in the UK pound sterling US dollar exchange rate. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $7,317 for the three months ended March 31, 2004.

We have no debt other than amounts due to affiliates. Consequently, we have little interest rate risk. As of March 31, 2004, we had approximately $67,449,617 million due to NTL.

Item 4. Controls and Procedures

(a)   Disclosure Controls and Procedures.  Our management, with the participation of the chief executive officer and chief financial officer of NTL *, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, NTL’s chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file under the Exchange Act.

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

Part II. Other Information

Item 5. Other Information

Refinancing Transaction

On April 13, 2004, NTL’s wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. The notes were offered and sold under Rule 144A and Regulation S.

Also, on April 13, 2004, NTL entered into a new fully underwritten £2,425 million senior secured credit facility, referred to as the new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 NTL drew down £2,175 million of its new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, it used to repay its senior credit facility.

The remaining proceeds from the notes offering after transaction costs, together with cash on hand, will be used to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond Holdings Limited, a wholly owned subsidiary of Diamond Cable Communications Limited, referred to as the Diamond notes, and to redeem the 11.2% Senior Discount Debentures of NTL (Triangle) LLC due 2007, referred to as the Triangle debentures.  On April 13, 2004, NTL issued notices to the trustees of the Diamond notes and Triangle debentures notifying them of its intention to redeem the notes and debentures on May 13, 2004.

Restructuring of Call Centers

On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 customer service call centers, which support its ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, NTL expects that in the medium term it will be able to deliver a higher level of customer service with up to 1,500 fewer employees. NTL expects to incur approximately £25 million, or $46 million, of costs to execute this program.

Item 6. Exhibits and Reports on Form 8-K.

a)      Exhibits

31            Certification of CEO and CFO* pursuant to Rule 13(a)-14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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
Dated: May 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of Fawnspring Limited, the General Partner of	May 13, 2004
Robert Mackenzie	South Hertfordshire United Kingdom Fund, Ltd.*

/s/ SCOTT E. SCHUBERT	Director of Fawnspring Limited, the General Partner of	May 13, 2004
Scott E. Schubert	South Hertfordshire United Kingdom Fund, Ltd.*

*    The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.