Form 10-Q
period 2004-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2004-08-11
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

The number of limited partnership units of the registrant outstanding as of July 30, 2004 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED JUNE 30, 2004

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements.  These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 11, 2004 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL, as well as:

• potential adverse developments with respect to NTL’s and our liquidity or results of operations;

• NTL’s significant debt payments and other contractual commitments;

• NTL’s ability to fund and execute its business plan;

• our ability to generate cash sufficient to service our debt;

• the impact of new business opportunities requiring significant up-front investment;

• our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

• NTL’s ability to integrate its billing systems;

• NTL’s significant management changes since its emergence from Chapter 11 reorganization;

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

Exchange Rates

The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on June 30, 2004 was $1.8126 per £1.00.

	U.S. Dollars per £1.00
Six Months Ended June 30,	Period End	Average(1)	High	Low

2003	1.65	1.62	1.68	1.55
2004	1.81	1.82	1.90	1.75

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

Unless we otherwise indicate, all amounts in U.S. dollars as of June 30, 2004 are based on an exchange rate of $1.8126 to £1.00, all amounts disclosed for the six months ended June 30, 2004 are based on an average exchange rate of $1.8227 to £1.00, and all amounts disclosed for the six months ended June 30, 2003 are based on an average exchange rate of $1.6108 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended June 30, 2004 and 2003 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2004 and 2003 from the U.S. dollar converted financial result for the six months ended June 30, 2004 and 2003, respectively. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED JUNE 30, 2004

Part I.              Financial information

Item 1.           Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(see Note)

Assets
Fixed assets, net	$60,124,692	$61,450,329

Total assets	$60,124,692	$61,450,329

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$64,395,654	$66,757,685
Total liabilities	64,395,654	66,757,685

Commitments and contingencies

Partners’ capital (deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(527,998)	(538,849)
	(526,998)	(537,849)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2004 and December 31, 2003)	48,817,997	48,817,997
Accumulated deficit	(51,990,618)	(53,064,892)
	(3,172,621)	(4,246,895)
Accumulated comprehensive loss	(571,343)	(522,612)
Total Partners’ deficit	(4,270,962)	(5,307,356)

Total liabilities and Partners’ deficit	$60,124,692	$61,450,329

Note: The balance sheet at December 31, 2003 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED JUNE 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$9,206,782	$8,087,525	$18,565,194	$15,930,219

Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,904,827)	(2,708,989)	(5,774,234)	(5,419,161)
Selling, general and administrative expenses	(21,717)	(18,250)	(43,406)	(36,500)
Management fees and allocated overhead from the General Partner	(3,447,239)	(3,411,241)	(7,101,652)	(6,638,085)
Other charges	(234,443)	—	(242,682)	—
Depreciation	(1,597,275)	(1,935,869)	(3,210,203)	(3,979,999)

Operating income (loss)	1,001,281	13,176	2,193,017	(143,526)

Other expenses
Interest payable to general partner and affiliates	(538,701)	(447,488)	(1,077,687)	(881,361)
Other interest payable	—	(24,284)	—	(48,324)
Exchange gains (losses)	29,278	(74,913)	(30,205)	(44,212)

Net income (loss)	$491,858	$(533,509)	$1,085,125	$(1,117,423)

Allocation of net income (loss)
General Partner	$4,919	$(5,335)	$10,851	$(11,174)
Limited Partners	486,939	(528,174)	1,074,274	(1,106,249)

Net income (loss)	$491,858	$(533,509)	$1,085,125	$(1,117,423)

Net income (loss) per Limited Partnership unit	$8.55	$(9.28)	$18.87	$(19.43)

Weighted average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED JUNE 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities
Net income (loss)	$1,085,125	$(1,117,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	3,210,203	3,979,999
Change in operating assets and liabilities
Increase in prepaid expenses and other assets	—	48,324
Decrease in accounts payable to affiliates and related parties	(3,394,051)	(2,103,280)
Net cash provided by operating activities	901,277	807,620

Cash flows from investing activities
Purchase of fixed assets	(901,277)	(807,620)
Net cash used in investing activities	(901,277)	(807,620)

Movement in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED JUNE 30, 2004

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States, or US GAAP, generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.          Comprehensive Income (Loss) (unaudited)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss).  Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income (loss) comprises:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$491,858	$(533,509)	$1,085,125	$(1,117,423)
Foreign currency translation adjustments	32,964	(103,291)	(48,731)	(66,014)
Comprehensive income (loss)	$524,822	$(636,800)	$1,036,394	$(1,183,437)

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

NTL, through its subsidiaries and its interest in NTL South Herts, serves approximately 3.0 million residential cable television, Internet and telephony customers as at June 30, 2004.

Note 4.          Transactions with Affiliated Parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended June 30, 2004 and 2003 of $460,318 and $404,376 respectively. We paid consulting fees for the six months ended June 30, 2004 and 2003 of $928,239 and $796,510, respectively.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2004 and 2003, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,986,921, and $3,006,865 respectively. During the six months ended June 30, 2004 and 2003 reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $6,173,413 and $5,841,575 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2004 and 2003, interest on deferred fees were $498,611 and $413,359 respectively. For the six months ended June 30, 2004 and 2003 interest on deferred fee totaled $996,854 and $814,048 respectively. The General Partner charged interest on advances for the three months ended June 30, 2004 and 2003 of $40,090 and $34,129 respectively. For the six months ended June 30, 2004 and 2003 the General Partner charged interest on advances totaled  $80,833 and $67,312 respectively.

Note 5.          Fixed Assets

Fixed assets consist of:

	Estimated Useful Life	June 30, 2004	December 31, 2003
		(unaudited)

Operating equipment	5-30 years	$137,377,905	$134,343,235
Other equipment	5-30 years	7,756,504	7,647,713
		145,134,409	141,990,948
Accumulated depreciation		(85,009,717)	(80,540,619)
		$60,124,692	$61,450,329

With effect from January 1, 2004, we adopted new remaining useful economic lives such that the previously reported range of 3-40 years became 5-30 years for both classes of tangible fixed assets.  The change in lives reduced the depreciation charge by $181,462 for the three months ended June 30, 2004 and $371,426 for the six months ended June 30, 2004.

Note 6.          Commitments and Contingent Liabilities

We had no significant contractual obligations and commercial commitments as of June 30, 2004.

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31 2003

Homes passed (1)	92,535	92,081
Homes marketable (2)	92,535	92,081
Total customers	34,823	33,121
Digital cable subscribers	22,003	20,780
Analog cable subscribers	3,572	3,996
Broadband internet subscribers	12,912	10,850
Telephony subscribers	30,949	29,674
Penetration (homes marketed) (3)	37.6%	36.0%
Churn (4)	0.9%	1.1%

1.          Homes passed is the number of homes that have had ducting buried outside.

2.          Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

3.          Penetration rate measures the number of customers for our services divided by the number of marketable homes that our services pass.

4.          Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month.  Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

Results of Operations

We derive our revenue principally from monthly fees and usage charges.  Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and television or triple telephone, television and broadband Internet access.

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

Integration of Billing Systems. NTL’s historical growth through acquisition has resulted in numerous billing systems and incompatible technology infrastructure.  NTL is in the process of merging most of these systems onto a single platform for use by our ntl: home and ntl: business segments. NTL expects this integration to reduce costs and improve customer call center efficiencies. Through June 30, 2004, NTL expended approximately £73 million, or $124 million, of which approximately £17 million, or $31 million, was incurred in 2004.  NTL currently expects the total cost of the integration to be approximately £89 million, or $153 million.  Additionally, NTL are currently re-phasing the project and now expect the integration to be completed in the first quarter of 2005.

Call Center Consolidation. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 customer service call centers, which supports the ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, NTL expects that in the medium term it will be able to deliver a higher level of customer service with up to 1,500 fewer employees. As of June 30, 2004, NTL has incurred £15.3 million, or $27.8 million, and expects to incur approximately £25 million, or $45 million, of costs to execute this program.

If the integration of NTL’s billing systems or the consolidation of NTL’s call centers are not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining NTL’s billing systems going forward. NTL could also experience operational failures related to billing and collecting revenues from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Three Months Ended June 30, 2004 and 2003

We present below summarized consolidated financial information for the three months ended June 30, 2004 and 2003:

	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Revenues	$9,206,782	$8,087,525	£5,098,206	£4,996,206
Cost of goods sold	(2,904,827)	(2,708,989)	(1,608,113)	(1,673,263)
Selling, general and administrative expenses	(21,717)	(18,250)	(12,026)	(11,273)
Management fees and allocated overhead	(3,447,239)	(3,411,241)	(1,908,876)	(2,107,606)
Other charges	(234,443)	—	(128,663)	—
Depreciation	(1,597,275)	(1,935,869)	(884,476)	(1,195,392)
Operating income (loss)	1,001,281	13,176	556,052	8,672
Interest expense	(538,701)	(471,772)	(298,301)	(291,444)
Exchange gains (losses)	29,278	(74,913)	16,212	(46,603)
Net income (loss)	$491,858	$(533,509)	£273,963	£(329,375)

Revenues

For the quarter ended June 30, 2004, revenues increased by 13.8% to $9.2 million from $8.1 million for the quarter ended June 30, 2003 primarily owing to foreign exchange movements.  Revenue expressed in UK pounds sterling increased by 2.0% to £5.1 million from £5.0 million.  We have increased our revenues through price increases and more customers, particularly broadband customers. At June 30, 2004, we served 12,912 broadband customers compared with 8,767 at June 30, 2003. At June 30, 2004, we served 22,003 digital cable customers compared with 20,740 at June 30, 2003. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold

For the quarter ended June 30, 2004, costs of goods sold have increased by 7.2% to $2.9 million from $2.7 million for the quarter ended June 30, 2003 primarily owing to foreign exchange movements.  Respectively expressed in UK pounds sterling, costs of goods sold decreased by 3.9% to £1.6 million from £1.7 million.  Cost of goods sold as a percentage of revenue also decreased to 31.5% from 33.5%.  We continue to benefit from efficiencies that NTL has gained in the negotiation of television programming costs and reductions in interconnection costs.

Selling, general and administrative expenses

For the quarter ended June 30, 2004 selling, general and administrative costs, incorporating mainly investor relations’ costs, increased by 19.0 % to $21,717 from $18,250 for the quarter ended June 30, 2003.  Respectively expressed in UK pounds sterling the increase was 6.7% to £12,025 from £11,273. Selling, general and administrative expenses represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead

For the quarter ended June 30, 2004 the management fees and allocated overhead remained flat compared with the quarter ended June 30, 2003 at $3.4 million.  Expressed in UK pounds sterling, management fees and allocated overheads decreased by 9.4% from £2.1 million to £1.9 million. Management fees and allocated overhead are charged as a percentage of our revenues.  Despite the increase in revenues, the costs incurred by NTL have comparatively reduced and these cost savings have been passed onto us.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs were incurred in connection with NTL’s call center consolidation program.

Depreciation

For the quarter ended June 30, 2004 depreciation charge reduced by 17.5% to $1.6 million from $1.9 million for the quarter ended June 30, 2003.  Respectively expressed in UK pounds sterling, depreciation charge decreased by 26.0% to £0.9 million from £1.2 million.  On January 1, 2004, we reassessed the remaining useful lives of our fixed assets.  The change in lives reduced the depreciation charge by $181,462 million or £100,514 million for the three months ended June 30, 2004. The remaining reduction in depreciation expense reflects the absence of depreciation on assets that became fully depreciated in 2003.

Interest expense

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fees as well as foreign exchange movements.  For the quarter ended June 30, 2004 the interest charge increased by 14.2% to $538,701 from $471,772 for the quarter ended June 30, 2003.  Respectively expressed in UK pounds sterling, interest charges increased by 2.3% to £298,252 from £291,444.

Exchange gains (losses)

The exchange gains in 2004 and exchange losses in 2003 are attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling.  Our results of operations will continue to be affected by exchange rate fluctuations.

Minority interests

At June 30, 2004 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Six Months Ended June 30, 2004 and 2003

We present below summarized consolidated financial information for the six months ended June 30, 2004 and 2003:

	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$18,565,194	$15,930,219	£10,185,313	£9,889,632
Cost of goods sold	(5,774,234)	(5,419,161)	(3,167,884)	(3,364,267)
Selling, general and administrative expenses	(43,406)	(36,500)	(23,814)	(22,660)
Management fees and allocated overhead	(7,101,652)	(6,638,085)	(3,896,226)	(4,120,986)
Other charges	(242,682)	—	(133,141)	—
Depreciation	(3,210,203)	(3,979,999)	(1,761,235)	(2,470,821)
Operating income (loss)	2,193,017	(143,526)	1,203,013	(89,102)
Interest expense	(1,077,687)	(929,685)	(591,259)	(577,157)
Exchange (losses)	(30,205)	(44,212)	(16,572)	(27,447)
Net income (loss)	$1,085,125	$(1,117,423)	£595,182	£(693,706)

Revenues

For the six months ended June 30, 2004, revenues increased by 16.5% to $18.6 million from $15.9 million for the six months ended June 30, 2003 primarily owing to foreign exchange movements.  Revenue expressed in UK pounds sterling increased by 3.0% to £10.2 million from £9.9 million.  We have increased our revenues through price increases and more customers.  At June 30, 2004, we served 34,823 total customers compared with 32,573 at June 30, 2003. At June 30, 2004, our penetration rate was 37.6% compared with 35.4% at June 30, 2003.  We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold

For the six months ended June 30, 2004, costs of goods sold have increased by 6.6% to $5.8 million from $5.4 million for the six months ended June 30, 2003 primarily owing to foreign exchange movements.  Respectively expressed in UK pounds sterling, costs of goods sold decreased by 5.8% to £3.2 million from £3.4 million.  Cost of goods sold as a percentage of revenue also decreased to 31.1% from 34.0%.  We continue to benefit from efficiencies that NTL has gained in the negotiation of television programming costs and reductions in interconnection costs.

Selling, general and administrative expenses

For the six months ended June 30, 2004 selling, general and administrative costs, incorporating mainly investor relations’ costs, increased by 18.9% to $43,406 from $36,500 for the six months ended June 30, 2003.  Respectively expressed in UK pounds sterling the increase was 5.1% to £23,814 from £22,660.  Selling, general and administrative expenses represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead

For the six months ended June 30, 2004 the management fees and allocated overhead increased by 7.0% to $7.1 million from $6.6 million for the six months ended June 30, 2003.  Expressed in UK pounds sterling, management fees and allocated overheads decreased by approximately 5.5% or £0.2 million. Management fees and allocated overhead are charged as a percentage of our revenues.  Despite the increase in revenues, the costs incurred by NTL have comparatively reduced and these cost savings have been passed onto us.

Other charges represent restructuring costs allocated to us by a subsidiary of NTL. These costs were incurred in connection with NTL’s call center consolidation program.

Depreciation

For the six months ended June 30, 2004 depreciation charge decreased by 19.3% to $3.2 million from $4.0 million for the six months ended June 30, 2003.  Respectively expressed in UK pounds sterling, depreciation charge decreased by 28.7% to £1.8 million from £2.5 million.  On January 1, 2004 we reassessed the remaining useful lives of our fixed assets.  The change in lives reduced the depreciation charge by $371,426, or £203,778, for the six months ended June 30, 2004. The remaining reduction in depreciation expense reflects the absence of depreciation on assets that became fully depreciated in 2003.

Interest expense

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fees as well as foreign exchange movements.  For the six months ended June 30, 2004 the interest charge increased by 15.9% to $1,077,687 from $929,685 for the six months ended June 30, 2003.  Respectively expressed in UK pounds sterling, interest charge increased by 2.4% to £591,259 from £577,157.

Exchange (losses)

The exchange losses in 2004 and 2003 are attributable to fluctuations in the valuation of the US Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling.  Our results of operations will continue to be affected by exchange rate fluctuations.

Minority interests

At June 30, 2004 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2004, we generated $901,277 from our operating activities compared with $807,620 in the six months ended June 30, 2003 and used it to purchase fixed assets including connecting new customers to our network.  Our cash from operations has increased because of improved operating income.

Liquidity and Capital Resources

Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System. As of June 30, 2004, we had current liabilities of  $64,395,654 due to NTL Group companies, compared to $66,757,685 at December 31, 2003 and $62,146,691 at June 30, 2003.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations will be utilized fully for the purchase of fixed assets including connecting new customers to our networks in the twelve months from July 1, 2004 to June 30, 2005.

Description of Indebtedness

Financing

We have no financing independent of NTL.  We are reliant upon the support of NTL to continue our operations.  At June 30, 2004 we had $64,395,654 due to NTL Group companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in US dollars. Therefore, our results of operations are exposed to fluctuations in the UK pound sterling to US dollar exchange rate. The aggregate potential loss from a hypothetical one percent fall in the UK£/US$ exchange rate is $12,726 for the six months ended June 30, 2004.

We have no debt other than amounts due to affiliates. Consequently, we have little interest rate risk. As of June 30, 2004, we had approximately $64.4 million due to NTL.

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

(b) Changes in Internal Control Over Financial Reporting.  Except for the matters described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NTL is currently consolidating a number of its billing systems as noted in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Integration of Billing Systems.  As NTL completes the integration, it may temporarily experience periods of ineffectiveness over the internal controls over financial reporting relating to these systems.

*                 We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, our General Partner, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.

Part II. Other Information

Item 5. Other Information

Effective June 15, 2004, NTL appointed Bryan Hall as General Counsel and Company Secretary. As NTL’s general counsel, Mr. Hall is responsible for managing the in-house lawyers and outside counsel on all legal issues and affairs involving NTL, as well as providing legal advice to NTL and its board of directors.

Mr. Hall has over 15 years experience as a corporate lawyer in New York.  Most recently, Mr. Hall was a partner in the corporate department at Fried, Frank, Harris, Shriver & Jacobson LLP in New York, specializing in public and private acquisitions and acquisition financing.  He joined Fried Frank in 1997 as an associate attorney before becoming a partner in 2000.

On July 16, 2004, we issued a press release announcing that the we had learned of an unsolicited mini-tender offer being made by Peachtree Partners to purchase units of limited partnership interests up to an amount representing 4.9 percent of our outstanding units, for a price of $27.50 per unit of limited partnership interest in cash, subject to adjustments.

We do not in any way recommend or endorse Peachtree’s mini-tender offer and express no opinion as to whether our limited partners should tender their shares in the mini-tender offer. We are not associated with Peachtree, the offer or the offer documentation. Limited partners should note that there is no established trading market for the units and, accordingly, there is no established trading price for the units.

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

Dated: August 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	August 11, 2004
Robert Mackenzie

/s/ SCOTT E. SCHUBERT	Director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	August 11, 2004
Scott E. Schubert

*                 The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Scott E. Schubert are Directors of Fawnspring Limited, the general partner of the Partnership, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of Fawnspring Limited.