Form 10-Q
period 2004-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2004-11-15
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

The number of limited partnership units of the registrant outstanding as of November 10, 2004 was 56,935.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements.  These factors include those set forth under the caption “Risk Factors” in the Form 10-K that was filed with the SEC on March 11, 2004 and under the caption “Risk Factors” in the Registration Statement on Form S-8 that was filed with the SEC on September 9, 2004 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL, such as:

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

• the impact of NTL’s reorganization and subsequent organizational restructuring.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on September 30, 2004 was $1.8090 per £1.00.

	U.S. Dollars per £1.00
Nine Months Ended September 30	Period End	Average(1)	High	Low

2003	1.66	1.62	1.68	1.55
2004	1.81	1.82	1.90	1.75

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

Unless we otherwise indicate, all amounts in U.S. dollars as of September 30, 2004 are based on an exchange rate of $1.8090 to £1.00, all amounts disclosed for the nine months ended September 30, 2004 are based on an average exchange rate of $1.8216 to £1.00, and all amounts disclosed for the nine months ended September 30, 2003 are based on an average exchange rate of $1.6107 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended September 30, 2004 and 2003 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2004 and 2003 from the U.S. dollar converted financial result for the nine months ended September 30, 2004 and 2003, respectively. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

Part I.     Financial information

Item 1.    Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(see Note)
Assets
Fixed assets, net	$59,313,048	$61,450,329

Total assets	$59,313,048	$61,450,329

Liabilities and Partners' Deficit
Current liabilities
Accounts payable to affiliates and related parties	$62,758,468	$66,757,685
Total liabilities	62,758,468	66,757,685

Commitments and contingencies

Partners' capital (deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(519,715)	(538,849)
	(518,715)	(537,849)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2004 and December 31, 2003)	48,817,997	48,817,997
Accumulated deficit	(51,170,636)	(53,064,892)
	(2,352,639)	(4,246,895)
Accumulated comprehensive loss	(574,066)	(522,612)
Total Partners' deficit	(3,445,420)	(5,307,356)

Total liabilities and Partners' deficit	$59,313,048	$61,450,329

Note: The balance sheet at December 31, 2003 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$9,539,081	$8,205,910	$28,104,275	$24,136,129

Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,881,378)	(2,606,818)	(8,655,612)	(8,025,979)
Selling, general and administrative expenses	(26,313)	(18,250)	(69,719)	(54,750)
Management fees and allocated overhead from the General Partner	(3,538,172)	(3,179,765)	(10,639,824)	(9,817,850)
Other charges	(88,007)	(153,471)	(330,689)	(153,471)
Depreciation	(1,628,203)	(1,871,772)	(4,838,406)	(5,851,771)

Operating income	1,377,008	375,834	3,570,025	232,308

Other expenses
Interest payable to general partner and affiliates	(552,638)	(453,674)	(1,630,325)	(1,335,035)
Other interest payable	—	(24,158)	—	(72,482)
Exchange gains (losses)	3,895	(9,287)	(26,310)	(53,499)
Net income (loss)	$828,265	$(111,285)	$1,913,390	$(1,228,708)

Allocation of net income (loss)
General Partner	$8,283	$(1,113)	$19,134	$(12,287)
Limited Partners	819,982	(110,172)	1,894,256	(1,216,421)
Net income (loss)	$828,265	$(111,285)	$1,913,390	$(1,228,708)

Net income (loss) per Limited Partnership unit	$14.40	$(1.94)	$33.27	$(21.37)

Average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2004	2003
Cash flows from operating activities
Net income (loss)	$1,913,390	($1,228,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,838,406	5,851,771
Change in operating assets and liabilities
Decrease in prepaid expenses and other assets	—	72,482
Decrease in accounts payable to affiliates and related parties	(4,918,776)	(3,399,753)
Net cash provided by operating activities	1,833,020	1,295,792

Cash flows from investing activities
Purchase of fixed assets	(1,833,020)	(1,295,792)
Net cash used in investing activities	(1,833,020)	(1,295,792)

Movement in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2004

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States, or U.S. GAAP, generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.   Comprehensive Income (Loss) (unaudited)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss).  Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income (loss) comprises:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income (loss)	$828,265	$(111,285)	$1,913,390	$(1,228,708)
Foreign currency translation adjustments	(2,723)	(14,252)	(51,454)	(80,266)
Comprehensive income (loss)	$825,542	$(125,537)	$1,861,936	$(1,308,974)

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

NTL, through its subsidiaries and its interest in NTL South Herts, serves approximately 3.0 million residential cable television, Internet and telephony customers as at September 30, 2004.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended September 30, 2004 and 2003 of $476,975 and $410,297 respectively. We paid consulting fees for the nine months ended September 30, 2004 and 2003 of $1,405,214 and $1,206,807, respectively.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2004 and 2003, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,061,197 and $2,922,857, respectively. During the nine months ended September 30, 2004 and 2003 reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $9,234,610 and $8,764,432 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2004 and 2003, interest on deferred fees were $511,755, and $419,501 respectively. For the nine months ended September 30, 2004 and 2003 interest on deferred fee totaled $1,508,609 and $1,233,550 respectively. The General Partner charged interest on advances for the three months ended September 30, 2004 and 2003 of $40,883 and $34,173 respectively. For the nine months ended September 30, 2004 and 2003 the General Partner charged interest on advances of $121,716 and $101,485 respectively.

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated Useful Life	September 30, 2004	December 31, 2003
		(unaudited)

Operating equipment	5-30 years	$138,030,918	$134,343,235
Other equipment	5-30 years	7,742,714	7,647,713
		145,773,632	141,990,948
Accumulated depreciation		(86,460,584)	(80,540,619)
		$59,313,048	$61,450,329

With effect from January 1, 2004, we adopted new remaining useful economic lives such that the previously reported range of 3-40 years became 5-30 years for both classes of tangible fixed assets.  The change in lives reduced the depreciation charge by $182,867 for the three months ended September 30, 2004 and $554,293 for the nine months ended September 30, 2004.

Note 6.  Commitments and Contingent Liabilities

We had no significant contractual obligations and commercial commitments as of September 30, 2004.

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31 2003

Homes passed (1)	92,888	92,081
Homes marketable (2)	92,888	92,081
Total customers	35,614	33,121
Digital cable subscribers	22,161	20,780
Analog cable subscribers	3,376	3,996
Broadband internet subscribers	14,339	10,850
Telephony subscribers	31,355	29,674
Penetration (homes marketed) (3)	38.3%	36.0%
Churn (4)	1.2%	1.1%

(1)                    Homes passed is the number of homes that have had ducting buried outside.

(2)                    Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(3)                    Penetration rate measures the number of customers for our services divided by the number of marketable homes that our services pass.

(4)                    Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month.  Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

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

Integration of Billing Systems. NTL’s historical growth through acquisition has resulted in numerous billing systems and incompatible technology infrastructure.  NTL is in the process of merging most of these systems onto a single set of platforms for use by our ntl: home and ntl: business segments. NTL expects this integration to reduce costs and improve customer call center efficiencies. Through September 30, 2004, NTL expended £82.0 million, or $141.0 million, of which £26.6 million, or $48.5 million, was incurred in 2004.  NTL currently expects the total cost of the integration to be approximately £100.0 million, or $175.0 million.  Additionally, NTL are currently re-phasing the project and now expect the integration to be completed in the second quarter of 2005.

Call Center Consolidation. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 customer service call centers, which supports the ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2004, NTL has incurred £18.9 million, or $34.5 million, and expects to incur approximately £23.1 million, or $41.8 million, of costs to execute this program.

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

Three Months Ended September 30, 2004 and 2003

We present below summarized consolidated financial information for the three months ended September 30, 2004 and 2003:

	Three months ended September 30,		Three months ended September 30,

	2004	2003	2004	2003

Revenues	$9,539,081	$8,205,910	£5,243,033	£5,095,237
Cost of goods sold	(2,881,378)	(2,606,818)	(1,583,770)	(1,618,647)
Selling, general and administrative expenses	(26,313)	(18,250)	(14,459)	(11,331)
Management fees and allocated overhead	(3,538,172)	(3,179,765)	(1,944,696)	(1,974,407)
Other charges	(88,007)	(153,471)	(48,397)	(95,282)
Depreciation	(1,628,203)	(1,871,772)	(894,895)	(1,162,240)
Operating income	1,377,008	375,834	756,816	233,330
Interest expense	(552,638)	(453,674)	(303,751)	(251,697)
Other	—	(24,158)	—	(45,000)
Exchange gains (losses)	3,895	(9,287)	2,143	(5,768)
Net income (loss)	$828,265	$(111,285)	£455,208	£(69,135)

Revenues

For the quarter ended September 30, 2004, revenues increased by 16.2% to $9.5 million from $8.2 million for the quarter ended September 30, 2003 primarily owing to foreign exchange movements.  Revenue expressed in UK pounds sterling increased by 2.9% to £5.2 million from £5.1 million.  We have increased our revenues through price increases and more customers, particularly broadband customers. At September 30, 2004, we served 14,339 broadband customers compared with 9,882 at September 30, 2003. At September 30, 2004, we served 22,161 digital cable customers compared with 20,661 at September 30, 2003. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold

For the quarter ended September 30, 2004, costs of goods sold have increased by 10.5% to $2.9 million from $2.6 million for the quarter ended September 30, 2003 primarily owing to foreign exchange movements.  Respectively expressed in UK pounds sterling, costs of goods sold decreased by 2.2% to £1.58 million from £1.62 million.  Cost of goods sold as a percentage of revenue also decreased to 30.2% from 31.8%.  We continue to benefit from efficiencies that NTL has gained in the negotiation of television programming costs and reductions in interconnection costs.

Selling, general and administrative expenses

For the quarter ended September 30, 2004 selling, general and administrative costs, incorporating mainly investor relations’ costs, increased by 44.2 % to $26,313 from $18,250 for the quarter ended September 30, 2003.  Respectively expressed in UK pounds sterling the increase was 27.6% to £14,459 from £11,331. Selling, general and administrative expenses represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead

For the quarter ended September 30, 2004 the management fees and allocated overhead increased by 11.3% to $3.5 million from $3.2 for the quarter ended September 30, 2003.  Expressed in UK pounds sterling, management fees and allocated overheads decreased by approximately 1.5% from £1.94 million to £1.97 million. Management fees and allocated overhead are charged as a percentage of our revenues.  Despite the increase in revenues, the costs incurred by NTL have comparatively reduced and these cost savings have been passed onto us.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs were incurred in connection with NTL’s call center consolidation program.

Depreciation

For the quarter ended September 30, 2004 depreciation charge reduced by 13.0% to $1.6 million from $1.9 million for the quarter ended September 30, 2003.  Respectively expressed in UK pounds sterling, depreciation charge decreased by 23.0% to £0.9 million from £1.2 million.  On January 1, 2004, we reassessed the remaining useful lives of our fixed assets.  The change in lives reduced the depreciation charge by $182,867 or £100,514 for the three months ended September 30, 2004. The remaining reduction in depreciation expense reflects the absence of depreciation on assets that became fully depreciated in 2003.

Interest expense

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fees as well as foreign exchange movements.  For the quarter ended September 30, 2004 the interest charge increased by 21.8% to $552,638 from $453,674 for the quarter ended September 30, 2003.  Respectively expressed in UK pounds sterling, interest charges increased by 20.7% to £303,751 from £251,697.

Exchange gains (losses)

The exchange gains in 2004 and exchange losses in 2003 are attributable to fluctuations in the valuation of the U.S. Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling.  Our results of operations will continue to be affected by exchange rate fluctuations.

Minority interests

At September 30, 2004 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Nine Months Ended September 30, 2004 and 2003

We present below summarized consolidated financial information for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenues	$28,104,275	$24,136,129	£15,428,346	£14,984,869
Cost of goods sold	(8,655,612)	(8,025,979)	(4,751,654)	(4,982,914)
Selling, general and administrative expenses	(69,719)	(54,750)	(38,273)	(33,991)
Management fees and allocated overhead	(10,639,824)	(9,817,850)	(5,840,922)	(6,095,393)
Other charges	(330,689)	(153,471)	(181,538)	(95,282)
Depreciation	(4,838,406)	(5,851,771)	(2,656,130)	(3,633,061)
Operating income	3,570,025	232,308	1,959,829	144,228
Interest expense	(1,630,325)	(1,335,035)	(894,998)	(828,854)
Other	—	(72,482)	—	(45,000)
Exchange losses	(26,310)	(53,499)	(14,441)	(33,215)
Net income (loss)	$1,913,390	$(1,228,708)	£1,050,390	£(762,841)

Revenues

For the nine months ended September 30, 2004, revenues increased by 16.4% to $28.1 million from $24.1 million for the nine months ended September 30, 2003 primarily owing to foreign exchange movements.  Revenue expressed in UK pounds sterling increased by 3.0% to £15.4 million from £15.0 million.  We have increased our revenues through price increases and more customers. At September 30, 2004, we served 35,614 total customers compared with 32,856 at September 30, 2003. At September 30, 2004, our penetration rate was 38.3% compared with 35.7% at September 30, 2003.  We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Costs of goods sold

For the nine months ended September 30, 2004, costs of goods sold have increased by 7.8% to $8.7 million from $8.0 million for the nine months ended September 30, 2003 primarily owing to foreign exchange movements.  Respectively expressed in UK pounds sterling, costs of goods sold decreased by 4.6% to £4.8 million from £5.0 million.  Cost of goods sold as a percentage of revenue also decreased to 30.8% from 33.2%.  We continue to benefit from efficiencies that NTL has gained in the negotiation of television programming costs and reductions in interconnection costs.

Selling, general and administrative expenses

For the nine months ended September 30, 2004 selling, general and administrative costs, incorporating mainly investor relations’ costs, increased by 27.3% to $69,719 from $54,750 for the nine months ended September 30, 2003.  Respectively expressed in UK pounds sterling the increase was 12.6% to £38,273 from £33,991.  Selling, general and administrative expenses represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead

For the nine months ended September 30, 2004 the management fees and allocated overhead increased by 8.4% to $10.6 million from $9.8 million for the nine months ended September 30, 2003.  Expressed in UK pounds sterling, management fees and allocated overheads decreased by approximately 4.2% to £5.8 million from £6.1 million. Management fees and allocated overhead are charged as a percentage of our revenues.  Despite the increase in revenues, the costs incurred by NTL have comparatively reduced and these cost savings have been passed onto us.

Other charges represent restructuring costs allocated to us by a subsidiary of NTL. These costs were incurred in connection with NTL’s call center consolidation program.

Depreciation

For the nine months ended September 30, 2004 depreciation charge decreased by 17.3% to $4.8 million from $5.9 million for the nine months ended September 30, 2003.  Respectively expressed in UK pounds sterling, depreciation charge decreased by 26.9% to £2.7 million from £3.6 million.  On January 1, 2004 we reassessed the remaining useful lives of our fixed assets.  The change in lives reduced the depreciation charge by $554,293, or £304,289, for the nine months ended September 30, 2004. The remaining reduction in depreciation expense reflects the absence of depreciation on assets that became fully depreciated in 2003.

Interest expense

We incur interest on deferred charges paid on our behalf by the General Partner. The increase in interest expense is owing to the increase in the level of unpaid management fees as well as foreign exchange movements.  For the nine months ended September 30, 2004 the interest charge increased by 22.1% to $1.6 million from $1.3 million for the nine months ended September 30, 2003.  Respectively expressed in UK pounds sterling, interest charge increased by 8.0% to £0.9 million from £0.8 million.

Exchange losses

The exchange losses in 2004 and 2003 are attributable to fluctuations in the valuation of the U.S. Dollar on certain of our assets and transactions, which are denominated in UK Pounds Sterling.  Our results of operations will continue to be affected by exchange rate fluctuations.

Minority interests

At September 30, 2004 NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under UK law, the shareholders of a UK limited company are protected from the company’s liabilities.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2004, we generated $1,833,020 from our operating activities compared with $1,295,792 in the nine months ended September 30, 2003 and used it to purchase fixed assets including connecting new customers to our network.  Our cash from operations has increased because of improved operating income.

Liquidity and Capital Resources

Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System. As of September 30, 2004, we had current liabilities of  $62.8 million due to NTL Group companies, compared to $66.8 million at December 31, 2003 and $61.1 million at September 30, 2003.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations will be utilized fully for the purchase of fixed assets including connecting new customers to our networks in the twelve months from October 1, 2004 to September 30, 2005.

Description of Indebtedness

Financing

We have no financing independent of NTL.  We are reliant upon the support of NTL to continue our operations.  At September 30, 2004 we had $62.8 million due to NTL.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is UK pounds sterling and all revenue and significantly all costs are incurred in UK pounds sterling. We report in U.S. dollars. Therefore, our results of operations are exposed to fluctuations in the UK pound sterling to U.S. dollar exchange rate. The aggregate potential net loss from a hypothetical one percent fall in the UK£/U.S.$ exchange rate is $21,660 for the nine months ended September 30, 2004.

We have no debt other than amounts due to affiliates. Consequently, we have little interest rate risk. As of September 30, 2004, we had approximately $62.8 million due to NTL.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, NTL is required to include in its next annual report on Form 10-K its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004. Furthermore, NTL’s independent registered public accounting firm will be required to attest to whether NTL’s assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes NTL has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

NTL’s project team is working to document, evaluate and test its internal controls but NTL has not yet completed its assessment of the effectiveness of these internal controls.  During the course of this work NTL has made a number of enhancements to its internal controls over financial reporting and anticipate making further enhancements in the fourth quarter of 2004.  In addition, NTL are currently planning to upgrade one of its significant billing systems during the fourth quarter of 2004.  During the time that these enhancements are being implemented, NTL may temporarily experience periods of ineffectiveness in its internal controls over financial reporting.

It is possible that NTL, or its independent accounting firm, complete their assessments but identify deficiencies that either individually or in the aggregate constitute a material weakness which cannot be remediated prior to completion of the assessment.  It is also possible that the assessment will not be timely completed.  In either case NTL, or its independent accounting firm, may not be able to positively report on the effectiveness of NTL’s internal controls over financial reporting as at December 31, 2004.

*  We have no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of Fawnspring Limited, the general partner of the Partnership.

Part II. Other Information

Item 5. Other Information

Senior management appointment

Effective September 20, 2004, NTL appointed Jacques Kerrest as Chief Financial Officer.  As CFO, Mr. Kerrest is responsible for all of NTL’s financial activities including cash and credit management, capital budgeting, financial planning and analysis, corporate finance, tax, financial reporting, SEC and regulatory filings, accounting systems and controls, internal audit, bank relationships, financing and investor relations.

Mr. Kerrest has over 30 years experience of financial management in Europe and North America.  Most recently, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, a leading provider of global IP and data services for businesses.

Peachtree Partners’ mini-tender offer

Our understanding is that the Peachtree Partners’ mini-tender offer was initially scheduled to expire in August 2004.  We are not aware whether the mini-tender expired has expired (and, if so, what the results of the mini-tender offer were) or if the mini-tender offer was extended (and, if so, to what date the mini-tender was extended).  We are also not aware of any other developments relating to the mini-tender offer.  We are not associated with Peachtree, the tender offer or the tender offer documentation.

Item 6. Exhibits

31            Certification of CEO* and CFO* pursuant to Rule 13a-14(a) under the Securities Act of 1934.

32            Certification of CEO* and CFO* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

* We have no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of Fawnspring Limited, the general partner of the Partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED
KINGDOM FUND, LTD.
a Colorado limited partnership

By:	Fawnspring Limited,
its General Partner

By:	/s/ ROBERT MACKENZIE
Robert Mackenzie
Director of ntl Directors Limited
Corporate director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Dated:  November 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Corporate director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	November 15, 2004
Robert Mackenzie, director of ntl Directors Limited

/s/ ROBERT GALE	Corporate director of Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	November 15, 2004
Robert Gale, director of ntl Directors Limited

*              The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of Fawnspring Limited, the general partner of the Partnership..