Form 10-K
period 2004-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2005-03-31
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-19889

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

Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2004, based on a price per limited partnership interest of $77.89, which was the median price at which limited partnership interests were transferred during the second fiscal quarter, was $4,434,667.

As of March 25, 2005, there were 56,935 limited partnership interests of the Registrant outstanding. There is no established public market for the Registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTH HERTFORDSHIRE UK FUND, LIMITED

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 16, 2005 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL, such as:

•                  potential adverse developments with respect to our liquidity or results of operations;

•                  NTL’s significant debt payments and other contractual commitments;

•                  NTL’s ability to fund and execute its business plan;

•                  NTL’s ability to generate cash sufficient to service its debt;

•                  interest rate and currency exchange rate fluctuations.

•                  NTL’s ability to complete the integration of its billing systems;

•                  the impact of new business opportunities requiring significant up-front investments;

•                  NTL’s ability to attract and retain customers and increase its overall market penetration;

•                  NTL’s ability to compete against other communications and content distribution businesses;

•                  NTL’s ability to maintain contracts that are critical to its operations;

•                  NTL’s ability to respond adequately to technological developments;

•                  NTL’s ability to develop and maintain back-up for its critical systems;

•                  NTL’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions; and

•                  NTL’s ability to have an impact upon, or to respond effectively to, new or modified laws or regulations.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

PART I

NTL CORPORATE STRUCTURE

Historical Structure

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the U.K. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the indirect parent company of NTL Fawnspring Limited, our General Partner, to continue our operations as a going concern.

The General Partner may, pursuant to our Partnership Agreement, provide consulting services to us or designate consulting services to NTL or other affiliates. The General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

On January 10, 2003, NTL emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which we refer to as the Plan, NTL’s former parent, NTL Europe, Inc, or NTL Europe, and its subsidiaries and affiliates, were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. NTL was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal U.K. and Ireland assets and the ultimate parent company of our General Partner. NTL Europe became the holding company for the former NTL group’s continental European and various other assets. All of the outstanding securities of NTL’s former parent and some of its subsidiaries, including NTL, were cancelled. NTL issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL and we are no longer affiliated with NTL Europe, which has since changed its name to PTV Inc., or PTV.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of NTL and its relationship to us as of December 31, 2004. The chart does not show NTL’s operating or other intermediate companies.

*                                         NTL Fawnspring Limited, an indirect wholly-owned subsidiary of NTL and our General Partner.

**                                  NTL (South Hertfordshire) Limited, or NTL South Herts, our 66.7% subsidiary of which NTL owns 33.3%.

Exchange rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 25, 2005 was $1.87 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005 (through March 25, 2005)	1.87	1.89	1.93	1.86

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

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2004 are translated to U.S. dollars at an exchange rate of $1.9160 to £1.00, and all amounts disclosed for the year ended December 31, 2004 are based on an average exchange rate of $1.8326 to £1.00. All amounts disclosed as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00, and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the pound sterling financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2004, 2003 and 2002 has impacted the dollar comparisons significantly.

Item 1.  Business

About South Hertfordshire U.K. Fund, Ltd

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the United Kingdom, or U.K. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

We, as well as NTL, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or NTL files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

About NTL South Herts

Franchise Area

The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, with a population of approximately 240,000. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from our headend. There are approximately 94,000 homes in the franchise area, of which approximately 93,000 are passed by our cable television/telephone network. Construction in the franchise area is substantially complete. The average housing density in the South Herts franchise area is approximately 1,150 homes per square mile.

The South Hertfordshire franchise area contains approximately 7,000 businesses, 80% of which are small or medium-sized. In addition, there are several business parks containing predominantly industrial and manufacturing concerns.

Operations

Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, integrated cable television/telephone network architecture was developed for this franchise in late 1991. As of December 31, 2004, approximately 93,000 of the total homes in this area had been passed. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise and in 2001 commenced broadband internet access services. As of December 31, 2004, NTL South Herts serviced 22,000 digital cable customers, 31,296 residential telephone customers and 15,275 broadband customers, representing a total of 35,643 customers with a penetration level of 38.0%.

Management control is exercised by NTL Fawnspring Limited, a U.K. corporation, which is a wholly owned indirect subsidiary of NTL and is our General Partner, although management control is delegated to other affiliated companies of NTL. Our business is managed by NTL Group Limited, or NTLG, a subsidiary of NTL, from its headquarters in Hook, Hampshire. NTL and we believe that management of our business as an integral part of the larger NTL group reaps the benefits of synergy and maximizes returns. NTLG performs a variety of management functions and procures services on our behalf. Pursuant to an agreement with NTLG, we have the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Our operations are fully integrated into the operations of NTL. Accordingly, the following business description describes the portion of NTL’s U.K. operations of which we comprise a part.

NTL’s business

NTL is one of the leading communications and content distribution companies in the U.K., providing internet access, telephone and television services to over 3 million residential customers as of December 31, 2004, including more than 1.3 million broadband customers. NTL also provides internet and telephone services to its residential customers who are not connected to its cable network via access to other companies’ telecommunications networks and via an internet service provider operated by its subsidiary, Virgin Net Limited. NTL offers what it refers to as a “triple play” bundle of internet, telephone and television services through competitively-priced bundled packages. NTL also provides a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

NTL’s services are delivered through its wholly-owned local access communications network passing approximately 7.9 million homes in the U.K. The design and capability of NTL’s network provides it with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

NTL provides services to the following categories of customers:

•                  Consumer.  NTL provides broadband and dial-up internet, telephone and cable television services to residential customers in the U.K.;  and

•                  Business. NTL provides internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs.

Consumer

NTL provides broadband and dial-up internet, telephone and television services to residential customers in the U.K.

NTL’s services to residential customers are distributed principally via its wholly-owned, local access communications network to an addressable market of approximately 7.9 million homes in the U.K. The network covers parts of many major metropolitan areas in the U.K., and includes England, Wales, Scotland and Northern Ireland. In addition, NTL provides services to residential customers not connected to its network via access to other telecommunications networks and via an ISP, virgin.net, operated through its subsidiary Virgin Net Limited.

NTL’s wholly-owned, local access communications network provides it with several competitive advantages in its industry:

•                  it provides real two-way interactivity with residential customers who are connected to the network;

•                  it enables NTL to provide true “triple play” bundled services of internet, telephone and television services to residential customers in its franchise areas without relying on another service provider or network; and

•                  the connection of customers to its networks is by means of a twin cable, consisting of both coaxial and twisted copper pair elements enabling NTL to deliver broadband and high-speed services over each type of cable to customers. NTL’s length of copper pairs is generally much shorter than our principal telephone competitor, allowing potentially higher speed services to be utilized in the future.

In contrast:

•                  direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line or other cable facility; and

•                  telephone service providers today have only a limited capacity to provide video over existing digital subscriber lines, or DSL, technology.

NTL’s packaging and pricing are designed to encourage its residential customers to use multiple bundled services like dual telephone and broadband internet access, dual telephone and dial-up internet access, dual telephone and television, or triple telephone, television and internet access. For example, NTL’s Family Pack bundle offers over 100 television channels and a telephone line rental. In addition, NTL offers subscribers “two-for-one” incentives, like a free digital television, or DTV, subscription for 12 months with the purchase of its 24-hour unlimited U.K. calling package.

NTL believes that it is well-positioned in its service areas to use bundling to increase its customer base, reduce its customer churn rate and increase its profitability. As of December 31, 2004, over two-thirds of its residential customers received multiple services from NTL. NTL refers to each service it provides as a revenue generating unit, or RGU, and, as of December 31, 2004, each of its customers represented on average approximately two revenue generating units. For example, if NTL provided one customer with broadband internet and telephone services, this customer would represent two RGUs. NTL’s “triple play” customer base has been increasing as a percentage of its total residential customers. At the end of the fourth quarter of 2003, 19.7% of NTL’s customers were triple play customers, and as of December 31, 2004, 22.7% of NTL’s customers were triple play.

In its service areas, NTL is the only service provider that provides the full range of services that NTL offers, although competition in each of these services individually is significant and some of the other service providers have substantial resources. See “—Competition.”

The table below shows other typical service providers who offer their services in NTL’s areas:

				Broadband	Telephone		Home
	NTL	BT (1)	BSkyB (1)	Resellers (2)	Resellers (3)	Freeview (4)	Choice (5)	TUTV (6)
Telephone	☒	☒	☐	☐	☒	☐	☒	☐
Broadband	☒	☒	☐	☒	☒	☐	☒	☐
Dial Up	☒	☒	☐	☒	☒	☐	☐	☐
Television	☒	☐	☒	☐	☐	☒	☒	☒
Bundled services	☒	☐	☐	☐	☐	☐	☒	☐

☒    = service available

☐    = service not available

(1)          Although BT Group plc, referred to as BT, and British Sky Broadcasting Group plc, referred to as BSkyB, co-market each other’s telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately.

(2)          For example, Wanadoo and Tiscali.

(3)          For example, Alpha Telecom, One.Tel, Tesco and Carphone Warehouse.

(4)          Freeview refers to a free-to-air digital television service offered by a consortium. Freeview provides digital television services through a set-top box, with no subscription fees for basic service. For a subscription fee, some additional channels are available.

(5)          Home Choice is the brand name for Video Networks Ltd., whose services are available only in parts of the London metropolitan area.

(6)          TUTV refers to Top Up TV, a company offering approximately ten pay TV channels available via a limited number of compatible Freeview boxes.

Internet Services

NTL offers several different packages of broadband and dial-up internet services with different features, speeds and pricing. NTL provides broadband and dial-up internet services to customers within reach of its access network, by direct connection to its network. NTL also provides broadband and dial-up internet services to customers not within reach of its access network by providing a connection to its network via BT’s local access network. NTL is the largest direct provider of residential broadband services in the U.K. Broadband provides users with a high-speed always-connected internet service. Users connect their home computers to NTL’s broadband network via high-speed cable modem. NTL offers broadband services at varying speeds: 1Mb, 2Mb and 3Mb.

Broadband Plus

Subscribers to NTL’s broadband internet services can take advantage of NTL’s Broadband Plus packages for an additional monthly fee. Broadband Plus gives residential customers access to premium subscription content, such as on-line gaming, educational, music and other entertainment content.

Growth in Broadband

Broadband is a dynamic and growing industry. NTL intends to maintain its market position by increasing access speeds while holding prices down. Speed increases are being rolled out in the beginning of 2005. NTL is also introducing enhanced anti-spam software to maintain a competitive portfolio.

We have experienced substantial growth in our broadband customer base since 2002. For example, as of the close of 2002, we had 5,741 broadband customers. At the end of 2003, we had 10,850 broadband customers and at the end of 2004, we had 15,275 customers. This represents an average growth rate over this period of over 65 percent.

Telephone

NTL provides local, national and international telephone services to its residential customers. NTL tiers its product offering with attractive pricing that includes “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. NTL provides telephone services to its residential customers who are within reach of NTL’s access network by direct connection to the network and also via BT’s local access network to customers off NTL’s network, a process known as indirect access. NTL also provides national and international directory inquiry services. As of December 31, 2004, NTL provided telephone services to approximately 2.6 million residential customers.

Cable Television

NTL offers a wide range of digital television services, including access to over 150 channels, advanced interactive features and a range of pay-per-view services. NTL also offers a number of analog television services packages, which can be supplemented with premium channels and/or pay-per-view services. In addition to offering all of the popular channels available on BSkyB’s satellite platform, NTL also offers to its digital customers, through NTL’s joint venture with a subsidiary of Telewest Global, Inc., or Telewest, a cable-only movie, sport and special events pay-per-view television service called “Front Row.” Front Row provides customers with an alternative to BSkyB in the provision of films and sports events through pay television.

NTL’s network technology enables a significant range of digital interactive services to be delivered by making use of the always-connected broadband connection from a customer’s home to the network, known as the always-on return path. Examples of interactive services include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the “red button” for BBC and Channel 4 broadcasts. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services. These services can include multiple broadcasts. For example, during last year’s live Wimbledon tennis broadcast on BBC, a viewer could press the red button and receive a choice of multiple live tennis matches to watch, with the ability to switch back and forth between one match and several others.

As of December 31, 2004, NTL provided cable television services to approximately 2.0 million residential customers, of which approximately 1.4 million received its DTV service and approximately 597,100 received its ATV service.

Video on Demand

In January 2005, NTL announced the launch of its Video on Demand, or VOD, DTV service. The new service, called ntl On Demand, is being rolled out regionally to NTL’s DTV customers throughout the U.K., starting with its digital customers in Glasgow.

ntl On Demand is a significant enhancement to the existing ntl DTV service, offering viewers choice over and above scheduled programming. The VOD movie service, provided by FilmFlex, a joint venture company between Sony, Disney and the On Demand Group, will offer hundreds of films, including many of the latest blockbusters and classics. The VOD service will provide access to hundreds of hours of additional programming, including advertising-free children’s programs, a “Pick of the Week” option showing a selection of top shows from the previous seven days, and a music video jukebox service.

As soon as this service goes live in each of NTL’s regions, it will be available to all of NTL’s DTV customers. No new equipment, installation or additional subscription will be required. ntl On Demand will appear within the existing Electronic Programming Guide and customers will then be able to purchase films and television programs whenever they choose to via the remote control.

Companies who have already agreed to provide content include the BBC, Nickelodeon, Jetix, Warner Music, Entertainment Rights, VPL, The Walt Disney Company, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International, Inc., Sony Pictures Entertainment, Sony Pictures Classics, Columbia Pictures, TriStar, Pathé, Icon Films and Playboy TV. Additional partners are expected join the service as it develops.

ntl On Demand will offer DVD-style features including freeze frame, fast-forward and rewind, and programs will be available for 24 hours after purchase. These features provide a customer with full control over the content and timing of their television viewing. There will also be an increasing amount of free content available to view at any time. Current films will appear on television first through VOD, up to nine months before scheduled TV movie channels. To help customers choose which film to watch, full-length film trailers can be viewed before purchasing.

Sales and Marketing

NTL uses a variety of advertising and marketing channels to sell its services to residential customers, including its dedicated door-to-door sales force and its telephone sales team. These channels are supported by direct marketing initiatives and national and regional press advertising.

NTL uses its residential customer database to identify the profiles of its customers so that it can design offers of its services to match the needs of its customers. NTL’s offers encourage customers to purchase new services and upgrades to existing services.

Customer Service

Enhancing its customer service has been a central focus for NTL during 2004. NTL now operates its customer service operations from three main custom-built centers based in the U.K. at Glasgow, Swansea and Manchester. These sites are virtualized, which means that calls come in to one access point and are distributed automatically to the first available agent in Glasgow, Swansea or Manchester. This allows real-time call routing between each center, depending on call volumes. A separate service performance team ensures peak call times are resourced properly. NTL uses various tools and processes to ensure that it matches its customers’ calls to the right service center staff and to meet peak demand. NTL’s employees are graded in terms of their expertise in specific call types, which allows the call routing to be linked to skill types of employees, ensuring customers are serviced by experts within their field of enquiry.

In addition, NTL has two specialist teams based in Manchester and Swansea, which deal in high-level fault diagnostics. These teams are staffed by employees trained in on-line diagnosis of faults for NTL’s products. NTL also employs approximately 580 service technicians whose role involves visiting customers who have registered a fault which cannot be rectified remotely. This team is tasked to restore service within 10 hours. During 2004, over 78% of faults were restored within the 10 hour window and a further 16% within

24 hours. NTL constantly monitors its network to ensure that it detects and repairs network outages promptly, and to enable early communication with its customers.

NTL’s customer service operation has over 1,980 staff handling over 20 million calls per year. The average call is answered within 132 seconds, with 44% of calls answered within 20 seconds. However, disruptions in service or other special situations can result in increases in call volumes and waiting times.

Business

NTL provides voice, data and internet retail and wholesale services to a broad range of commercial and public sector organizations.

NTL believes that it benefits from both cost and performance competitive advantages from its network, in terms of its reach, bandwidth and performance, over that of its competitors, who largely depend on the BT local access network for the end connection to customers.  NTL’s network infrastructure passes within 200 meters of more than 570,000 business premises in the U.K.

NTL derives approximately 50 percent of its business revenue from the public sector, particularly local government and the health and education markets. Where NTL’s network overlaps with the communities served by these organizations, NTL leverages its competitive advantage through cost of delivery or network performance. NTL also leverages its competitive advantage in the commercial markets around regional businesses.

NTL generally divides its business retail customers into three categories based on revenue generated or expected from that customer:

•                  Tier 1 — customer generating revenue of more than £100,000 per year;

•                  Tier 2 —  customer generating revenue of between £25,000 and £100,000 per year; and

•                  Tier 3 — customer generating revenue of less than £25,000 per year.

This tiering of existing retail customers has enabled NTL to develop cost-effective account management, business development and customer service processes appropriate to levels of customer revenue.

Services

Voice Services

Business Exchange Lines

NTL’s business exchange lines provide its business customers with analog telephone services that connect to customer telephone handsets or private automatic branch exchanges, or PABXs. Revenue for this service is derived from service installation, line rental and usage charges.

Business Line ISDN 30

NTL’s Business Line ISDN 30 service delivers 30 digital exchange lines over a single physical access link. The exchange lines may be used for voice or data applications or a mix of both. The number of digital exchange lines is sized to a customer’s needs. Revenue for this service is derived from service installation, line rental and usage charges.

Centrex

NTL’s single and multi-site Centrex solutions provide customers with the facilities of a PABX without the need to invest in the provision and maintenance of a local PABX. Telephone calls between users within a building or in different buildings are handled through NTL’s network but appear to the user to be transferred through a local PABX. Revenue for this service is derived from installation, equipment rental, line rental and call charges.

Non-Geographic Numbers

NTL provides a range of freecall, non-geographic and premium rate number services for tele-business, including advice lines, call centers and telemarketing applications. Revenue for these services is derived from service installation, line rental and revenue share with the tele-business line operator.

Data Services

Leased Lines

NTL’s leased line services provide high quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s and 155Mb/s. Revenue for this service is derived from service installation and recurring rental charges based on distance.

Ethernet Services

NTL provides point-to-point, point to multi-point and virtual private network capability, at 10 Mb/s, 100 Mb/s and 1 Gb/s bandwidth. Increasingly, customers use Ethernet as a means of achieving local area network, or LAN, performance over their Wide Area Networks; NTL provides users with the benefit of a dedicated private network at a lower cost. Revenue for this service is derived from installation, access circuit rental and virtual connection rental charges.

Structured Cabling/LAN Solutions

NTL provides in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenue for this service is determined on a project by project basis.

Internet

Internet Access—Cable Modem/ADSL

NTL provides internet services across the U.K., with access by means of cable modem in areas served by its network or by means of asymmetric digital subscriber line, or ADSL, elsewhere. This allows NTL to provide services across the SME market and ubiquitous national access for larger enterprises.

High Speed Dedicated internet Access

NTL provides high speed dedicated internet access from 2 Mb/s up to 45 Mb/s to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the internet. Because NTL owns its network, it can provide competitively priced internet access at higher speeds. NTL’s pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

NTL’s Network

NTL’s business is underpinned by significant investment in its network infrastructure. This consists of a national core backbone network in the U.K. and a high capacity two-way local broadband network. The national network was designed for large scale, high-speed telecommunications traffic from its inception. NTL’s core network infrastructure transports its voice, internet, data and digital television services in the U.K.

NTL’s broadband communications network in the U.K. currently passes approximately 7.9 million homes in its regional franchise areas. NTL’s cables also pass a significant number of businesses in these areas. NTL’s service areas within its franchise areas include parts of many of the major large metropolitan areas in the U.K., including London, Manchester, Leeds, Southampton, Brighton, Derby, Cambridge, Oxford, Reading, Nottingham, Leicester, Coventry, Glasgow, Belfast, Cardiff and Swansea. NTL has the largest service area of any cable operator in the U.K. in terms of homes passed.

The core network has a fiber backbone that is approximately 10,800 kilometers long. This includes 8,200 kilometers which are owned and operated by NTL and approximately 2,600 kilometers which are leased fiber from other network owners. A total of 99 switches direct telephone traffic around the core and local networks. In addition, NTL has more than 500 hub sites, points of presence, repeater nodes or other types of network site, and facilities at over 150 radio sites.

NTL’s local access networks deliver internet, telephone and digital and analog television services to its customers’ homes and businesses. NTL’s access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, its local fiber network is connected to a customer’s premises via high capacity, two-way, coaxial cables. Second, NTL uses synchronous digital hierarchy, or SDH, technology over the fiber network to provide telephone services. This is then connected to a customer’s premises via a relatively short length twisted copper pair. In the future this is capable of hosting digital subscriber line, or DSL, over relatively short lengths of copper. Shorter lengths of copper provide a structural advantage in delivering very high-speed services over copper.

NTL has a variety of alternative methods to connect its national telecommunications network over the “last mile” from the communications provider to the premises of those customers which are located outside of NTL’s cabled areas. NTL:

• obtains permits to construct telecommunications networks and build out NTL’s network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer; and

• leases circuits and DSL connections on the local networks of other service providers to connect to the customers’ premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

In 2004, NTL continued a network upgrade program targeting approximately 500,000 homes in the London area, where there is older, less robust cable networking. NTL cannot currently provide broadband or interactive telephone services on the older network. This program presently is scheduled to be substantially completed in 2006. Approximately 220,000 homes will have network improvements by the end of 2005 that will enable NTL to provide its full range of services. Currently, approximately 87% of the homes passed by NTL’s network can receive all services and after the upgrade program is completed, NTL should have approximately 92% availability for all services.

Information Technology

NTL outsources the management of the primary elements of its information technology systems to various suppliers. These suppliers include IBM, pursuant to an agreement which terminates in 2013 or, if NTL pays a termination fee, on May 23, 2006. NTL retains control of its information technology activities that are fundamental to NTL’s competitive advantage and key to the development of its intellectual property. The services IBM provides include:

• management of NTL’s mid-range information technology equipment;

• software application development;

• software application maintenance and support;

• end-user help desk services; and

• end-user desk top and laptop computing support.

Competition

Consumer

NTL believes that it has a competitive advantage in the U.K. residential market because NTL offers integrated communications services including high-speed broadband internet, telephone and television services. NTL offers its products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. There is only one other significant cable service provider in the U.K., Telewest, which has different service areas than NTL. NTL offers internet and telephone services nationally. Television services are offered on NTL’s network in its service areas only.

Internet

NTL provides broadband and dial-up internet services to customers within reach of NTL’s access network, by direct connection to its network. NTL also provides broadband and dial-up internet services to customers not within reach of NTL’s access network by providing a connection to NTL’s network via BT’s local access network. NTL’s internet services compete with BT, which provides broadband and dial-up internet access services over its own network. NTL also competes with ISPs, including Wanadoo, AOL and Tiscali which do not own an access network infrastructure but offer internet access services by providing access to BT’s network. This is a highly competitive market, reflected in increasing downward price pressure. BT uses, and offers to third-party providers, DSL technology which, like NTL’s network, permits internet access to be provided over telephone lines at substantially greater speeds than conventional dial-up access. Increased deployment of DSL may subject NTL to increased competition over time. In addition, third generation, or 3G, mobile technology may subject NTL to increased competition over time in broadband services.

Telephone

NTL provides telephone services to customers who are within reach of NTL’s network by direct connection to its network and, like NTL’s internet services, to customers off NTL’s network via BT’s local access network. This process is known as indirect access. NTL competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position and has substantial resources. NTL also competes with other telecommunications companies that provide indirect access telephone services, including One.Tel, Carphone Warehouse under the brand name Talk Talk, Caudwell Group under the brand name Homecall, and Tesco.

Previously, when providing indirect access services, calls were routed onto another operator’s network by customers dialing additional digits before entering the primary telephone number or via a dialer box that had to be provided to each customer. Calls can now be routed directly within a BT switch, through a method known as carrier pre-selection. Carrier pre-selection dispenses with the need to dial additional digits or use a dialer box, creating a simpler connection process for the customer. Carrier pre-selection is encouraging new companies to provide indirect access telephone services, increasing the pressure on NTL’s telephone services.

NTL also competes with mobile telephone networks that may threaten the competitive position of its networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the downward price pressure in fixed line telephone services. However, NTL expects that any decrease in demand for fixed line telephone services as a result of competition from mobile telephone networks may be at least partially offset by increased demand for its wholesale services to mobile telecommunications operators.

Television

NTL competes primarily with BSkyB in providing DTV to residential customers in the U.K. BSkyB is the sole distributor of pay-satellite television services and has comparatively high market penetration when compared with the penetration of similar satellite providers in other countries. BSkyB has access to various sports and movie programming content that is used to create some of the most popular pay TV channels in the U.K. While NTL carries several of those channels on its network, NTL is dependent upon BSkyB to provide it with this content. While BSkyB is NTL’s principal competitor in the pay-television market, it is also a critical supplier of content to NTL. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has determined that BSkyB is dominant in some wholesale premium pay television markets in the U.K., including some channels carrying sports content and premium pay TV film channels. See “—Government Regulation.” In principle this should constrain BSkyB in its pricing of these channels, although NTL believes that the current pricing for this content is not favorable to NTL and should be improved.

NTL has an agreement in principle with BSkyB for pricing arrangements with them, subject to agreeing to a formal contract. However, no assurances can be made that the contract will be finalized or finalized in a timely manner and changes to these pricing arrangements may not be made. BSkyB also provides various products and services over its direct-to-home satellite services that currently are not provided by NTL, including personal video recorders, commonly known as PVRs or DVRs.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customers' homes through a conventional television aerial and a separately purchased set top box or an integrated digital television set.

The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of BSkyB, Crown Castle International Corp. and the BBC and offers customers a limited range of television channels, including the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a set top box. For a subscription fee, a limited number of additional channels are available. Presently the channels offered on Freeview do not include several popular channels, such as Sky Sports, Sky Movies and MTV.

Top Up TV offers a pay service over DTT. Top Up TV controls five channels but offers at staggered times approximately ten pay DTV channels. To receive Top Up TV, the customer requires a set top box or integrated television with conditional access technology. Previously, set top boxes and integrated televisions did not include this technology.

Currently a limited number of residential customers can receive DTV over BT’s ADSL lines. Video Networks Limited, under the brand name Homechoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies to customers in one region in England.

Of NTL’s peers in the U.K., only Telewest is currently able to offer the full range of services NTL provides. Telewest is the only other cable company in the U.K. and does not offer services in the areas that NTL covers. Some new competitors are using DSL technology to offer a comparable “triple play.” For example, Homechoice, provides bundled services to approximately 1 million homes, according to Homechoice. Easynet also has announced recently that it is proposing to offer triple play services during 2005. However, the offerings of both of these companies are on a significantly smaller scale than NTL’s.

Pay television and pay-per-view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, video games and DVDs. NTL is introducing video on demand services which may compete in the future with programming provided by video on demand services offered by other parties and may compete against other video formats.

Telecommunications is a constantly evolving industry and NTL expects that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how NTL’s operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission within the next decade. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, or cable. However, when ATV transmission is terminated the terrestrial DTV signal and network may be increased. This will enable terrestrial DTV to be made available to customers’ homes that cannot currently receive it. Some customers may wish to subscribe for free DTT, via Freeview, rather than pay for DTV.

Business

NTL faces a wide range of competitors in the U.K. market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest’s local networks do not overlap with NTL’s networks, NTL does not compete with Telewest to any material extent. BT is a major competitor in almost all of NTL’s market opportunities. Cable and Wireless plc, or C&W, and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets. However, these companies do not own extensive local access networks and generally rely on wholesale arrangements to supply their customers.

COLT Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME market and in the market for larger corporate accounts and public sector organizations.  In addition, for voice services NTL competes with a number of resellers who purchase wholesale minutes from BT and others and compete aggressively in the retail market.

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

Government Regulation

Regulation in the European Union

The European Parliament and Commission regulate our business through various legislative means.

In February 2002, the European Commission, or EC, adopted a package of new legislative measures which set out a new framework for the regulation of electronic communications, the intention being to ensure that regulation of electronic communications networks and services was more technology-neutral in the future than it had been previously. The new regulatory framework, or NRF, consists of four Directives, including a Framework Directive and specific Directives on Authorization, Access and Interconnection and Universal Service and Users Rights. The NRF was supplemented by a Communications and Privacy Directive.

The U.K. Government incorporated the NRF into its domestic laws by the enactment of the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003.

Regulation in the U.K.

We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

The Communications Act 2003 established a new regulatory authority called the Office of Communications, or Ofcom, as the single regulatory authority for the communications sector. Ofcom replaced a number of sectoral regulatory authorities such as the Office of Telecommunications, or Oftel, and the Independent Television Commission, or ITC.

The General Conditions of Entitlement

Under the Communications Act 2003, communications providers such as us are no longer required to hold an individual license in order to provide electronic communications networks and services. Even so, all providers are subject to some basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. A breach of any of these conditions by us could lead to the imposition of fines and, ultimately, to the suspension or revocation of our right to provide electronic communications networks and services.

Some of the requirements of the General Conditions of Entitlement with which we must comply include:

•     a requirement to negotiate interconnection arrangements with other network providers

•     a requirement to ensure that any end-user can access the emergency services

•     a requirement to offer outbound number portability to customers wishing to switch to another network, and to support inbound number portability where we acquire a customer from another network, on reasonable terms, including charges

•     a requirement to provide directory enquiry services

•     a requirement to publish up-to-date price and tariff information

•     a requirement to provide itemized billing on request from each customer at no additional charge

•     requirements to provide special services for end-users with disabilities.

Our entitlement to provide electronic communications networks and services extends throughout the U.K. and is not constrained in time.

Under current proposals, any operator providing an electronic communications network or service under the General Conditions of Entitlement will be liable to pay annual administrative fees to Ofcom if its turnover in the second calendar year before the charging year in question was £5 million or more. These fees are calculated at a rate set by Ofcom each year and are applied to relevant turnover bands.

In addition to the General Conditions of Entitlement, Ofcom may impose further conditions on providers with significant market power, or SMP, in a market. SMP equates to the competition law concept of dominance. The NRF obliged Ofcom to carry out a number of initial market reviews to determine which providers held SMP and therefore should be subject to additional conditions and, thereafter, to keep these markets and any other markets identified by Ofcom in which SMP exists under further periodic review. Ofcom has now completed almost all of the initial market reviews and this has led to BT being found to have SMP in a substantial number of markets. As a result, BT has been made subject to a large number of additional regulatory requirements in both wholesale and retail markets.

All fixed operators, including us, have been found to possess SMP in relation to the termination of voice calls on their own networks but we have not been found to possess SMP in any of the other voice, data and internet markets in which we operate.

The Strategic Review of Telecommunications

Following the passing of the Communications Act 2003, Ofcom announced that one of its early tasks would be to carry out a strategic review of telecommunications in the U.K. The purpose of the review would be to assess whether the telecommunications sector is delivering benefits to consumers, the future prospects for the sector and the potential impact of different regulatory approaches. Phase 1 of the strategic review was published on April 28, 2004 and Phase 2 was published on November 18, 2004. We have been and continue to be actively involved in this process and in seeking to ensure that the outcomes are supportive of our business and do not have any negative impact.

During Phase 2, Ofcom reaffirmed its commitment to infrastructure competition and to providing an environment which promotes investment in infrastructure. However, in addition, it has stated that it believes a new approach to regulation is required in the U.K. to address a number of economic bottlenecks, which persist in the provision of telecommunications networks. According to Ofcom, these bottlenecks are areas where effective infrastructure-based competition is unlikely to emerge in the medium term, which may not necessarily coincide exactly with the parts of the network where BT has SMP. Ofcom has therefore proposed a strategy aimed at promoting competition at the deepest levels of infrastructure where it will be effective and sustainable and at focusing regulation to deliver equality of access to BT’s network beyond those levels.

According to Ofcom, the provision of equality of access will require significant behavioral change by BT and will carry with it the requirement that BT’s wholesale customers should have access to:

• the same or a similar set of regulated wholesale products as BT’s own retail activities;

• at the same prices as BT’s own retail activities; and

• using the same or similar transactional processes as BT’s own retail activities.

Ofcom currently envisages that it will be able to publish the final conclusions of its review in the second quarter of 2005. Ofcom has stated publicly that if BT resists the concept of providing equivalent access to its network for other operators or fails to comply with any final settlement announced by Ofcom at the conclusion of the review, Ofcom will consider requesting the Competition Commission to carry out an investigation of the telecommunications market under the Enterprise Act 2002 (see “—Enterprise Act 2002”), one possible outcome of which could be a requirement for BT to separate its wholesale and retail businesses.

Another area addressed by the review concerns longer-term arrangements for the provision of universal service in the U.K. The review seeks comments on the future funding arrangements for the provision of universal service and the scope of universal service. In particular, the review considers whether there will be scope in the future for making use of mobile technologies in the provision of some aspects of universal service and whether universal service should extend to the provision of broadband internet connectivity. Ofcom states that in its own view, the case for extending the scope of universal service to include broadband is not strong. We will be impacted by any future decision to require us to provide or to contribute to the funding of universal service in the U.K. See “—Universal Service Obligations.”

Regulation of BT

The regulation of BT is important to our business in a number of ways. Because, under current regulation, BT has been found to possess SMP in a significant number of markets, it is subject to a large number of additional regulatory requirements which govern its behavior, particularly at the wholesale level. These include, in identified markets, a requirement to publish a reference offer for interconnection to BT’s network together with the ability for Ofcom to impose wholesale price controls.

Universal Service Obligations

The concept of universal service, or USO, is designed to ensure that basic fixed line services are available at an affordable price to all citizen-consumers across the U.K. The scope of USO obligations is defined by the EC Directive on Universal Service and Users Rights (see “—Regulation in the European Union”) and the Secretary of State for Trade and Industry in the U.K. specifies which services must be provided throughout the U.K. in the Universal Service Order. This Order has been implemented by Ofcom through the imposition of specific conditions on BT and Kingston Communications (both of which have been designated by Ofcom as USO providers) and by the imposition of certain conditions on all providers under the General Conditions of Entitlement.

The conditions imposed on BT and Kingston Communications require them to offer the following services at uniform prices across the U.K.:

• a connection to the public telephone network at a fixed location, following a reasonable request, which includes functional internet access;

• at least one scheme for consumers with special social needs who have difficulty affording telephone services;

• public call box services; and

• a range of services for customers with disabilities.

In addition, BT and Kingston Communications are obliged to make sure that charges for USO services do not entail payment for unnecessary additional services, to provide free itemized billing and to ensure that USO services meet defined quality thresholds. Furthermore, BT has to provide a relay service for textphone users.

On January 10, 2005, Ofcom published a Review of the Universal Service Obligation. This review focuses on the current scope of the USO and seeks comments on what more can and should be done in the short term. Longer term policy issues concerning the USO are addressed in the broader strategic review of telecommunications. See “—The Strategic Review of Telecommunications.”

Electronic Communications Code

Under the Telecommunications Act 1984, which was largely replaced by the Communications Act 2003, licensed public telecommunications operators were eligible for enhanced legal powers under the electronic communications code annexed to the Telecommunications Act 1984, or Code Powers. Code Powers are of particular benefit to those who construct and maintain networks because they give enhanced legal rights of access to private land, exemption from some requirements of general planning law and the right to install equipment in the public highway.

The Communications Act 2003 retained the broad structure of Code Powers. Any operator which possessed Code Powers under the previous licensing regime automatically retained those powers under the Communications Act regime. Any operator wishing to obtain new Code Powers must now apply to Ofcom. NTL’s subsidiaries that provide electronic communications networks and services, ntl Group Limited and ntl National Networks Limited, both have Code Powers.

Although Code Powers give operators the right to install equipment in public highways, each operator is required to certify to Ofcom each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove equipment or restore the public roads following the insolvency of that operator. This security is commonly described as “funds for liabilities.” Ofcom has indicated that it will generally require an operator to provide board-level certification of third party security for this purpose.

Competition Act 1998

The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant market position and a prohibition on anti-competitive agreements modeled on Articles 81 and 82 of the Treaty of Rome. The Act also introduced third party rights, stronger investigative powers, interim measures and enforcement powers. These enforcement powers include fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading, or OFT, and gives concurrent investigative and enforcement powers to Ofcom. Ofcom will take the lead on most competition issues in the communications sector, although it will consult with the OFT where necessary.

The Competition Act also enables third parties to bring enforcement actions directly against persons, including telecommunications providers, who are in breach of the prohibitions and to seek damages, rather than waiting for Ofcom to undertake enforcement action.

The Competition Act limits the types of agreements and arrangements we can enter into. For example, we may be prohibited under the Act from establishing some pricing and purchasing arrangements which would have the effect of reducing competition in the market or from forcing companies to behave in ways dictated by us.

Enterprise Act 2002

The U.K.’s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers and market investigations are now made by independent competition bodies using competition-based tests, rather than by the U.K. Government. The implementation of European Union, or EU, modernization of competition law in May 2004 further widened the powers of the U.K. competition bodies.

In the case of merger control, a competition-based test has replaced the previous public interest test for assessing the impact of merger situations so that the U.K. competition bodies must now decide whether any merger will lead to a “substantial lessening of competition” in a relevant market. In addition, new jurisdictional thresholds have been imposed, which govern whether a merger is subject to investigation and approval.

Under other provisions of the Enterprise Act, individuals who cause, encourage, participate in or, in some cases, even those who have knowledge of, the making of agreements between competitors which are designed to fix prices, share markets, limit supply or production or rig bids within the U.K., can be prosecuted and punished with unlimited fines and imprisonment for up to five years. The courts may also order the disqualification for up to fifteen years of directors whose companies have committed a breach of U.K. or EU competition law.

Consumer Protection

The Enterprise Act 2002 also empowers some consumer bodies to make “super complaints” to the OFT about features of a market that are harming consumers. The aim is to address situations where markets have failed to work for consumers, rather than to address the behavior of particular companies.

Licenses

Although we are no longer required to hold an individual license to operate electronic communications networks and to provide electronic communications services in the U.K., we are still required to hold a license under the Broadcasting Acts 1990 and 1996 for any cable television channels which we own and for the provision of certain other services on NTL’s cable television platform. We therefore hold a number of licenses for the provision of some promotional channels and for the provision of NTL’s electronic program guide. A breach of any of these licenses by us ultimately could cause us to incur a financial penalty and to lose the relevant license.

Seasonality

Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. NTL’s customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

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

Employees

As the management of our business is performed by NTL, we do not have any employees on our payroll. At December 31, 2004, NTL had approximately 12,480 employees, approximately 11,285 of whom were permanent and approximately 1,195 of whom were temporary or contract employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

While our interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 25, 2005, the approximate number of holders of our limited partnership interests was 5,400.

Item 6. Selected Financial Data

The following table sets forth certain financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management Discussion and Analysis appearing elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2004	2003	2002	2001	2000

Income Statement Data:
Revenue	$38,042,360	$32,772,962	$29,552,065	$28,354,653	$26,310,898
Cost of goods sold	(11,550,360)	(10,662,169)	(10,772,887)	(12,277,725)	(10,366,295)
Selling, general and administrative expenses	(103,018)	(130,840)	(167,225)	(277,224)	(277,225)
Management fees and allocated overhead from General Partner	(14,321,728)	(13,544,514)	(12,035,660)	(11,901,237)	(13,128,873)
Other charges	(602,691)	(220,329)	(1,488,502)	(2,307,942)	—
Depreciation	(6,621,976)	(7,460,577)	(7,595,523)	(14,629,055)	(4,759,437)
Operating income (loss)	4,842,587	754,533	(2,507,732)	(13,038,530)	(2,220,932)
Interest expense	(2,203,792)	(1,922,710)	(1,587,925)	(1,577,428)	(3,217,052)
Exchange (losses) gains	(143,217)	(179,033)	(162,100)	23,590	177,333
Income (loss) before minority interest	2,495,578	(1,347,210)	(4,257,757)	(14,592,368)	(5,260,651)
Minority interest	(94,898)	—	768,837	4,723,504	1,665,805
Net income (loss)	$2,400,680	$(1,347,210)	$(3,488,920)	$(9,868,864)	$(3,594,846)

Net income (loss) per Limited Partnership Unit	$41.74	$(23.43)	$(60.67)	$(171.60)	$(62.51)
Average number of Limited Partnership Units outstanding	56,935	56,935	56,935	56,935	56,935

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$62,528,387	$61,450,329	$58,973,664	$59,167,848	$70,366,262
Accounts payable to affiliates and related
parties	65,398,192	66,757,685	62,691,338	58,599,365	32,690,227
Long-term debt	—	—	—	—	21,618,413
General Partner’s (deficit)	(513,842)	(537,849)	(524,377)	(489,488)	(390,799)
Limited Partners’ capital (deficit)	(1,870,222)	(4,246,895)	(2,913,157)	540,874	10,311,049
Minority interest	99,216	—	—	739,160	5,645,599

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the U.K.. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K.. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

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

Factors affecting our business

Our residential customers account for the majority of our total revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to customers. For example, broadband internet is more profitable than ATV. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors affecting our profitability include customer churn, average revenue per user, or ARPU, and competition.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at December 31, 2004 and 2003:

	December 31	December 31
	2004	2003

Homes passed (1)	93,063	92,081
Homes marketable (2)	93,063	92,081
Total customers	35,643	33,121
Digital cable subscribers	22,000	20,780
Analog cable subscribers	3,137	3,996
Broadband Internet subscribers	15,275	10,850
Telephony subscribers	31,296	29,674
Penetration (homes marketed) (3)	38.0%	36.0%
Churn (4)	1.3%	1.1%

(1)          Homes passed is the number of homes that have had ducting buried outside.

(2)          Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(3)          Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(4)          Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month.  Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Customer Churn.  Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, NTL is in the process of integrating various billing systems and customer databases. No assurances can be made as to the timing of further integration efforts or the degree of integration ultimately accomplished.  In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

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

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL, will be sufficient for our cash requirements in 2005.

Currency Movements.  Because revenue and expenses from our principal operations are denominated primarily in pounds sterling but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations, which are unrelated to our underlying results of operations.

Seasonality.  Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months. Our residential customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

Integration of Billing Systems. NTL’s historical growth through acquisitions resulted in it inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in its customer service processes. NTL has consolidated the number of billing systems for its residential customers from eleven at the beginning of 2003 to three at the end of 2004. NTL has also migrated approximately 3.6 million accounts to a new billing platform.

NTL continues to evaluate how many billing systems it will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the potential for disruption in the business from additional migration of data. During 2004, NTL re-phased the program schedule so that it would be substantially completed in the second quarter of 2005. NTL is currently reevaluating the timing of the program’s completion, and accordingly no assurance can be made as to the timing of further integration efforts. The total cost of the integration program is estimated to be approximately £103.0 million, or $197.3 million, of which NTL has incurred approximately £88.5 million, or $169.6 million, through December 31, 2004.

Call Center Consolidation. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, NTL has incurred £23.8 million, or $43.7 million of costs, and expects to incur a total cost of approximately £29.0 million, or $55.6 million, to execute this program including property costs that will be expensed as the properties are vacated.

If the integration of NTL’s billing systems or the consolidation of its call centers are not successful, NTL could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. NTL could also experience operational failures related to billing and collecting revenue from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risks and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Foreign Currency Translation:

Our principal operating functional currency is the pound sterling, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. subsidiary have been translated using the exchange rates in effect at the balance sheet dates and revenue and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

Fixed Assets:

•             Fixed assets, net, totaled $62.5 million and $61.5 million, representing total assets at December 31, 2004 and 2003, respectively. Fixed assets, net are stated at cost less accumulated depreciation.

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

•             We assign fixed assets useful lives that impact the annual depreciation expense. The assignment of useful lives involves significant judgments and the use of estimates. Our managers use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

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

•             Telephone, cable television and internet revenues are recognized as the services are provided to customers.

•             Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables to assess whether the components of the bundled services should be recognized separately.

•             Installation revenue is recognized by applying the provisions of FASB Statement No. 51 Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.  Installation revenue is recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

•             Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Other Policies:

•             A subsidiary of NTL provides infrastructure and management support services to us. The related charges represent our portion of costs incurred by the subsidiary of NTL for the benefit of all U.K. operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge.

•             We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in impairment in their ability to make payments, additions to the allowances may be required.

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

•             We incur interconnection and related costs from other carriers relating to the provision of telephone services. These carriers can make retrospective adjustments to charges for these services, which requires us to estimate certain charges for a particular period. Actual charges may differ from those estimated.

These policies may need to be revised in the future in the event that changes to our business occur.

Results of Operations

Years ended December 31, 2004 and 2003

We present below summarized consolidated financial information for the years ended December 31, 2004 and 2003:

	Year ended December 31,		Increase (decrease)
	2004	2003	$	%

Revenue	$38,042,360	$32,772,962	$5,269,398	16.1%
Cost of goods sold	(11,550,360)	(10,662,169)	888,191	8.3%
Selling, general and adminstrative expenses	(103,018)	(130,840)	(27,822)	(21.3)%
Management fees and allocated overhead	(14,321,728)	(13,544,514)	777,214	5.7%
Other charges	(602,691)	(220,329)	382,362	173.5%
Depreciation	(6,621,976)	(7,460,577)	(838,601)	(11.2)%
Operating income	4,842,587	754,533	4,088,054	541.8%
Interest expense	(2,203,792)	(1,824,622)	379,170	20.8%
Other interest	—	(98,088)	(98,088)	(100.0)%
Exchange losses	(143,217)	(179,033)	(35,816)	(20.0)%
Net income (loss) before minority interests	2,495,578	(1,347,210)	3,842,788	285.2%
Minority interests	(94,898)	—	(94,898)	—%
Net income (loss)	$2,400,680	$(1,347,210)	$3,747,890	278.2%

Revenue

For the year ended December 31, 2004, revenue increased by 16.1% to $38.0 million from $32.8 million in 2003 and revenue expressed in pounds sterling increased by 3.5% to £20.8 million in 2004 from £20.0 million in 2003. We have increased our revenue through price rises and more broadband customers served by the South Herts System. At December 31, 2004, we served 15,275 broadband customers compared with 10,850 at December 31, 2003.

Expenses

Costs of goods sold.  For the year ended December 31, 2004, costs of goods sold increased by 8.3% to $11.6 million from $10.7 million in 2003 but cost of goods sold expressed in pounds sterling decreased by 3.4% to £6.3 million in 2004 from £6.5 million in 2003. Costs of goods sold as a percentage of revenue declined to 30.4% for the year ended December 31, 2004, from 32.5% for 2003 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

Selling, general and administrative expenses.  For the year ended December 31, 2004, selling, general and administrative expenses decreased by 21.3% to $103,018 from $130,840 in 2003. We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs.

Management fees and allocated overhead.  For the year ended December 31, 2004, management fees and allocated overhead increased by 5.7% to $14.3 million from $13.5 million in 2003 but management fees and allocated overhead expressed in pounds sterling decreased by 5.7% to £7.8 million in 2004 from £8.3 million in 2003. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns.  The decrease in the amounts charged to us resulted from decreases in the cost of NTL’s outsourced information technology services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies that have been largely offset by higher sales and marketing costs and involuntary employee termination costs following further business rationalizations by NTL in the fourth quarter of 2004.

Other charges.  For the year ended December 31, 2004, other charges increased to $602,691 from $220,329 in 2003. Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.  Other charges in 2004 relate to NTL’s call center consolidation program.

Depreciation expense

For the year ended December 31, 2004, depreciation expense decreased to $6.6 million from $7.5 million in 2003. During 2004, we evaluated the remaining useful economic lives of our fixed assets.  As of January 1, 2004, we adopted new useful economic lives.  The change in lives reduced the depreciation charge by $0.7 million for the year ended December 31, 2004.

Interest expense

For the year ended December 31, 2004, interest expense increased to $2.2 million from $1.8 million in 2003. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the years ended December 31, 2004 and 2003.

Exchange (losses)

For the year ended December 31, 2004, foreign currency exchange losses were $143,217 as compared with $179,033 for 2003.  The change in exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

In 2004, we recorded a minority interest of $94,898. We record a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceed its liabilities. Until the quarter ended December 31, 2004, NTL South Herts’ liabilities exceeded its assets and consequently, we had not recognized the resulting minority interest asset since such an asset would not be recoverable. Under U.K. law, the shareholders of a U.K. limited company are protected from the company’s liabilities.  The minority interest charge for the year ended December 31, 2004 represented 33.33% of the net assets as at that date.

Net income (loss)

For the year ended December 31, 2004, net income was $2.4 million as compared with a net (loss) of $1.3 million in 2003. This change was primarily a result of the improvement in our operating performance.

Years Ended December 31, 2003 and 2002

We present below summarized consolidated financial information for the years ended December 31, 2003 and 2002:

	Year ended December 31,		Increase (decrease)
	2003	2002	$	%

Revenues	$32,772,962	$29,552,065	3,220,897	10.9%
Cost of goods sold	(10,662,169)	(10,772,887)	(110,718)	(1.0)%
Selling, general and adminstrative expenses	(130,840)	(167,225)	(36,385)	(21.8)%
Management fees and allocated overhead	(13,544,514)	(12,035,660)	1,508,854	12.5%
Other charges	(220,329)	(1,488,502)	(1,268,173)	(85.2)%
Depreciation	(7,460,577)	(7,595,523)	(134,946)	(1.8)%
Operating income (loss)	754,533	(2,507,732)	3,262,265	86.3%
Interest expense	(1,824,622)	(1,497,775)	326,847	21.8%
Other interest	(98,088)	(90,150)	7,938	8.8%
Exchange (losses) gains	(179,033)	(162,100)	16,933	10.4%
Net loss before minority interests	(1,347,210)	(4,257,757)	(2,910,547)	(127.4)%
Minority interests	—	768,837	(768,837)	(100.0)%
Net loss	$(1,347,210)	$(3,488,920)	(2,141,710)	(227.4)%

Revenue

For the year ended December 31, 2003, revenue increased by 10.9% to $32.8 million from $29.6 million for 2002 primarily owing to foreign exchange movements. Revenue expressed in pounds sterling increased by 1.9% to £20.0 million in 2003 from £19.7 million in 2002. We have increased our revenue through price rises and more broadband customers served by the South Herts System. At December 31, 2003, we served 10,850 broadband customers compared with 5,741 at December 31, 2002.

Expenses

Costs of goods sold.  For the year ended December 31, 2003, costs of goods sold decreased by 1.0% to $10.7 million from $10.8 million in 2002.  Cost of goods sold expressed in pounds sterling decreased by 9.0% to £6.5 million in 2003 from £7.2 million in 2002.  Costs of goods sold as a percentage of revenue declined to 32.5% for the year ended December 31, 2003, from 36.5% for 2002.  We have benefited from the efficiencies that NTL has gained in the negotiated reductions in the costs of television programming and reductions in the costs of interconnection owing to the more effective routing of outbound traffic.  In addition, we have also benefited from a release of certain accruals in respect of favorable resolutions by NTL of billing matters with certain providers of interconnect related services.

Selling, general and administrative expenses.  For the year ended December 31, 2003, selling, general and administrative expenses decreased by 21.8% to $130,840 from $167,225 in 2002.  We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs and insurance.

Management fees and allocated overhead.  For the year ended December 31, 2003, management fees and allocated overhead increased by 12.5% to $13.5 million from $12.0 million in 2002. Management fees and allocated overhead expressed in pounds sterling increased by 2.0% to £8.3 million in 2003 from £8.1 million in 2002.  The increase in the amounts charged to us resulted from more marketing and selling activities in 2003, together with higher employee related costs associated with incentive compensation plans.  These increases have been partly offset by further operational savings.

Other charges.  For the year ended December 31, 2003, other charges decreased by 85.2% to $220,329 from $1.5 million in 2002.  Other charges include restructuring costs allocated to us by a subsidiary of NTL.  These costs are for employee severance and related costs.  Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

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

We paid no cash interest for the years ended December 31, 2003 and 2002.

Exchange (losses)

For the year ended December 31, 2003, foreign currency exchange losses were $179,033 compared with losses of $162,100 in for 2002.  The change in exchange losses is primarily attributable to fluctuations in the valuation of the US dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

In 2003, we recorded no minority interests. At December 31, 2003, NTL South Herts’ liabilities exceeded its assets. We have not recognized the resulting minority interest asset since such an asset is not recoverable. Under U.K. law, the shareholders of a U.K. limited company are protected from the company’s liabilities.

Net (loss)

For the year ended December 31, 2003, net loss was $1.3 million as compared with a net loss of $3.5 million in the year ended December 31, 2002. This change was primarily aresult of improvement in operating performance.

Statement of Cash Flows

Year Ended December 31, 2004 and 2003

For the year ended December 31, 2004, cash provided by operating activities increased to $3.3 million from $1.5 million in 2003, owing to the improvement in our operating performance.

For the year ended December 31, 2004, purchase of fixed assets increased to $3.3 million from $1.5 million in 2003.  Expressed in pounds sterling, the purchase of fixed assets increased to £1.8 million from £0.9 million in 2003. Purchase of fixed assets relate primarily to customer installations, particularly broadband.

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

Liquidity and Capital Resources

Outstanding indebtedness

We have no financing independent of NTL.  We are reliant upon the support of NTL to continue our operations. As of December 31, 2004 we had consolidated current liabilities of $65.4 million due to NTL Group companies compared with $66.8 million as of December 31, 2003.

Historically, our source of cash had been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future.  We expect that cash from our operations in 2005 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

NTL’s Completed Restructuring

On May 8, 2002, NTL (then known as NTL Communications Corp.), the ultimate parent company of our General Partner, NTL Europe (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. We were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, NTL Europe and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. NTL became the holding company for NTL Europe’s principal U.K. and Ireland assets and the ultimate parent company of our General Partner, and NTL Europe became the holding company for its continental European and certain other assets.  We are no longer affiliated to NTL Europe.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2004.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is $29,725 for the year ended December 31, 2004.

We have no debt other than amounts due to affiliates. As of December 31, 2004, we had approximately $65.4 million in amounts due to NTL. Consequently, we have little interest rate risk.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-14 of this annual report and are incorporated by reference. The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$9,358,412	$9,206,782	$9,539,081	$9,938,085
Operating income	1,191,736	1,001,281	1,377,008	1,272,562
Income before minority interest	593,267	491,858	828,265	582,188
Minority interest	—	—	—	(94,898)
Net income	593,267	491,858	828,265	487,290
Net income per limited partnership unit	10.32	8.55	14.40	8.47

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$7,842,694	$8,087,525	$8,205,910	$8,636,833
Operating (loss) income	(156,702)	13,176	375,834	522,225
Net (loss)	(583,914)	(533,509)	(111,285)	(118,502)
Net (loss) per limited partnership unit	(10.15)	(9.28)	(1.94)	(2.06)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL *, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, NTL’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including NTL’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We are not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act.  As a result, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, as adopted by the SEC, for fiscal years ending on or after July 15, 2006.  We therefore expect to file our first internal control report certification and related attestation report when filing an Annual Report on Form 10-K for the year ending December 31, 2006.

(b)  Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                 The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	42	Director and Secretary
Robert Gale	44	Director

Robert Mackenzie

Mr. Mackenzie, age 42, has been the Secretary and Director of our General Partner since May 30, 2000 and is NTL’s Group Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society Finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 44, is the vice president—controller of NTL. He has held this position since June 17, 2003. Mr. Gale joined NTL in May 2000 from Cable & Wireless Communications plc, where he was head of finance for the ConsumerCo business acquired by NTL. In October 2000, he was appointed as group director of financial control for NTL’s UK operations. He had joined Cable & Wireless in January 1998. From 1995 to 1997, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by NTL. Between 1989 and 1995, Mr. Gale was group financial controller at TVS Entertainment PLC, a UK television broadcaster and program producer. Mr. Gale is a chartered accountant and worked for KPMG at its London office between 1981 and 1989.

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee are Charles K. Gallagher, who is its chairman and who the board of directors has determined to be an audit committee financial expert, David Elstein and George R. Zoffinger.  The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL.

As we have no officers, directors, or employees, we have not adopted a code of ethics.  However, NTL has adopted a code of ethics for its senior executive and financial officers, which NTL filed as exhibit 14.1 to its 2003 Form 10-K. NTL’s code of ethics establishes policies to promote honest and ethical conduct and to deter wrongdoing, including policies governing actual or apparent conflicts of interest, compliance with laws and prompt internal reporting for violations.

Item 11. Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by NTL and its affiliates and, pursuant to the terms of our Partnership Agreement; NTL and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, “Certain Relationships and Related Transactions” for a description of the relationship between us and NTL.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2004 totaled $1,902,118.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to rent, supplies, telephone, travel and salaries of any full or part time employees.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, us, although they are not required to do so. We will be charged interest on such advances and deferred amounts. Interest charges incurred by us for the year ended December 31, 2004 amounted to $164,515.

14.          Principal Accountant Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young for services, but are allocated a proportion of the fees charged to NTL by Ernst & Young. We provide in the table below an analysis of the fees charged to NTL by Ernst & Young and allocated to us in the each of the two years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003

Audit fees	$82,360	$32,739
Audit-Related fees	6,160	1,545
Tax fees	69,510	41,964
All other fees	—	—
	$158,030	$76,248

Audit fees. Audit fees represent the aggregate services provided to us by Ernst & Young for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

Audit-Related fees. Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice on reporting on internal controls under Section 404.

Tax fees. Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Tax services included compliance work regarding the preparation and filing of our U.S. and U.K. tax returns.

All other fees.  All other fees represent the aggregate fees charged for products and services provided by Ernst & Young.

Audit Committee’s pre-approval policies and procedures

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee are Charles K. Gallagher, who is its chairman and who the board of directors has determined to be an audit committee financial expert, David Elstein and George R. Zoffinger.  The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                   (1) Financial Statements—See list of Financial Statements on page F-1.

(2) Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3) Exhibits—See Exhibit Index below.

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

21.1*	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)—14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)—14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED
KINGDOM FUND, LTD.
a Colorado limited partnership

	By:	NTL Fawnspring Limited,
its General Partner

	By:	/s/ ROBERT MACKENZIE
Robert Mackenzie
Director of ntl Directors Limited
Corporate Director of NTL Fawnspring Limited,
the General Partner of South Hertfordshire
United Kingdom Fund, Ltd.

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of ntl Directors Limited Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 31, 2005
Robert Mackenzie

/s/ ROBERT GALE	Director of ntl Directors Limited Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 31, 2005
Robert Gale

*            The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

FORM 10K - ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, and 2003

and for the Years Ended December 31, 2004, 2003, and 2002

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. and its subsidiary at December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Ernst & Young LLP

London, England

March 31, 2005

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

Assets
Fixed assets, net	$62,528,387	$61,450,329

Total assets	$62,528,387	$61,450,329

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$65,398,192	$66,757,685
Total liabilities	65,398,192	66,757,685

Minority interest
Minority interest	99,216	—

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(514,842)	(538,849)
	(513,842)	(537,849)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2004 and December 31, 2003)	48,817,997	48,817,997
Accumulated deficit	(50,688,219)	(53,064,892)
	(1,870,222)	(4,246,895)
Accumulated comprehensive loss	(584,957)	(522,612)
Total Partners’ deficit	(2,969,021)	(5,307,356)

Total liabilities and Partners’ deficit	$62,528,387	$61,450,329

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002

Revenues	$38,042,360	$32,772,962	$29,552,065

Costs and expenses
Cost of goods sold (exclusive of items shown below)	(11,550,360)	(10,662,169)	(10,772,887)
Selling, general and administrative expenses	(103,018)	(130,840)	(167,225)
Management fees and allocated overhead from the General Partner	(14,321,728)	(13,544,514)	(12,035,660)
Other Charges	(602,691)	(220,329)	(1,488,502)
Depreciation	(6,621,976)	(7,460,577)	(7,595,523)

Operating income (loss)	4,842,587	754,533	(2,507,732)

Other expenses
Interest payable to general partner and affiliates	(2,203,792)	(1,824,622)	(1,497,775)
Other interest charges	—	(98,088)	(90,150)
Exchange losses	(143,217)	(179,033)	(162,100)

Income (loss) before minority interest	2,495,578	(1,347,210)	(4,257,757)
Minority interest	(94,898)	—	768,837

Net income (loss)	$2,400,680	$(1,347,210)	$(3,488,920)

Allocation of net income (loss)
General Partner	$24,007	$(13,472)	$(34,889)
Limited Partners	2,376,673	(1,333,738)	(3,454,031)
Net income (loss)	$2,400,680	$(1,347,210)	$(3,488,920)

Net income (loss) per Limited Partnership unit	$41.74	$(23.43)	$(60.67)

Average number of Limited Partnership units outstanding	56,935	56,935	56,935

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2004	2003	2002

Net income (loss)	$2,400,680	$(1,347,210)	$(3,488,920)
Foreign currency translation adjustments	(62,345)	(242,472)	(58,077)

Comprehensive income (loss)	$2,338,335	$(1,589,682)	$(3,546,997)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

	Year ended December 31,
	2004	2003	2002

General Partner:
Balance, beginning of year	$(537,849)	$(524,377)	$(489,488)
Net income (loss) for the year	24,007	(13,472)	(34,889)
Balance, end of the year	$(513,842)	$(537,849)	$(524,377)

Limited Partners:
Balance, beginning of year	$(4,246,895)	$(2,913,157)	$540,874
Net income (loss) for the year	2,376,673	(1,333,738)	(3,454,031)
Balance, end of the year	$(1,870,222)	$(4,246,895)	$(2,913,157)

Accumulated comprehensive (loss)	(584,957)	(522,612)	(280,140)
Total Partners’ capital (deficit)	$(2,969,021)	$(5,307,356)	$(3,717,674)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$2,400,680	$(1,347,210)	$(3,488,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	94,898	—	(768,837)
Depreciation	6,621,976	7,460,577	7,595,523
Change in operating assets and liabilities:
Decrease in other assets	—	98,088	121,400
(Decrease) in accounts payable to affiliates and related parties	(5,774,435)	(4,691,449)	(1,580,721)
Net cash provided by operating activities	3,343,119	1,520,006	1,878,445

Cash flows from investing activities
Purchase of fixed assets	(3,343,119)	(1,520,006)	(1,878,445)
Net cash used in investing activities	(3,343,119)	(1,520,006)	(1,878,445)

Cash flows from financing activities
Net cash used in financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents., beginning of year	—	—	—
Cash and cash equivalents, end of year	—	—	—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$—

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PARTNERS’ INTERESTS

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. NTL Fawnspring Limited, a U.K. corporation, a subsidiary of NTL Incorporated, or NTL, is the general partner (the “General Partner”) of the Partnership.

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2004 the income per limited partner unit amounted to $41.74.

NTL (South Hertfordshire) Limited

NTL (South Hertfordshire) Limited (“NTL South Herts”) is a U.K. corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. NTL South Herts is the holder of a franchise to own and operate a cable television/telephone system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount charged to NTL South Herts by a subsidiary of NTL for infrastructure and management support services, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts’ network. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership, its subsidiaries and entities where the Partnership’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Partnership’s principal operating subsidiary is the pound sterling, while the Partnership’s reporting currency is the U.S. dollar. The assets and liabilities of the Partnership’s U.K. subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses are translated at the average rates for the respective years. Exchange gains and losses on translation of the Partnership’s net equity investment in the subsidiary is reported as a separate component of accumulated other comprehensive income (loss) in the statement of partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

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

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of the NTL South Herts’ operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Depreciation is provided on fixed assets at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 3-40 years for the cable network and other electronic equipment, 40 years for buildings and 3-10 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenue from subscribers. Repairs and maintenance costs are charged to expense when incurred.

During 2003, the General Partner evaluated the remaining useful economic lives of NTL South Herts’ fixed assets.  As of January 1, 2004, the Partnership adopted new useful economic lives as follows: operating equipment - 5 to 30 years and other equipment - 5 to 30 years.  The impact on the annual depreciation expense upon the adoption of new lives is a reduction of $0.7 million.

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

Asset Retirement Obligations

As of January 1, 2003, the Partnership adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of FAS 143 did not result in any recognition of liabilities during its fiscal year ended December 31, 2004.

The Partnership accrues for the liability in respect of lease termination costs on its leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases.

Restructuring Costs

As of January 1, 2003, the Partnership adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Partnership.

Prior to 2003, the Partnership recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure was given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring).

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

•             Telephone, cable television and internet revenues are recognized as the services are provided to customers.

•             Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Partnership applies the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables to assess whether the components of the bundled services should be recognized separately.

•             Installation revenue is recognized by applying the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.  Installation revenue is recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

•             Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $807,228, $551,581 and $295,853 in 2004, 2003 and 2002, respectively.

3.           TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2004, 2003 and 2002 were $1,902,118, $1,638,649 and $1,477,606, respectively. These amounts were expensed in the Consolidated Statements of Operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, copying charges and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2004, 2003 and 2002, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $12,419,610, $12,126,194 and $10,558,055, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the years ended December 31, 2004, 2003 and 2002, interest on deferred fees of $2,039,277, $1,686,284 and $1,380,944, respectively, was charged by an affiliate of the General Partner, and interest on advances of $164,515, $138,338 and $116,831, respectively, was charged by the General Partner.

4.           OTHER CHARGES

Other charges in the year ended December 31, 2004 relate to NTL’s announcement to consolidate call centers.  On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base.  Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, NTL has incurred £23.8 million, or $43.7 million of costs, and expects to incur a total approximately £29.0 million, or $55.6 million, of costs to execute this program including property costs that will be expensed as the properties are vacated. The charge allocated to NTL South Herts for the year ended December 31, 2004 was $0.6 million.

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

5.           FIXED ASSETS

Fixed assets consist of:

	Estimated	December 31,
	useful lives	2004	2003

Cable Network and other electrical equipment	5-30 years	$147,762,516	$134,343,235
Building and other equipment	5-30 years	8,152,597	7,647,713
Construction in progress		—	—
		155,915,113	141,990,948
Accumulated depreciation		(93,386,726)	(80,540,619)
		$62,528,387	$61,450,329

With effect from January 1, 2004, the Partnership adopted new remaining useful lives such that the previously reported range of 3-40 years became 5-30 years for both classes of fixed assets.  The change in lives reduced the depreciation charge by $0.7 million for the year ended December 31, 2004.

6.           FINANCING

The Partnership and NTL South Herts have no indebtedness other than with NTL, accordingly the Partnership and NTL South Herts are reliant upon the support of NTL to continue their operations as a going concern.

7.           INCOME TAXES

Income taxes have not been recorded in the accompanying consolidated financial statements because net income and losses of the Partnership accrue directly to the partners, and its U.K. subsidiary, NTL South Herts, has net operating losses which offset taxable income arising in the year. The Partnership’s tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification as such, or in changes with respect to the Partnership’s recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

The tax basis in the Partnership’s assets and liabilities is approximately $8 million higher than its book basis in its assets and liabilities for financial reporting purposes.

U.K. profits (comprising income and gains) of NTL South Herts will be subject to U.K. corporation tax. However, corporations are able to carry forward losses from operations to be offset against subsequent profits of the same operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	2,034,210	22,576
Net operating loss carryforward	6,141,321	9,208,471
Total deferred tax assets	8,175,531	9,231,047
Valuation allowance	(8,175,531)	(9,231,047)
Net deferred tax assets	—	—
Net deferred tax liabilities	$—	$—

At December 31, 2004 NTL South Herts has U.K. net operating loss carry forwards of approximately $20.5 million. The U.K. net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance against the net operating loss carry forwards on the basis that it was not more likely than not that such assets would be realized in the future.