Form 10-Q
period 2005-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2005-05-13
CIK 857957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.
(Exact name of registrant as specified in its charter)

Colorado (State of organization)	84-1145140 (I.R.S. employer I.D.#)

ntl House, Bartley Wood Business Park, Hook, Hampshire RG27 9UP, England
(Address of principal executive offices)

011 44 1256 752000
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of limited partnership units of the registrant outstanding as of May 13, 2005 was 56,935.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption "Risk Factors" in the Form 10-K filed on March 16, 2005 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL, such as:

  •
  potential adverse developments with respect to our liquidity or results of operations;

  •
  NTL's significant debt payments and other contractual commitments;

  •
  NTL's ability to fund and execute its business plan;

  •
  NTL's ability to generate cash sufficient to service its debt;

  •
  interest rate and currency exchange rate fluctuations;

  •
  NTL's ability to complete the integration of its billing systems;

  •
  the impact of new business opportunities requiring significant up-front investments;

  •
  NTL's ability to attract and retain customers and increase its overall market penetration;

  •
  NTL's ability to compete against other communications and content distribution businesses;

  •
  NTL's ability to maintain contracts that are critical to its operations;

  •
  NTL's ability to respond adequately to technological developments;

  •
  NTL's ability to develop and maintain back-up for its critical systems;

  •
  NTL's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions; and

  •
  NTL's ability to have an impact upon, or to respond effectively to, new or modified laws or regulations.

        We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

        The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 31, 2005 was $1.8888 per £1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31, 2005	Period End	Average(1)	High	Low
2004	1.84	1.84	1.90	1.79
2005	1.89	1.90	1.93	1.86

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

        Unless we otherwise indicate, all amounts in U.S. dollars as of March 31, 2005 are based on an exchange rate of $1.8888 to £1.00, all amounts disclosed for the three months ended March 31, 2005 are based on an average exchange rate of $1.8904 to £1.00, and all amounts disclosed for the three months ended March 31, 2004 are based on an average exchange rate of $1.8396 to £1.00. All amounts in U.S. dollars as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York, U.S. The variation between the 2005 and 2004 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(see note)
Assets
Fixed assets, net	$60,072,478	$62,528,387

Total assets	$60,072,478	$62,528,387

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable to affiliates and related parties	$62,033,326	$65,398,192

Total liabilities	62,033,326	65,398,192

Minority interest
Minority interest	417,515	99,216
Partners' Capital (Deficit)
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(508,902)	(514,842)

	(507,902)	(513,842)

Limited Partners:
Contributed capital, net (56,935 units outstanding at March 31, 2005 and December 31, 2004)	48,817,997	48,817,997
Accumulated deficit	(50,100,142)	(50,688,219)

	(1,282,145)	(1,870,222)
Accumulated comprehensive loss	(588,316)	(584,957)

Total Partners' deficit	(2,378,363)	(2,969,021)

Total Liabilities and Partners' Deficit	$60,072,478	$62,528,387

        Note: The balance sheet at December 31, 2004 has been derived from audited financial statements at that date.

        See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED MARCH 31, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues	$10,247,295	$9,358,412
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,791,414)	(2,869,407)
Selling, general and administrative expenses	(21,394)	(21,689)
Management fees and allocated overhead from the General Partner	(4,069,032)	(3,654,413)
Other Charges	(9,756)	(8,239)
Depreciation	(1,886,681)	(1,612,929)

Operating income	1,469,018	1,191,735
Other expenses
Interest payable to general partner and affiliates	(585,022)	(538,986)
Exchange gains (losses)	30,000	(59,483)

Income before minority interest	913,996	593,266
Minority interest	(319,979)	—

Net income	$594,017	$593,266

Allocation of net income
General Partner	$5,940	$5,933
Limited Partners	588,077	587,333

Net income	$594,017	$593,266

Net income per Limited Partnership unit	$10.33	$10.32

Average number of Limited Partnership units outstanding	56,935	56,935

        See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED

(A LIMITED PARTNERSHIP)

QUARTER ENDED MARCH 31, 2005

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$594,017	$593,266
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	319,979	—
Depreciation	1,886,681	1,612,929
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,489,722)	(1,296,566)

Net cash provided by operating activities	310,955	909,629

Cash flows from investing activities
Purchase of fixed assets	(310,955)	(909,629)

Net cash used in investing activities	(310,955)	(909,629)

Movement in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

        See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

Organization and Business

        We are a limited partnership that holds 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the United Kingdom, or U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL South Herts is a 33.3% indirect investment of NTL Incorporated. NTL South Herts is reliant on the support of NTL Incorporated, the ultimate parent company of the General Partner, to continue its operations as a going concern. Throughout this report, NTL Incorporated together with its consolidated subsidiaries is referred to as "NTL".

Basis of Presentation

        We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles in the United States, or U.S. GAAP, generally accepted for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2005 are not necessarily indicative of results to be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.    Comprehensive Income (unaudited)

        Comprehensive income includes net income as well as other comprehensive income (loss). Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income comprises:

	Three Months Ended March 31,
	2005	2004
Net income	$594,017	$593,266
Foreign currency translation adjustments	3,359	(81,695)

Comprehensive income	$597,376	$511,571

Note 3.    Investment in Subsidiary

        NTL South Herts is a United Kingdom corporation that owns and operates a cable television/telephony system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England, or the South Herts System.

        NTL South Herts is owned 33.3% by NTL (B) Limited, an indirect subsidiary of NTL. The General Partner is an indirect wholly owned subsidiary of NTL. The General Partner provides consulting services to us and may delegate some or all of the consulting services to NTL.

        NTL, through its subsidiaries and its interest in NTL South Herts, serves over 3.1 million residential cable television, internet and telephony customers as at March 31, 2005.

Note 4.    Transactions with Affiliated Parties

Consulting and Management Fees

        We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended March 31, 2005 and 2004 of $512,365 and $467,921 respectively.

Distribution Ratios and Reimbursement

        Any partnership distributions made by us from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of our first cable television system or from cash flow, such as from the sale or refinancing of a system or upon our dissolution, will be made as follows: 99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners' capital accounts are reduced to zero; 100 percent to the General Partner until any negative balance in its capital account is reduced to zero; 99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners' capital accounts is equal to their adjusted capital contribution plus a 12 percent return; 100 percent to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

        The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2005 and 2004, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,556,667 and $3,186,492, respectively.

        The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' weighted average cost of all debt financing from unaffiliated entities. For the three months ended March 31, 2005 and 2004, interest on deferred fees were $547,010, and $498,243 respectively. The General Partner charged interest on advances for the three months ended March 31, 2005 and 2004 of $38,012 and $40,743 respectively.

Note 5.    Fixed Assets

        Fixed assets consist of:

	Estimated useful lives	March 31, 2005	December 31, 2004
Cable Network and other electrical equipment	5–30 years	$145,975,536	$147,762,516
Building and other equipment	5–30 years	8,048,402	8,152,597
Construction in progress		—	—

		154,023,938	155,915,113
Accumulated depreciation		(93,951,460)	(93,386,726)

		$60,072,478	$62,528,387

        With effect from January 1, 2004, the Partnership adopted new remaining useful lives such that the previously reported range of 3–40 years became 5–30 years for both classes of fixed assets.

Note 6.    Commitments and Contingent Liabilities

        We had no significant contractual obligations and commercial commitments as of March 31, 2005.

        We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the General Partner, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of our operations or liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The principal components of our expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, like rent, utilities and rates; and allowances for doubtful accounts. These expenses include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, corporate services, including finance, legal, human resources and facility services, and IT services.

Selected Operating Data

        We set forth in the following table certain data concerning our franchise at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Homes passed(1)	93,389	93,063
Homes marketable(2)	93,389	93,063
Total customers	35,996	35,643
Digital cable subscribers	21,960	22,000
Analog cable subscribers	2,957	3,137
Broadband internet subscribers	16,234	15,275
Telephony subscribers	31,489	31,296
Penetration (homes marketed)(3)	39.0%	38.0%
Churn(4)	1.0%	1.3%

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

  Factors affecting our business

        Customer Churn.    Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, NTL has consolidated the number of billing systems for its residential customers from eleven at the beginning of 2003 to three currently. No assurances can be made as to the timing of further integration efforts or the degree of integration ultimately accomplished. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

        Competition.    Our ability to acquire and retain customers and increase revenues depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by BT, alternative internet access services like DSL, which is offered by BT, digital satellite television services offered by BSkyB and digital terrestrial television offered by Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL, will be sufficient for our cash requirements through March 2006.

        Currency Movements.    Because revenue and expenses from our principal operations are denominated primarily in pounds sterling but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations, which are unrelated to our underlying results of operations.

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

        Integration of Billing Systems.    NTL's historical growth through acquisitions resulted in it inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in its customer service processes. As a result of its billing systems integration program, NTL has consolidated the number of billing systems for its residential customers from eleven at the beginning of 2003 to three currently.

        NTL continues to evaluate how many billing systems it will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total cost of the integration program is estimated to be approximately £100 million, or $190 million, of which NTL has incurred approximately £94 million, or $178 million, through March 31, 2005.

        Call Center Consolidation.    On April 7, 2004, NTL announced the consolidation over the next eighteen months of its thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, NTL decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of March 31, 2005, NTL has incurred £24.1 million, or $44.4 million of costs, and NTL expects to incur a total approximately £29.0 million, or $54.8 million, of costs to execute this program including property costs that will be expensed as the properties are vacated.

        If the integration of NTL's billing systems or the consolidation of its call centers are not successful, NTL could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. NTL could also experience operational failures related to billing and collecting revenue from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Three Months Ended March 31, 2005 and 2004

        We present below summarized consolidated financial information for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004	%	2005	2004	%
Revenue	$10,247,295	$9,358,412	9.5	£5,420,702	£5,087,199	6.6
Cost of goods sold	(2,791,414)	(2,869,407)	(2.7)	(1,476,626)	(1,559,799)	(5.3)
Selling, general and adminstrative expenses	(21,394)	(21,689)	(1.4)	(11,317)	(11,790)	(4.0)
Management fees and allocated overhead	(4,069,032)	(3,654,413)	11.3	(2,152,471)	(1,986,526)	8.4
Other charges	(9,756)	(8,239)	18.4	(5,161)	(4,479)	15.2
Depreciation	(1,886,681)	(1,612,929)	17.0	(998,033)	(876,782)	13.8

Operating income	1,469,018	1,191,735	23.3	777,094	647,823	20.0
Interest expense	(585,022)	(538,986)	8.5	(309,470)	(292,991)	5.6
Exchange gains (losses)	30,000	(59,483)	(150.4)	15,870	(32,335)	(149.1)

Net income before minority interests	913,996	593,266	(54.1)	483,494	322,497	(49.9)
Minority interests	(319,979)	—	—	(169,265)	—	—

Net income	$594,017	$593,266	(0.1)	£314,229	£322,497	2.6

Revenue

        For the three months ended March 31, 2005, revenue increased by 9.5% to $10.2 million from $9.4 million in 2004 and revenue expressed in pounds sterling increased by 6.6% to £5.4 million in 2005 from £5.1 million in 2004. We have increased our revenue through price rises and more broadband customers served by the South Herts System. At March 31, 2005, we served 16,234 broadband customers compared with 11,970 at March 31, 2004.

Expenses

        Costs of goods sold.    For the three months ended March 31, 2005, costs of goods sold decreased by 2.7% to $2.8 million from $2.9 million in 2004 but cost of goods sold expressed in pounds sterling decreased by 5.3% to £1.5 million in 2005 from £1.6 million in 2004. Costs of goods sold as a percentage of revenue declined to 27.2% for the three months ended March 31, 2005, from 30.7% for 2004 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

        Selling, general and administrative expenses.    For the three months ended March 31, 2005, selling, general and administrative expenses decreased slightly to $21,394 from $21,689 in 2004. We have made savings in selling, general and administrative costs through negotiated reductions in investor relations' costs.

        Management fees and allocated overhead.    For the three months ended March 31, 2005, management fees and allocated overhead increased by 11.3% to $4.1 million from $3.6 million in 2004 but management fees and allocated overhead expressed in pounds sterling increased by 8.4% to £2.2 million in 2005 from £2.0 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method. The increase in the amounts charged to us for the three months ended March 31, 2005, are primarily due to our increased revenues.

        Other charges.    For the three months ended March 31, 2005, other charges increased to $9,756 from $8,239 in 2004. Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs relate to the recruitment and training of new employees at NTL's new call center sites. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management's judgment of a reasonable methodology given the facts and circumstances.

  Depreciation expense

        For the three months ended March 31, 2005, depreciation expense increased to $1.9 million from $1.6 million in 2004 mainly due to the customers installations throughout 2004. During 2004, we evaluated the remaining useful economic lives of our fixed assets. As of January 1, 2004, we adopted new useful economic lives.

  Interest expense

        For the three months ended March 31, 2005, interest expense increased to $585,022 from $538,986 in 2004. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

        We paid no cash interest for the three months ended March 31, 2005 and 2004.

  Exchange gains (losses)

        For the three months ended March 31, 2005, foreign currency exchange gains were $30,000 as compared with losses of $59,483 for 2004. The change is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

  Minority Interest

        As of March 31, 2005, NTL South Herts' assets exceeded its liabilities and we have recognized a minority interest charge of $319,979 representing a 33.3% share of NTL South Herts' net income for the quarter ended March 31, 2005. There was no minority interests charge or credit for the quarter ended March 31, 2004 as NTL South Herts' liabilities exceeded its assets. Under U.K. law, the shareholders of a U.K. limited company are protected from the company's liabilities.

  Net income

        For the three months ended March 31, 2005, net income was $594,017 as compared with $593,266 in 2004.

Condensed Consolidated Statement of Cash Flows

        In the three months ended March 31, 2005, we generated $310,955 from our operating activities compared with $909,629 in the three months ended March 31, 2004, and used it to purchase fixed assets including customer installations. Our cash provided by operating activities has decreased primarily due to the repayment of amounts due to affiliates.

Liquidity and Capital Resources

        We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of March 31, 2005, we had consolidated current liabilities of $62.0 million due to NTL compared with $65.4 million as of December 31, 2004.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The functional currency of NTL South Herts is pounds sterling and all revenue and significantly all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

        The aggregate potential loss from a hypothetical one-percent fall in the pound sterling/U.S. dollar exchange rate is $9,599 for the three months ended March 31, 2005.

        We have no debt other than amounts due to affiliates. As of March 31, 2005, we had approximately $62.0 million in amounts due to NTL. Consequently, we have little interest rate risk.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, NTL's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including NTL's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*
The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

31.1
Certification of Chief Executive Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2
Certification of Chief Financial Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1
Certifications of CEO and CFO* Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Dated: May 13, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE Robert Mackenzie	Director of ntl Directors Limited, Corporate director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	May 13, 2005
/s/ ROBERT GALE Robert Gale	Director of ntl Directors Limited, Corporate director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	May 13, 2005

*
The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES