Form 10-Q
period 2005-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2005-08-15
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

Exact name of registrant as specified in charter

Colorado	84-1145140
State of organization	I.R.S. employer I.D.#

ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England
Address of principal executive office

011 44 1256 752000
Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of limited partnership units of the registrant outstanding as of July 31, 2005 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include the following and those set forth under the caption “Risk Factors” in the Form 10-K filed on March 16, 2005 by the ultimate parent company of our General Partner, NTL Incorporated, or NTL:

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

•       NTL’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals, and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions; and

•       NTL’s ability to have an impact upon, or to respond effectively to, new or modified laws or regulations.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on June 30, 2005 was $1.7930 per £1.00.

	U.S. Dollars per £1.00
Six Months Ended June 30, 2005	Period End	Average(1)	High	Low
2004	1.81	1.82	1.90	1.75
2005	1.79	1.87	1.84	1.79

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

Unless we otherwise indicate, all amounts in U.S. dollars as of June 30, 2005 are based on an exchange rate of $1.7930 to £1.00, all amounts disclosed for the six months ended June 30, 2005 are based on an average exchange rate of $1.8737 to £1.00, and all amounts disclosed for the six months ended June 30, 2004 are based on an average exchange rate of $1.8227 to £1.00. All amounts in U.S. dollars as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended June 30, 2005 and 2004 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2005 and 2004 from the U.S. dollar converted financial result for the six months ended June 30, 2005 and 2004, respectively. The variation between the 2005 and 2004 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2005

Part I.                           Financial information

Item 1.                        Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(see note)
Assets
Fixed assets, net	$55,923,352	$62,528,387
Total assets	$55,923,352	$62,528,387
Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$57,442,727	$65,398,192
Total liabilities	57,442,727	65,398,192
Minority interest
Minority interest	554,760	99,216
Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(505,350)	(514,842)
	(504,350)	(513,842)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2005 and December 31, 2004)	48,817,997	48,817,997
Accumulated deficit	(49,748,504)	(50,688,219)
	(930,507)	(1,870,222)
Accumulated comprehensive loss	(639,278)	(584,957)
Total Partners’ deficit	(2,074,135)	(2,969,021)
Total Liabilities and Partners’ Deficit	$55,923,352	$62,528,387

Note: The balance sheet at December 31, 2004 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$9,974,629	$9,206,782	$20,221,924	$18,565,194
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,732,285)	(2,904,827)	(5,523,699)	(5,774,234)
Selling, general and administrative expenses	(23,610)	(21,717)	(45,004)	(43,406)
Management fees and allocated overhead from the General Partner	(4,763,382)	(3,447,239)	(8,832,414)	(7,101,652)
Other charges	(20,030)	(234,443)	(29,786)	(242,682)
Depreciation	(1,440,961)	(1,597,275)	(3,327,642)	(3,210,203)
Operating income	994,361	1,001,281	2,463,379	2,193,017
Other expenses
Interest payable to General Partner and affiliates	(582,837)	(538,701)	(1,167,859)	(1,077,687)
Exchange gains (losses)	106,390	29,278	136,390	(30,205)
Income before minority interest	517,914	491,858	1,431,910	1,085,125
Minority interest	(162,724)	—	(482,703)	—
Net income	$355,190	$491,858	$949,207	$1,085,125
Allocation of net income
General Partner	$3,552	$4,919	$9,492	$10,851
Limited Partners	351,638	486,939	939,715	1,074,274
Net income	$355,190	$491,858	$949,207	$1,085,125
Net income per Limited Partnership unit	$6.18	$8.55	$16.51	$18.87
Average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)
QUARTER ENDED JUNE 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$949,207	$1,085,125
Adjustments to reconcile net income to net cash provided by operating activities
Minority interests	482,703	—
Depreciation	3,327,642	3,210,203
Change in operating assets and liabilities
Decrease in accounts payable to affiliates and related parties	(4,167,632)	(3,394,051)
Net cash provided by operating activities	591,920	901,277
Cash flows from investing activities
Purchase of fixed assets	(591,920)	(901,277)
Net cash used in investing activities	(591,920)	(901,277)
Movement in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.      Comprehensive Income

Comprehensive income includes net income as well as other comprehensive income (loss). Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income comprises:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$355,190	$491,858	$949,207	$1,085,125
Foreign currency translation adjustments	50,962	32,964	54,321	(48,731)
Comprehensive income	$406,152	$524,822	$1,003,528	$1,036,394

Note 3.      Investment in Subsidiary

NTL South Herts is a United Kingdom corporation that owns and operates a cable television/telephony/broadband system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England, or the South Herts System.

NTL South Herts is owned 33.3% by NTL (B) Limited, an indirect subsidiary of NTL. The General Partner is an indirect wholly owned subsidiary of NTL. The General Partner provides consulting services to us and may delegate some or all of the consulting services to NTL.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.   Investment in Subsidiary (Continued)

NTL, through its subsidiaries including its interest in NTL South Herts, provides broadband internet access, telephone and television services to over 3.2 million residential customers as of June 30, 2005, including more than 1.5 million broadband customers.

Note 4.      Transactions with Affiliated Parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended June 30, 2005 and 2004 of $498,731 and $460,318 respectively. We paid consulting fees for the six months ended June 30, 2005 and 2004 of $1,011,096 and $928,239 respectively.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2005 and 2004, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $4,264,651 and $2,986,921, respectively. During the six months ended June 30, 2005 and 2004, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $7,821,318 and $6,173,413, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended June 30, 2005 and 2004, interest on deferred fees were $546,330, and $498,611, respectively. For the six months ended

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.   Transactions with Affiliated Parties (Continued)

June 30, 2005 and 2004, interest on deferred fees were $1,093,340, and $996,854, respectively. The General Partner charged interest on advances for the three months ended June 30, 2005 and 2004 of $36,507 and $40,090, respectively. For the six months ended June 30, 2005 and 2004 the General Partner charged interest on advances of $74,519 and $80,833, respectively.

Note 5.      Fixed Assets

Fixed assets consist of:

	Estimated	June 30,	December 31,
	useful lives	2005	2004
		(unaudited)
Cable network and other electrical equipment	5-30 years	$138,843,144	$147,762,516
Building and other equipment	5-30 years	7,681,423	8,152,597
		146,524,567	155,915,113
Accumulated depreciation		(90,601,215)	(93,386,726)
		$55,923,352	$62,528,387

With effect from January 1, 2004, the Partnership adopted new remaining useful lives such that the previously reported range of 3-40 years became 5-30 years for both classes of fixed assets.

Note 6.      Commitments and Contingent Liabilities

We had no significant contractual obligations and commercial commitments as of June 30, 2005.

We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of the General Partner, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of our operations or liquidity.

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Homes passed(1)	93,389	93,063
Homes marketable(2)	93,389	93,063
Total customers	36,246	35,643
Digital cable subscribers	21,850	22,000
Analog cable subscribers	2,761	3,137
Broadband internet subscribers	17,267	15,275
Telephony subscribers	31,569	31,296
Penetration (homes marketed)(3)	39.0%	38.0%
Churn(4)	1.2%	1.3%

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

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations, together with cash from NTL, will be sufficient for our cash requirements through June 30, 2006.

Currency Movements.   Because revenue and expenses from our principal operations are denominated primarily in pounds sterling but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations, which are unrelated to our underlying results of operations.

Seasonality.   Some of our revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

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

NTL continues to evaluate how many billing systems it will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total cost of the integration program is estimated to be approximately £100 million, or $179 million, of which NTL has incurred approximately £98.2 million, or $176 million, through June 30, 2005.

Call Center Consolidation.   On April 7, 2004, NTL announced the consolidation over the next eighteen months of its thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, NTL decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of June 30, 2005, NTL has incurred £24.9 million, or $44.6 million of costs, and NTL expects to incur a total approximately £29.0 million, or $52 million, of costs to execute this program including property costs that will be expensed as the properties are vacated.

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

Three Months Ended June 30, 2005 and 2004

We present below summarized consolidated financial information for the three months ended June 30, 2005 and 2004:

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
Revenue	$9,974,629	$9,206,782	8.3	£5,371,807	£5,098,206	5.4
Cost of goods sold (exclusive of items shown below)	(2,732,285)	(2,904,827)	(5.9)	(1,471,391)	(1,608,113)	(8.5)
Selling, general and adminstrative expenses	(23,610)	(21,717)	8.7	(12,702)	(12,026)	5.6
Management fees and allocated overhead from General Partner	(4,763,382)	(3,447,239)	38.2	(2,561,418)	(1,908,876)	34.2
Other charges	(20,030)	(234,443)	(91.5)	(10,736)	(128,663)	(91.7)
Depreciation	(1,440,961)	(1,597,275)	(9.8)	(777,941)	(884,476)	(12.0)
Operating income	994,361	1,001,281	0.7	537,619	556,052	(3.3)
Interest payable to General Partner and affiliates	(582,837)	(538,701)	8.2	(313,820)	(298,301)	5.2
Exchange gains	106,390	29,278	263.4	56,922	16,212	251.1
Income before minority interests	517,914	491,858	5.3	280,721	273,963	2.5
Minority interest	(162,724)	—	—	(88,355)	—	—
Net income	$355,190	$491,858	(27.8)	£192,366	£273,963	(29.8)

Revenue

For the three months ended June 30, 2005, revenue increased by 8.3% to $10.0 million from $9.2 million in 2004 and revenue expressed in pounds sterling increased by 5.4% to £5.4 million in 2005 from £5.1 million in 2004. We have increased our revenue through price rises and more broadband customers served by the South Herts System. At June 30, 2005, we served 17,267 broadband customers compared with 12,912 at June 30, 2004. At June 30, 2005, we served 10,905 ‘triple’ customers compared with 8,997 at June 30, 2004. A ‘triple’ customer subscribes to all three services: internet, television and telephone access.

Expenses

Costs of goods sold.   For the three months ended June 30, 2005, costs of goods sold decreased by 5.9% to $2.7 million from $2.9 million in 2004 but cost of goods sold expressed in pounds sterling decreased by 8.5% to £1.5 million in 2005 from £1.6 million in 2004. Costs of goods sold as a percentage of revenue declined to 27.4% for the three months ended June 30, 2005, from 31.5% for 2004 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

Selling, general and administrative expenses.   For the three months ended June 30, 2005, selling, general and administrative expenses increased to $23,610 from $21,717 in 2004. Selling, general and administrative costs represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead.   For the three months ended June 30, 2005, management fees and allocated overhead increased by 38.2% to $4.8 million from $3.4 million in 2004 but management fees and allocated overhead expressed in pounds sterling increased by 34.2% to £2.6 million in 2005 from £1.9 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method. The increase in the amount charged to us for the three months ended June 30, 2005 is due to our increased revenues as well as a higher allocable cost base in NTL.

Other charges.   For the three months ended June 30, 2005, other charges decreased to $20,030 from $234,443 in 2004. Other charges represent restructuring costs allocated to us by a subsidiary of NTL in connection with NTL’s call center consolidation program. These costs relate to involuntary employee termination and related costs and the recruitment and training of new employees at the new sites. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended June 30, 2005, depreciation expense decreased to $1.4 million from $1.6 million in 2004 mainly due to capital assets becoming fully depreciated during the period, offset by increases due to customers installations throughout 2004. During 2004, we evaluated the remaining useful economic lives of our fixed assets. As of January 1, 2004, we adopted new useful economic lives.

Interest expense

For the three months ended June 30, 2005, interest expense increased to $582,837 from $538,701 in 2004. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the three months ended June 30, 2005 and 2004.

Exchange gains

For the three months ended June 30, 2005, foreign currency exchange gains were $106,390 as compared with gains of $29,278 for 2004. The gain is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets, liabilities and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For the three months ended June 30, 2005, minority interest was $162,724. No minority interest was recorded in the three months ended June 30, 2004 since the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts. In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Net income

For the three months ended June 30, 2005, net income was $355,190 as compared with $491,858 in 2004. Net income has reduced primarily as a result of the minority interest charge required for the three months ended June 30, 2005 but not applicable to the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004

We present below summarized consolidated financial information for the six months ended June 30, 2005 and 2004:

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
Revenue	$20,221,924	$18,565,194	8.9	£10,792,509	£10,185,313	6.0
Cost of goods sold (exclusive of items shown below)	(5,523,699)	(5,774,234)	(4.3)	(2,948,017)	(3,167,884)	(6.9)
Selling, general and adminstrative expenses	(45,004)	(43,406)	3.7	(24,019)	(23,814)	0.9
Management fees and allocated overhead from the General Partner	(8,832,414)	(7,101,652)	24.4	(4,713,889)	(3,896,226)	21.0
Other charges	(29,786)	(242,682)	(87.7)	(15,897)	(133,141)	(88.1)
Depreciation	(3,327,642)	(3,210,203)	3.7	(1,775,974)	(1,761,235)	0.8
Operating income	2,463,379	2,193,017	12.3	1,314,713	1,203,013	9.3
Interest payable to General Partner and affiliates	(1,167,859)	(1,077,687)	8.4	(623,290)	(591,259)	5.4
Exchange gains (losses)	136,390	(30,205)	n/a	72,792	(16,572)	n/a
Income before minority interests	1,431,910	1,085,125	32.0)	764,215	595,182	28.4
Minority interests	(482,703)	—	—	(257,620)	—	—
Net income	$949,207	$1,085,125	(12.5)	£506,595	£595,182	(14.9)

Revenue

For the six months ended June 30, 2005, revenue increased by 8.9% to $20.2 million from $18.6 million in 2004 and revenue expressed in pounds sterling increased by 6% to £10.8 million in 2005 from £10.2 million in 2004. We have increased our revenue through price rises and more broadband customers served by the South Herts System. At June 30, 2005, we served 36,246 total customers compared with 34,823 at June 30, 2004. At June 30, 2005, our penetration rate was 39.0%  compared with 37.6% at June 30, 2004.

Expenses

Costs of goods sold.   For the six months ended June 30, 2005, costs of goods sold decreased by 4.3% to $5.5 million from $5.8 million in 2004 but cost of goods sold expressed in pounds sterling decreased by 6.9% to £2.9 million in 2005 from £3.2 million in 2004. Costs of goods sold as a percentage of revenue declined to 27.3% for the six months ended June 30, 2005, from 31.1% for 2004 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

Selling, general and administrative expenses.   For the six months ended June 30, 2005, selling, general and administrative expenses increased slightly to $45,004 from $43,406 in 2004. Selling, general and administrative costs represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead.   For the six months ended June 30, 2005, management fees and allocated overhead increased by 24.4% to $8.8 million from $7.1 million in 2004 but management fees and allocated overhead expressed in pounds sterling increased by 21.0% to £4.7 million in 2005 from £3.9 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method. The increase in the amount charged to us for the six months ended June 30, 2005 is due to our increased revenues as well as a higher allocable cost base in NTL.

Other charges.   For the six months ended June 30, 2005, other charges decreased to $29,786 from $242,682 in 2004. Other charges represent restructuring costs allocated to us by a subsidiary of NTL in connection with NTL’s call center consolidation program. These costs relate to involuntary employee termination and related costs and the recruitment and training of new employees at the new sites. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the six months ended June 30, 2005, depreciation expense increased to $3.3 million from $3.2 million in 2004 mainly due to the customers installations throughout 2004, off set by capital assets becoming fully depreciated in the period. During 2004, we evaluated the remaining useful economic lives of our fixed assets. As of January 1, 2004, we adopted new useful economic lives.

Interest expense

For the six months ended June 30, 2005, interest expense increased to $1,167,859 from $1,077,687 in 2004. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the six months ended June 30, 2005 and 2004.

Exchange gains (losses)

For the six months ended June 30, 2005, foreign currency exchange gains were $136,390 as compared with losses of $30,205 for 2004. The change is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets, liabilities and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For the six months ended June 30, 2005, minority interest was $482,703. No minority interest was recorded in the six months ended June 30, 2004 since the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts. In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Net income

For the six months ended June 30, 2005, net income was $949,207 as compared with $1,085,125 in 2004. Net income has reduced primarily as a result of the minority interest charge required for the six months ended June 30, 2005 but not applicable to the six months ended June 30, 2004.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2005, we generated $591,920 from our operating activities compared with $901,227 in the six months ended June 30, 2004, and used it to purchase fixed assets including customers installations. Our cash provided by operating activities has decreased primarily due to repayment of amounts due to affiliates. A significant proportion of the accounts payable to affiliates is transacted in pounds sterling translated at closing rates for balance sheets, whereas the movement in the accounts payable to affiliates in the cash flow statement is translated at the average rate for the period, consequently this value does equate to the movement between the balances on the opening and closing balance sheets. When the rates vary significantly between the opening and closing positions, or when the average rate varies significantly from the closing rates, the impact of foreign exchange will also be significant.

Liquidity and Capital Resources

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of June 30, 2005, we had consolidated current liabilities of $57.4 million due to NTL compared with $65.4 million as of December 31, 2004.

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

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is $14,452 for the six months ended June 30, 2005.

We have no debt other than amounts due to affiliates. As of June 30, 2005, we had approximately $57.4 million in amounts due to NTL. Consequently, we have little interest rate risk.

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

(b)   Changes in Internal Control Over Financial Reporting.   There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

Part II.   Other Information

Item 5.                        Other Information

None.

Item 6.                        Exhibits

31.1	Certification of Chief Executive Officer,* pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer,* pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO* Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Dated: August 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of ntl Directors Limited, Corporate director	August 15, 2005
Robert Mackenzie	of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
/s/ ROBERT GALE	Director of ntl Directors Limited, Corporate director	August 15, 2005
Robert Gale	of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.