Form 10-Q
period 2005-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2005-11-10
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

The number of limited partnership units of the registrant outstanding as of October 31, 2005 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include the following and those set forth under the caption “Risk Factors” in the Form 10-K filed on March 16, 2005 and subsequent amendments thereto by the ultimate parent company of our General Partner, NTL Incorporated, or NTL:

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

•       NTL’s ability to have an impact upon, or to respond effectively to, new or modified laws or regulations; and.

•       factors relating to NTL’s proposed acquisition of Telewest Global, Inc. including (1) the failure to obtain and retain expected synergies from the proposed transaction, (2) rates of success in executing, managing and integrating key acquisitions, including the proposed acquisition, (3) the ability to achieve business plans for the combined company, (4) the ability to manage and maintain key customer relationships, (5) delays in obtaining, or adverse conditions contained in, any regulatory or third-party approvals in connection with the proposed acquisition, (6) availability and cost of capital, (7) the ability to manage regulatory, tax and legal matters, and to resolve pending matters within current estimates, and (8) other similar factors.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on September 30, 2005 was $1.7696 per £1.00.

	U.S. Dollars per £1.00
Nine Months Ended September 30	Period End	Average(1)	High	Low
2004	1.81	1.82	1.90	1.75
2005	1.77	1.84	1.84	1.76

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

Unless we otherwise indicate, all amounts in U.S. dollars as of September 30, 2005 are based on an exchange rate of $1.7696 to £1.00, all amounts disclosed for the nine months ended September 30, 2005 are based on an average exchange rate of $1.8438 to £1.00, and all amounts disclosed for the nine months ended September 30, 2004 are based on an average exchange rate of $1.8216 to £1.00. All amounts in U.S. dollars as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended September 30, 2005 and 2004 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2005 and 2004 from the U.S. dollar converted financial result for the nine months ended September 30, 2005 and 2004, respectively. The variation between the 2005 and 2004 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2005

Part I.   Financial information

Item 1.                        Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)	(see note)
Assets
Fixed assets, net	$54,431,910	$62,528,387
Total assets	$54,431,910	$62,528,387
Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$55,062,554	$65,398,192
Total liabilities	55,062,554	65,398,192
Commitments and contingent liabilities
Minority interest
Minority interest	867,561	99,216
Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(499,332)	(514,842)
	(498,332)	(513,842)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2005 and December 31, 2004)	48,817,997	48,817,997
Accumulated deficit	(49,152,678)	(50,688,219)
	(334,681)	(1,870,222)
Accumulated comprehensive loss	(665,192)	(584,957)
Total Partners’ deficit	(1,498,205)	(2,969,021)
Total Liabilities and Partners’ Deficit	$54,431,910	$62,528,387

Note:         The balance sheet at December 31, 2004 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2005
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$9,543,147	$9,539,081	$29,765,071	$28,104,275
Costs and expenses
Cost of goods sold (exclusive of items shown below)	(2,461,892)	(2,881,378)	(7,985,591)	(8,655,612)
Selling, general and administrative expenses	(23,699)	(26,313)	(68,703)	(69,719)
Management fees and allocated overhead from the General Partner	(4,131,305)	(3,538,172)	(12,963,719)	(10,639,824)
Other charges	(88,578)	(88,007)	(118,364)	(330,689)
Depreciation	(1,366,955)	(1,628,203)	(4,694,597)	(4,838,406)
Operating income	1,470,718	1,377,008	3,934,097	3,570,025
Other expenses
Interest payable to General Partner and affiliates	(569,321)	(552,638)	(1,737,180)	(1,630,325)
Exchange gains (losses)	26,204	3,895	162,594	(26,310)
Income before minority interest	927,601	828,265	2,359,511	1,913,390
Minority interest	(325,757)	—	(808,460)	—
Net income	$601,844	$828,265	$1,551,051	$1,913,390
Allocation of net income
General Partner	$6,018	$8,283	$15,511	$19,134
Limited Partners	595,826	819,982	1,535,540	1,894,256
Net income	$601,844	$828,265	$1,551,051	$1,913,390
Net income per Limited Partnership unit	$10.47	$14.40	$26.97	$33.27
Average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

QUARTER ENDED SEPTEMBER 30, 2005
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$1,551,051	$1,913,390
Adjustments to reconcile net income to net cash provided by operating activities
Minority interests	808,460	—
Depreciation	4,694,597	4,838,406
Change in operating assets and liabilities
Decrease in accounts payable to affiliates and related parties	(5,850,620)	(4,918,776)
Net cash provided by operating activities	1,203,488	1,833,020
Cash flows from investing activities
Purchase of fixed assets	(1,203,488)	(1,833,020)
Net cash used in investing activities	(1,203,488)	(1,833,020)
Movement in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—

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

On October 2, 2005, NTL entered into a merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., or Merger Sub, NTL’s wholly owned subsidiary. The merger agreement provides that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as NTL’s wholly owned subsidiary. In connection with the merger agreement, on October 2, 2005, NTL and its wholly owned subsidiary, NTL Investment Holdings Limited, or NTLIH, entered into a commitment letter and certain other agreements relating to the financing of the proposed merger. At the effective time of the merger, each share of Telewest common stock will be converted into the right to receive (i) $16.25 in cash, without interest, and (ii) 0.115 of a share of NTL’s common stock (together with cash in lieu of fractional shares of NTL’s common stock). The merger is subject to certain customary conditions, including (i) approval by stockholders of NTL and of Telewest and (ii) regulatory approvals.

In connection with the merger agreement with Telewest, NTL and NTLIH have agreed to a commitment letter with several financial institutions who have agreed to arrange and to underwrite the new credit facilities described below.

The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Communications Cable Funding Corporation, one of NTL’s subsidiaries. In addition, NTL and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 2.   Comprehensive Income

Comprehensive income includes net income as well as other comprehensive income (loss). Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Comprehensive income comprises:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$601,844	$828,265	$1,551,051	$1,913,390
Foreign currency translation adjustments	25,914	(2,723)	80,235	(51,454)
Comprehensive income	$627,758	$825,542	$1,631,286	$1,861,936

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

NTL, through its subsidiaries including its interest in NTL South Herts, provides broadband internet access, telephone and television services to over 3.3 million residential customers as of September 30, 2005, including more than 1.7 million broadband customers.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

We pay a consulting fee to an affiliate of the General Partner. During the construction phases of the South Herts System, this consulting fee was 2 per cent of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5 per cent of the gross revenues, excluding revenues from the sale of cable television/telephony systems. The consulting fee is calculated and payable monthly. We paid consulting fees for the three months ended September 30, 2005 and 2004 of $477,157 and $476,975 respectively. We paid consulting fees for the nine months ended September 30, 2005 and 2004 of $1,488,253 and $1,405,214 respectively.

Distribution Ratios and Reimbursement

Any partnership distributions made by us from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of our first cable television system or from cash flow, such as from the sale or refinancing of a system or upon our dissolution, will be made as follows: 99 percent to the limited partners and 1 percent to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100 percent to the General Partner until any negative balance in its capital account is reduced to zero; 99 percent to the limited partners and 1 percent to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12 percent return; 100 percent to the General Partner until the balance in its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from us for direct and indirect expenses allocable to our operations, which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2005 and 2004, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,654,148 and $3,061,197, respectively. During the nine months ended September 30, 2005 and 2004, reimbursements made by NTL South Herts to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $11,475,466 and $9,234,610, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. We are charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ weighted average cost of all debt financing from unaffiliated entities. For the three months ended September 30, 2005 and 2004, interest on deferred fees were $533,673, and $511,755, respectively. For the nine months ended September 30, 2005 and 2004, interest on deferred fees were $ 1,627,013, and $1,508,609, respectively. An affiliate of the General Partner charged interest on advances for the three months ended September 30, 2005 and 2004 of $35,647 and $40,883, respectively. For the nine months ended September 30, 2005 and 2004 the General Partner charged interest on advances of $110,166 and $121,716, respectively.

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated	September 30,	December 31,
	useful lives	2005	2004
		(unaudited)
Cable network and other electrical equipment	5-30 years	$137,627,159	$147,762,516
Building and other equipment	5-30 years	7,591,785	8,152,597
		145,218,944	155,915,113
Accumulated depreciation		(90,787,034)	(93,386,726)
		$54,431,910	$62,528,387

With effect from January 1, 2004, the Partnership adopted new remaining useful lives such that the previously reported range of 3-40 years became 5-30 years for both classes of fixed assets.

Note 6.   Commitments and Contingent Liabilities

We had no significant contractual obligations and commercial commitments as of September 30, 2005.

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

Recent Developments

On October 2, 2005, NTL entered into a merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., or Merger Sub, NTL’s wholly owned subsidiary. The merger agreement provides that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as NTL’s wholly owned subsidiary. In connection with the merger agreement, on October 2, 2005, NTL and its wholly owned subsidiary, NTL Investment Holdings Limited, or NTLIH, entered into a commitment letter and certain other agreements relating to the financing of the proposed merger. At the effective time of the merger, each share of Telewest common stock will be converted into the right to receive (i) $16.25 in cash, without interest, and (ii) 0.115 of a share of NTL’s common stock (together with cash in lieu of fractional shares of NTL’s common stock). The merger is subject to certain customary conditions, including (i) approval by stockholders of NTL and of Telewest and (ii) regulatory approvals.

In connection with the merger agreement with Telewest, NTL and NTLIH have agreed to a commitment letter with several financial institutions who have agreed to arrange and to underwrite the new credit facilities described below.

The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Communications Cable Funding Corporation, one of NTL’s subsidiaries. In addition, NTL and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Homes passed(1)	94,155	93,063
Homes marketable(2)	94,155	93,063
Total customers	36,719	35,643
Digital cable subscribers	21,546	22,000
Analog cable subscribers	2,608	3,137
Broadband internet subscribers	18,887	15,275
Telephony subscribers	31,768	31,296
Penetration (homes marketed)(3)	39.0%	38.0%
Churn(4)	1.0%	1.3%

(1)          “Homes passed” is the number of homes that have had ducting buried outside.

(2)          “Homes marketable” refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(3)          “Penetration rate” measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(4)          “Customer churn” is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

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

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations, together with cash from NTL, will be sufficient for our cash requirements through September 30, 2006. The merger transaction with Telewest will be financed with cash on hand and new financings which are described in note 1.

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

NTL continues to evaluate how many billing systems it will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total costs of the integration program, which has largely been completed, are approximately £100 million, or $179 million.

Call Center Consolidation.   On April 7, 2004, NTL announced the consolidation over the next eighteen months of its thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, NTL decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, NTL intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2005, NTL has incurred £26.5 million, or $47.0 million of costs, and NTL expects to incur a total approximately £29.0 million, or $51.0 million, of costs to execute this program including property costs that will be expensed as the properties are vacated.

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

Three months ended September 30, 2005 and 2004

We present below summarized consolidated financial information for the three months ended September 30, 2005 and 2004:

	Three months ended			Three months ended
	September 30,			September 30,
	2005	2004	%	2005	2004	%
Revenue	$9,543,147	$9,539,081	0.0	£5,350,821	£5,243,033	2.1
Cost of goods sold (exclusive of items shown below)	$(2,461,892)	(2,881,378)	(14.6)	£(1,383,034)	(1,583,770)	(12.7)
Selling, general and adminstrative expenses	(23,699)	(26,313)	(9.9)	(13,243)	(14,459)	(8.4)
Management fees and allocated overhead from General Partner	(4,131,305)	(3,538,172)	16.8	(2,317,090)	(1,944,696)	19.1
Other charges	(88,578)	(88,007)	0.6	(48,299)	(48,397)	(0.2)
Depreciation	(1,366,955)	(1,628,203)	(16.0)	(770,179)	(894,895)	(13.9)
Operating income	1,470,718	1,377,008	6.8	818,976	756,816	8.2
Interest payable to General Partner and affiliates	(569,321)	(552,638)	3.0	(318,884)	(303,751)	5.0
Exchange gains	26,204	3,895	n/a	15,393	2,143	n/a
Income before minority interests	927,601	828,265	12.0	515,485	455,208	13.2
Minority interest	(325,757)	—	—	(180,855)	—	—
Net income	$601,844	$828,265	(27.3)	£334,630	£455,208	(26.5)

Revenue

For the three months ended September 30, 2005, revenue remained flat at $9.5 million in 2004 but revenue expressed in pounds sterling increased by 2.1% to £5.4 million in 2005 from £5.2 million in 2004. We have increased our revenue through an increase in the number of broadband customers served by the South Herts System. At September 30, 2005, we served 18,887 broadband customers compared with 14,339 at September 30, 2004. At September 30, 2005, we served 11,618 ‘triple’ customers compared with 9,609 at September 30, 2004. A ‘triple’ customer subscribes to all three services: internet, television and telephone access.

Expenses

Costs of goods sold.   For the three months ended September 30, 2005, costs of goods sold decreased by 14.6% to $2.5 million from $2.9 million in 2004 but cost of goods sold expressed in pounds sterling decreased by 12.7% to £1.4 million in 2005 from £1.6 million in 2004. Costs of goods sold as a percentage of revenue declined to 25.8% for the three months ended September 30, 2005, from 30.2% for 2004 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

Selling, general and administrative expenses.   For the three months ended September 30, 2005, selling, general and administrative expenses decreased to $23,699 from $26,313 in 2004. Selling, general and administrative costs represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead.   For the three months ended September 30, 2005, management fees and allocated overhead increased by 16.8% to $4.1 million from $3.5 million in 2004 but management fees and allocated overhead expressed in pounds sterling increased by 19.1% to £2.3 million in 2005 from £1.9 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a proportional basis according to the level of trading in that entity. The

General Partner considers this to be a fair and reasonable method. The increase in the amount charged to us for the three months ended September 30, 2005 is partly due to increased revenues as well as a higher allocable cost base in NTL.

Other charges.   For the three months ended September 30, 2005, other charges remained flat at $88,578 compared to $88,007 in 2004. Other charges represent restructuring costs allocated to us by a subsidiary of NTL in connection with NTL’s call center consolidation program. These costs for the three months ended September 30, 2005 mainly relate to restructuring charges incurred in connection with lease exit costs. For the three months ended September 30, 2004 other charges related to involuntary employee termination and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended September 30, 2005, depreciation expense decreased to $1.4 million from $1.6 million in 2004 mainly due to capital assets becoming fully depreciated during the period, offset by increases due to customers installations throughout 2004.

Interest expense

For the three months ended September 30, 2005, interest expense increased to $569,321 from $552,638 in 2004. We incur interest on management fees paid on our behalf by an affiliate of the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the three months ended September 30, 2005 and 2004.

Exchange gains

For the three months ended September 30, 2005, foreign currency exchange gains were $26,204 as compared with gains of $3,895 for 2004. The gain is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets, liabilities and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For the three months ended September 30, 2005, minority interest was $325,757. No minority interest was recorded in the three months ended September 30, 2004 since the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts. In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation on the part of the minority interest to make good such losses.

Net income

For the three months ended September 30, 2005, net income was $601,844 as compared with $828,265 in 2004. Net income has reduced primarily as a result of the minority interest charge required for the three months ended September 30, 2005 but not applicable to the three months ended September 30, 2004.

Nine months ended September 30, 2005 and 2004

We present below summarized consolidated financial information for the nine months ended September 30, 2005 and 2004:

	Nine months ended			Nine months ended
	September 30,			September 30,
	2005	2004	%	2005	2004	%
Revenue	$29,765,071	$28,104,275	5.9	£16,143,330	£15,428,346	4.6
Cost of goods sold (exclusive of items shown below)	(7,985,591)	(8,655,612)	(7.7)	(4,331,051)	(4,751,654)	(8.9)
Selling, general and adminstrative expenses	(68,703)	(69,719)	(1.5)	(37,262)	(38,273)	(2.6)
Management fees and allocated overhead from the General Partner	(12,963,719)	(10,639,824)	21.8	(7,030,979)	(5,840,922)	20.4
Other charges	(118,364)	(330,689)	(64.2)	(64,196)	(181,538)	(64.6)
Depreciation	(4,694,597)	(4,838,406)	(3.0)	(2,546,153)	(2,656,130)	(4.1)
Operating income	3,934,097	3,570,025	10.2	2,133,689	1,959,829	8.9
Interest payable to General Partner and affiliates	(1,737,180)	(1,630,325)	6.6	(942,174)	(894,998)	5.3
Exchange gains (losses)	162,594	(26,310)	n/a	88,185	(14,441)	n/a
Income before minority interests	2,359,511	1,913,390	23.3	1,279,700	1,050,390	21.8
Minority interest	(808,460)	—	—	(438,475)	—	—
Net income	$1,551,051	$1,913,390	(18.9)	£841,225	£1,050,390	(19.9)

Revenue

For the nine months ended September 30, 2005, revenue increased by 5.9% to $29.8 million from $28.1 million in 2004 and revenue expressed in pounds sterling increased by 4.6% to £16.1 million in 2005 from £15.4 million in 2004. We have increased our revenue through through an increase in the number of broadband customers served by the South Herts System. At September 30, 2005, we served 36,719 total customers compared with 35,614 at September 30, 2004. At September 30, 2005, our penetration rate was 39.0% compared with 38.3% at September 30, 2004.

Expenses

Costs of goods sold.   For the nine months ended September 30, 2005, costs of goods sold decreased by 7.7% to $8.0 million from $8.7 million in 2004 but cost of goods sold expressed in pounds sterling decreased by 8.9% to £4.3 million in 2005 from £4.8 million in 2004. Costs of goods sold as a percentage of revenue declined to 26.8% for the nine months ended September 30, 2005, from 30.8% for 2004 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services.

Selling, general and administrative expenses.   For the nine months ended September 30, 2005, selling, general and administrative expenses decreased slightly to $68,703 from $69,719 in 2004. Selling, general and administrative costs represent investor relations’ and independent accountant’s fees.

Management fees and allocated overhead.   For the nine months ended September 30, 2005, management fees and allocated overhead increased by 21.8% to $13.0 million from $10.6 million in 2004 but management fees and allocated overhead expressed in pounds sterling increased by 20.4% to £7.0 million in 2005 from £5.8 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method. The increase in the amount charged to us for the nine months ended September 30, 2005 is due to increased revenues as well as a higher allocable cost base in NTL.

Other charges.   For the nine months ended September 30, 2005, other charges decreased to $118,364 from $330,689 in 2004. Other charges represent restructuring costs allocated to us by a subsidiary of NTL in connection with NTL’s call center consolidation program and lease exit costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the nine months ended September 30, 2005, depreciation expense decreased to $4.7 million from $4.8 million in 2004 mainly due to capital assets becoming fully depreciated in the period off set by the customers installations throughout 2004.

Interest expense

For the nine months ended September 30, 2005, interest expense increased to $1.7 million from $1.6 million in 2004. We incur interest on management fees paid on our behalf by an affiliate of the General Partner. The increase in interest expense is owing to the higher level of these unpaid fees as well as foreign exchange movements.

We paid no cash interest for the nine months ended September 30, 2005 and 2004.

Exchange gains (losses)

For the nine months ended September 30, 2005, foreign currency exchange gains were $162,594 as compared with losses of $26,310 for 2004. The change is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets, liabilities and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For the nine months ended September 30, 2005, minority interest was $808,460. No minority interest was recorded in the nine months ended September 30, 2004 since the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts. In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation on the part of the minority interest to make good such losses.

Net  income

For the nine months ended September 30, 2005, net income was $1,551,051 as compared with $1,913,390 in 2004. Net income has reduced primarily as a result of the minority interest charge required for the nine months ended September 30, 2005 but not applicable to the nine months ended September 30, 2004.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2005, we generated $1,203,488 from our operating activities compared with $1,833,020 in the nine months ended September 30, 2004, and used it to purchase fixed assets including customers installations. Our cash provided by operating activities has decreased primarily due to repayment of amounts due to affiliates. A significant proportion of the accounts payable to affiliates is transacted in pounds sterling translated at closing rates for balance sheets, whereas the movement in the accounts payable to affiliates in the cash flow statement is translated at the average rate for the period, consequently this value does equate to the movement between the balances on the opening and closing balance sheets. When the rates vary significantly between the opening and closing positions, or when the average rate varies significantly from the closing rates, the impact of foreign exchange will also be significant.

Liquidity and Capital Resources

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of September 30, 2005, we had consolidated current liabilities of $55.1 million due to NTL compared with $65.4 million as of December 31, 2004.

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

The merger transaction between NTL and Telewest will be funded with cash on hand and new financings, which are described in note 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and significantly all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is $24,204 for the nine months ended September 30, 2005.

We have no debt other than amounts due to affiliates. As of September 30, 2005, we had approximately $55.1 million in amounts due to NTL. Consequently, we have little interest rate risk.

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

(b)   Changes in Internal Control Over Financial Reporting.   There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

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
Dated: November 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of ntl Directors Limited,	November 10, 2005
Robert Mackenzie	Corporate director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
/s/ ROBERT GALE	Director of ntl Directors Limited,	November 10, 2005
Robert Gale	Corporate director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.