Form 10-K
period 2005-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2006-03-30
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	84-1145140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ntl House, Bartley Wood Business Park, Hook,

Hampshire, RG27 9UP, England

+44 1256 752000

(Address and Telephone Number of Principal

Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2005, based on a price per limited partnership interest of $91.18, which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter, was $5,191,333.

As of March 24, 2006, there were 56,935 limited partnership interests of the Registrant outstanding. There is no established public market for the Registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Index to Consolidated Financial Statements and Financial Statement Schedules

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 1, 2006 by NTL Incorporated, (now known as NTL Holdings Inc.) such as:

•                  The failure to obtain and retain expected synergies from the merger between NTL Incorporated and Telewest Global, Inc. or Telewest;

•                  Rates of success in executing, managing and integrating key acquisitions, including the merger between NTL and Telewest;

•                  The ability to achieve business plans for the combined NTL/Telewest group;

•                  NTL Incorporated’s (formerly known as Telewest Global, Inc.) or NTL’s ability to manage and maintain key customer relationships;

•                  NTL’s ability to fund debt service obligations through operating cash flow;

•                  NTL’s ability to obtain additional financing in the future and react to competitive and technological changes;

•                  NTL’s ability to comply with restrictive covenants in its indebtedness agreements;

•                  NTL’s ability to control customer churn;

•                  NTL’s ability to compete with a range of other communications and content providers;

•                  The effect of technological changes on NTL’s businesses;

•                  The functionality or market acceptance of new products that NTL may introduce;

•                  Possible losses in revenues due to systems failures;

•                  NTL’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•                  NTL’s reliance on single-source suppliers for some equipment and software;

•                  NTL’s ability to provide attractive programming at a reasonable cost; and

•                  The extent to which NTL’s future earnings will be sufficient to cover its fixed charges.

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

The General Partner may, pursuant to our Partnership Agreement, provide consulting services to us or delegate the performance of such consulting services to NTL or other affiliates. The General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

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

Effective March 3, 2006, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, as amended by Amendment No.1 thereto, among Telewest Global, Inc., NTL Incorporated, Neptune Bridge Borrower LLC, and, for certain limited purposes set forth therein, Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Old NTL, Neptune Bridge Borrower LLC was merged with and into NTL Incorporated, which was renamed “NTL Holdings Inc.” in the merger, continuing as the surviving corporation and as a wholly owned subsidiary of Telewest Global, Inc. Immediately following the Merger, the name of the registrant was changed from “Telewest Global, Inc.” to “NTL Incorporated.”

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of NTL and its relationship to us as of December 31, 2005. The chart does not show NTL’s operating or other intermediate companies.

*                                         NTL Fawnspring Limited, an indirect wholly-owned subsidiary of NTL and our General Partner.

**                                  NTL (South Hertfordshire) Limited, or NTL South Herts, our 66.7% subsidiary of which NTL owns 33.3%.

Exchange rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 24, 2006 was $1.7427 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

2003	1.78	1.64	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005	1.72	1.81	1.93	1.71
2006 (through March 24, 2006)	1.74	1.74	1.79	1.73

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

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2005 are translated to U.S. dollars at an exchange rate of $1.7188 to £1.00, and all amounts disclosed for the year ended December 31, 2005 are based on an average exchange rate of $1.82 to £1.00. All amounts disclosed as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00, and all amounts disclosed for the year ended December 31, 2004 are based on an average exchange rate of $1.8326 to £1.00. All amounts disclosed as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the pound sterling financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2005, 2004 and 2003 has impacted the dollar comparisons significantly.

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

We, as well as NTL, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or NTL files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

About NTL South Herts

Franchise Area

The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from our headend. There are approximately 95,000 homes in the franchise area, of which approximately 94,000 are passed by our cable television/telephone network. Construction in the franchise area is substantially complete.

Operations

Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, integrated cable television/telephone network architecture was developed for this franchise in late 1991. As of December 31, 2005, approximately 94,000 of the total homes in this area had been passed. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, NTL commenced the rollout of digital cable television services within the South Herts franchise and in 2001 commenced broadband internet access services. As of December 31, 2005, NTL South Herts serviced 21,709 digital cable customers, 31,927 residential telephone customers and 20,078 broadband customers, representing a total of 36,975 customers with a penetration level of 39.2%.

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

Our operations are fully integrated into the operations of NTL. Accordingly, the following business description describes NTL’s operations of which we comprise a part.

NTL’s Business

On March 3, 2006 NTL (Old NTL) merged into a subsidiary of Telewest Global, Inc., pursuant to which the two businesses have combined, creating the UK’s second largest communications company. Immediately following the merger, Telewest Global, Inc. changed its name to NTL Incorporated (New NTL).

Following the merger, which was effective on March 3, 2006, NTL’s stockholders owned approximately 75% and Telewest stockholders approximately 25% of the combined company on a fully diluted basis. Following the merger, NTL, which has changed its name to NTL Holdings Inc. is wholly owned by New NTL. NTL’s common stock, which traded on NASDAQ under the symbol “NTLI,” was delisted. Telewest’s ticker symbol was changed to “NTLI.”

Further details relating to the merger are contained in NTL’s Form 8-K, which was filed on March 3, 2006.

NTL was incorporated in 1993 as a Delaware corporation. New NTL was incorporated in 2003 as a Delaware corporation. New NTL’s principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and NTL’s telephone number is (212) 906-8440. New NTL’s U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. New NTL’s website is www.ntl.com and the investor relations section of their website can be accessed under the heading “Investors” where New NTL makes available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practical after they are filed with the SEC.

The following description relates to Telewest’s business prior to its merger with NTL.

Telewest is a leading broadband communications and media group in the U.K., providing:

•                  television, telephone and internet access services to residential customers in the U.K.;

•                  voice, data and managed solutions services for businesses in the U.K.;

•                  basic television channels and related services to the U.K. multi-channel broadcasting market; and

•                  a wide variety of consumer products by means of auction-based televised shopping programs.

Telewest’s television and communications services are delivered through its wholly owned broadband, local access communications network, passing approximately 4.7 million homes in the U.K. Telewest’s networks consist of local distribution networks, a “national network” and an internet protocol, or IP, services platform and provide high-speed interconnection and two-way interactivity with directly connected residential and business customers. Like NTL, Telewest offers the “triple play” of internet, telephone and television services to its residential customers.

Telewest’s television channels, auction-based shopping programs and related services are provided through its wholly owned subsidiaries, Flextech Limited, or Flextech, and sit-up Limited, or sit-up. Flextech has ten genre-based entertainment channels, four of which are multi-phased versions of its other channels. Flextech also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide Limited, or BBC Worldwide. Together Flextech and the UKTV Group are the largest supplier of basic channels to the U.K. pay-television market. sit-up provides a wide-variety of consumer products through three interactive auction-based television channels: price drop TV, bid tv and speed auction tv.

The following description relates to NTL’s business prior to its merger with Telewest.

NTL is one of the leading communications and content distribution companies in the U.K., providing internet access, telephone and television services to 3.3 million residential customers, including 1.8 million broadband customers. NTL also provide internet and telephone services to its residential customers who are not connected to its cable network via access to other companies’ telecommunications networks and via an internet service provider operated by its subsidiary, Virgin Net Limited. NTL offers what it refers to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. NTL also provides a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

NTL’s services are delivered through its wholly owned local access communications network passing approximately 7.7 million homes in the U.K. The design and capability of NTL’s network provides it with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

NTL provided services to customers through two sales channels: Consumer and Business.

Consumer

NTL provides broadband and dial-up internet, telephone and television services to residential customers in the U.K.

NTL’s services to residential customers are distributed principally via its wholly-owned, local access communications network to an addressable market of approximately 7.7 million homes in the U.K. The network covers parts of many major metropolitan areas in the U.K., and includes England, Wales and Scotland. In addition, NTL provides services to residential customers not connected to its network via access to other telecommunications networks and via an ISP, virgin.net, operated through its subsidiary Virgin Net Limited.

NTL’s wholly-owned, local access communications network provides it with several competitive advantages in its industry:

•                  it provides real two-way interactivity with residential customers who are connected to the network;

•                  it enables NTL to provide true “triple play” bundled services of internet, telephone and television services to residential customers in its franchise areas without relying on another service provider or network; and

•                  the connection of customers to its networks is by means of a twin cable, consisting of both coaxial and twisted copper pair elements enabling NTL to deliver broadband and high-speed services over each type of cable to customers. NTL’s length of copper pairs is generally much shorter than its principal telephone competitor, allowing potentially higher speed services to be utilized in the future.

In contrast:

•                  direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line or other cable facility; and

•                  telephone service providers today have only a limited capacity to provide video over existing digital subscriber lines, or DSL, technology.

NTL’s packaging and pricing are designed to encourage its residential customers to use multiple bundled services like dual telephone and broadband internet access, dual telephone and dial-up internet access, dual telephone and television, or triple telephone, television and internet access. For example, NTL’s Family Pack bundle offers over 100 television channels and a telephone line rental. In addition, NTL’s “value packs” offer discounts to subscribers taking two or more products.

NTL believes that it is well-positioned in its service areas to use bundling to increase its customer base, reduce its customer churn rate and increase its profitability. As of December 31, 2005, approximately two thirds of its residential customers received multiple services from NTL. NTL refers to each service it provides as a revenue generating unit, or RGU, and, as of December 31, 2005, each of its on-net customers represented on average approximately two revenue generating units. For example, if NTL provided one customer with broadband internet and telephone services, this customer would represent two RGUs. NTL’s “triple play” customer base has been increasing as a percentage of its total residential customers. At the end of the fourth quarter of 2004, 24.0% of NTL’s on-net customers were triple play customers, and as of December 31, 2005, 29.3% of NTL’s on-net customers were triple play.

In its service areas, NTL is the primary service provider that provides the full range of services that NTL offers, although competition in each of these services individually is significant and some of the other service providers have substantial resources. See “—Competition.”

The table below shows other typical service providers who offer their services in NTL’s areas:

		BT	BSkyB	Broadband Resellers	Telephone Resellers	Freeview	Home Choice	TUTV
	NTL	(1)	(1)	(2)	(3)	(4)	(5)	(6)
Telephone	✓	✓	×	×	✓	×	✓	×
Broadband Internet	✓	✓	×	✓	✓	×	✓	×
Dial Up	✓	✓	×	✓	✓	×	×	×
Television	✓	×	✓	×	×	✓	✓	✓
Bundled services	✓	×	×	×	×	×	✓	×

✓     = service available

×      = service not available

(1)          Although BT Group plc, referred to as BT, and British Sky Broadcasting Group plc, referred to as BSkyB, co-market each other’s telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately. BSkyB also offers a CPS service through Sky Talk.

(2)          For example, Wanadoo.

(3)          For example, Alpha Telecom, Tesco and Carphone Warehouse’s Talk Talk.

(4)          Freeview refers to a free-to-air digital television service offered by a consortium. Freeview provides digital television services through a Freeview-enabled set-top box or a television with a digital tuner, with no subscription fees for basic service of about 35 channels. For a subscription fee, some additional channels are available.

(5)          Home Choice is the brand name for Video Networks Ltd., whose services are available only in parts of the London metropolitan area.

(6)          TUTV refers to Top Up TV, a company offering approximately eleven pay TV channels available to subscribers who otherwise receive Freeview and have purchased TUTV software.

Internet Services

NTL offers several different packages of broadband and dial-up internet services with different features, speeds and pricing. NTL provides broadband and dial-up internet services to customers within reach of its access network, by direct connection to its network. NTL also provides broadband and dial-up internet services to customers not within reach of its access network by providing a connection to its network via BT’s local access network. NTL is the largest direct provider of residential broadband services in the U.K. Broadband provides users with a high-speed always-connected internet service. Users connect their home computers to NTL’s broadband network via high-speed cable modem. NTL offers broadband services at varying speeds: currently 1Mb, 2Mb and 10Mb.

virgin.net

Through NTL’s Virgin Net Limited subsidiary, NTL provide internet services to residential customers who live inside or outside NTL’s service areas. Virgin Net offers both broadband and dial-up internet services. Various price and feature packages are available including metered and unmetered dial-up, and broadband ranging from 512Kb to 2Mb. Services up to 8Mb are planned for 2006. NTL has a license from Virgin Enterprises Limited to use the Virgin name and logo in connection with the activities of virgin.net. As of December 31, 2005, NTL had approximately 481,000 residential customers using virgin.net, including approximately 166,500 broadband customers.

Features and Content

Some features and content are provided free to all subscribers to NTL’s internet services, e.g. email, newsgroups and NetGuard, NTL’s internet security package. NetGuard provides PC anti-virus and a number of security tools including pop-up blocker, form filler and privacy manager.

Other features and content are provided on a subscription basis, or free to higher tier subscribers e.g. Broadband Plus, which is offered free to higher tier broadband subscribers and, for an additional monthly fee, to lower tier broadband subscribers. Broadband Plus gives residential customers access to premium subscription content, such as online gaming, educational, music and other entertainment content.

Internet Market Growth

Broadband is a dynamic and growing industry. NTL intends to continue to maximize its share of this market by leveraging the competitive advantages of its network to create broadband propositions that are superior in speed, value and features.

NTL has experienced substantial growth in its broadband customer base since 2002. For example, as of the close of 2002, NTL had 517,000 broadband customers. At the end of 2003, NTL had 949,200 broadband customers, at the end of 2004 NTL had 1,330,300 broadband customers and at the end of 2005, NTL had 1,823,900 broadband customers. This represents an average growth rate over this period of over 53.6%, including the 62,000 broadband customers already with virgin.net at the time of its acquisition by NTL in 2004, and over 52.0% excluding those customers.

Telephone

NTL provides local, national and international telephone services to its residential customers. NTL tiers its product offering with attractive pricing that includes “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. NTL provides telephone services to its residential customers who are within reach of NTL’s access network by direct connection to its network and also via BT’s local access network to customers off NTL’s network, a process known as indirect access. NTL also provides national and international directory inquiry services. As of December 31, 2005, NTL provided telephone services to approximately 2.6 million residential customers.

Cable Television

NTL offers a wide range of digital and analog television services to its customers. NTL’s digital services include access to over 130 channels, advanced interactive features and a range of premium and pay-per-view services. NTL’s analog service packages offer up to 45 channels including premium and/or pay-per-view services. In addition to offering all of the popular basic and premium channels available on BSkyB’s satellite platform, NTL also offers to its digital customers, through its joint venture with a subsidiary of Telewest Global, Inc., or Telewest, a cable-only movie, sport and special events pay-per-view television service called “Front Row.” Front Row provides NTL’s customers with similar access to films and special pay per view events as BSkyB’s “Sky Box Office”.

NTL’s network technology enables a significant range of digital interactive services to be delivered by making use of the always-connected broadband connection from a customer’s home to the network, known as the always-on return path. Examples of interactive services include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the “red button” for BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, during last year’s live Wimbledon tennis broadcast on BBC, a viewer could press the red button and receive a choice of multiple live tennis matches to watch, with the ability to switch back and forth between one match and several others.

As of December 31, 2005, NTL provided cable television services to approximately 1.9 million residential customers, of which approximately 1.4 million received its DTV service and approximately 0.5 million received its ATV service.

Video on Demand

In January 2005, NTL launched its Video on Demand, or VOD, DTV service. This new service, called ntl On Demand, is being rolled out regionally to NTL’s DTV customers throughout the U.K. As of December 31, 2005 over 500,000 existing customers were able to receive the VOD service.

ntl On Demand is a significant enhancement to the existing ntl DTV service, offering viewers choice over and above scheduled programming. The VOD movie service, provided by FilmFlex, a joint venture company between Sony, Disney and the On Demand Group, offers hundreds of films, including many of the latest blockbusters and classics. The VOD service provides access to hundreds of hours of additional programming, including advertising-free children’s programs, a “Pick of the Week” option showing a selection of top shows from the previous seven days, and a music video jukebox service.

Companies who have already agreed to provide VOD content include the BBC, Nickelodeon, Jetix, Warner Music, Entertainment Rights, VPL, The Walt Disney Company, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International, Inc., Sony Pictures Entertainment, Sony Pictures Classics, Columbia Pictures, TriStar, Pathé, Icon Films and Playboy TV. Additional partners are expected to join the service as it develops.

ntl On Demand offers DVD-style features including freeze frame, fast-forward and rewind, and programs are available for 24 hours after purchase. These features provide a customer with full control over the content and timing of their television viewing. There is also an increasing amount of free content available to view at any time. Current films appear on television first through VOD, up to nine months before scheduled TV movie channels. To help customers choose which film to watch, film trailers can be viewed before purchasing.

As soon as this service goes live in each of NTL’s regions, it is available to all of NTL’s DTV customers. No new equipment, installation or additional subscription is required. ntl On Demand appears within the existing Electronic Programming Guide and customers can purchase films and television programs whenever they choose via the remote control.

Sales and Marketing

NTL uses a variety of advertising and marketing channels to sell its services to residential customers, including its dedicated door-to-door sales force and its telephone sales team. These channels are supported by direct marketing initiatives and national and regional press advertising.

NTL uses its residential customer database to identify the profiles of its customers so that it can design offers to match the needs of its customers. NTL’s offers encourage customers to purchase new services and upgrades to existing services.

Customer Service

Improving its customer service has continued to be a central focus for NTL during 2005. NTL now operates its customer service operations from three main custom-built centers based in the U.K. at Glasgow, Swansea and Manchester. These sites are virtualized, which means that calls come in to one access point and are distributed automatically to the first available agent in Glasgow, Swansea or Manchester. This allows real-time call routing between each center, depending on call volumes. A separate service performance team ensures peak call times are resourced properly. NTL uses various tools and processes to ensure that it matches its customers’ calls to the right service center staff and to meet peak demand. NTL’s employees are graded in terms of their expertise in specific call types, which allows the call routing to be linked to skill types of employees, ensuring customers are serviced by experts within their field of enquiry.

In addition, NTL has two specialist teams based in Manchester and Swansea, which deal in high-level fault diagnostics. These teams are staffed by employees trained in on-line diagnosis of faults for NTL’s products. NTL also employs approximately 587 service technicians whose role involves visiting customers who have registered a fault which cannot be rectified remotely. This team is tasked to restore service within 10 hours. During 2005, over 75% of faults were restored within the 10 hour window and a total of 92% within 24 hours. NTL constantly monitors its network to ensure that it detects and repairs network outages promptly, and to enable early communication with its customers.

NTL’s customer service operation has over 1,600 staff handling over 24 million calls per year. The average call is answered within 187 seconds, with 34% of calls answered within 30 seconds. However, disruptions in service or other special situations can result in increases in call volumes and waiting times.

Since the 2004 call centre consolidation programme and the cessation of billing migration work there have been improvements in service levels, customer advocacy and churn. Customer research shows all aspects of service have improved with overall satisfaction of the Contact Centers having increased from 48% to 53% across 2005 and helped drive overall advocacy to 55%. This is further supported by the customer advocacy for those customers that have had a reason to call NTL. This advocacy measure has increased 11% year-on-year to 52% and is reflected in the likelihood of customers to purchase a new product with us (Customer Satisfaction and Advocacy measure) to 37% from a low in the year of 28%. Correspondingly controllable customer churn (excluding movers) has dropped to below 3% annualized with “service related churn” at 0.7% annualized.

Business

NTL provides voice, data and internet retail and wholesale services to a broad range of commercial and public sector organizations.

NTL believes that it benefits from both cost and performance competitive advantages from its network, in terms of its reach, bandwidth and performance, over that of its competitors, who largely depend on the BT local access network for the end connection to customers.  NTL’s network infrastructure passes within 200 meters of more than 600,000 business premises in the U.K.

NTL derives approximately 40% of its retail business revenue from the public sector, particularly local government and the health and education markets. Where NTL’s network overlaps with the communities served by these organizations, NTL leverages its competitive advantage through cost of delivery or network performance. NTL also leverages its competitive advantage in the commercial markets around regional businesses.

NTL generally divides its business customers by market segment into wholesale and retail. Retail customers are divided further into three categories based on revenues generated or expected from that customer:

•                  Tier 1 — customer generating revenue of more than £100,000 per year;

•                  Tier 2 —  customer generating revenue of between £25,000 and £100,000 per year; and

•                  Tier 3 — customer generating revenue of less than £25,000 per year.

This tiering of existing retail customers has enabled NTL to develop cost-effective account management, business development and customer service processes appropriate to levels of customer revenues.  Revenue from business retail customers for the year ended December 31, 2005 was £250.0 million, distributed across these Tiers, with 20% in Tier 3, 9% in Tier 2 and 71% in Tier 1.

Revenue from business wholesale customers was £177.6 million for the year ended December 31, 2005.

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

Non-Geographic Numbers

NTL provides a range of freecall, non-geographic and premium rate number services for tele-business, including advice lines, call centers and telemarketing applications. Revenues for these services are derived from service installation, line rental, usage charges and revenue share with the tele-business line operator.

Data Services

Leased Lines

NTL’s leased line services provide high-quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s and 155Mb/s. Revenues for this service are derived from service installation and recurring rental charges based on distance.

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

Structured Cabling/LAN Solutions

NTL provides in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenues for this service are determined on a project-by-project basis.

Internet

Internet Access—Cable Modem/ADSL

NTL provides internet services across the U.K., with access by means of cable modem in areas served by its network or by means of asymmetric digital subscriber line, or ADSL, elsewhere. This allows NTL to provide services across the SME market and ubiquitous national access for larger enterprises.

High Speed Dedicated Internet Access

NTL provides high speed dedicated internet access from 2 Mb/s up to 45 Mb/s to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the internet. Because NTL owns its network, it can provide competitively-priced internet access at higher speeds. NTL’s pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

NTL’s Network

NTL’s business is underpinned by significant investment in its network infrastructure. This consists of a national core backbone network and a high capacity two-way local broadband network in the UK. The entire network was designed for large scale, high-speed telecommunications traffic from its inception. NTL’s core network infrastructure transports its voice, internet, data and digital television platforms, whilst its access networks deliver these services directly to its customers.

NTL’s broadband communications network in the U.K. currently passes approximately 7.7 million homes in its regional franchise areas. NTL’s cables also pass a significant number of businesses in these areas. NTL’s service areas include parts of many of the major metropolitan areas in the U.K., including London, Manchester, Leeds, Southampton, Portsmouth, Brighton, Derby, Teesside, Cambridge, Oxford, Reading, Nottingham, Leicester, Coventry, Glasgow, Belfast, Cardiff and Swansea. NTL has the largest service area of any cable operator in the U.K. in terms of homes passed.

The core network has a fiber backbone that is approximately 11,000 kilometers long. This includes over 8,400 kilometers which are owned and operated by NTL and approximately 2,600 kilometers which are leased fiber from other network owners. Over 100 switches direct telephone traffic around the core and local networks. In addition, NTL has more than 500 hub sites, points of presence, repeater nodes or other types of network site, and facilities at over 150 radio sites.

NTL’s local access networks deliver internet, telephone and digital and analog television services to its customers’ homes and businesses. NTL’s access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, its local fiber network is connected to a customer’s premises via high capacity, two-way, coaxial cables. Second, NTL uses Time Division Multiplex (TDM) technology over the fiber network to provide telephone services. This is then connected to a customer’s premises via a relatively short length twisted copper-pair. Additionally, the copper-pair cables are capable of hosting digital subscriber line (DSL) services (NTL intend to pilot this service in 2006). Shorter lengths of copper provide a structural advantage in delivering very high-speed data services (for example 20Mbps ADSL2+ services).

NTL has a variety of alternative methods to connect its national telecommunications network over the “last mile” to the premises of those customers which are located outside of NTL’s cabled areas. NTL:

•                  obtains permits to construct telecommunications networks and build-out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer; and

•                  leases circuits and DSL connections on the local networks of other service providers to connect to the customers’ premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

Nationally, approximately 85% of the homes passed by NTL’s network can receive all of its broadband, digital television and telephone services. NTL cannot however currently provide all three of the main services on some older parts of the network. In 2005, NTL continued a network upgrade program targeting approximately half a million homes in the London area, where there is older, less robust cable network. Approximately 230,000 of the London homes were upgraded during 2005, compared to 102,000 in 2004; these homes can now be offered broadband, interactive digital television and telephone services. This program is scheduled to be completed in 2006 with the upgrade of approximately 200,000 homes.

Once the London upgrade program is completed, approximately 88% of the homes passed by NTL’s network nationally will be able to receive all of its broadband, interactive digital television and telephone services.

Information Technology

NTL outsources the management of the primary elements of its information technology systems to various suppliers. These suppliers include IBM, pursuant to an agreement which terminates in 2013 or, if NTL pays a termination fee, on or after May 23, 2006. NTL retains control of its information technology activities that are fundamental to NTL’s competitive advantage and key to the development of its intellectual property. The services IBM provides include:

•                  management of NTL’s Wintel and mid-range information technology equipment;

•                  software application development;

•                  software application maintenance and support;

•                  end-user help desk services; and

•                  end-user desk top and laptop computing support.

Competition

Consumer

NTL believes that it has a competitive advantage in the U.K. residential market because it offers integrated communications services including high-speed broadband internet, telephone and television services. NTL offers most of its products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. There is only one other significant cable service provider in the U.K., Telewest, which has different service areas than NTL. NTL has merged with Telewest, effective March 3, 2006. NTL offers internet and telephone services nationally. Television services are offered on NTL’s network in its service areas only.

Internet

NTL provides broadband and dial-up internet services to customers within reach of NTL’s access network, by direct connection to its network. NTL also provides broadband and dial-up internet services to customers not within reach of NTL’s access network by providing a connection to NTL’s network via BT’s local access network. NTL’s internet services compete with BT, which provides broadband and dial-up internet access services over its own network. NTL also competes with ISPs, including Wanadoo (rebranding as Orange in 2006), AOL and Tiscali which do not own an access network infrastructure but offer internet access services by providing access to BT’s network.

Additionally, NTL competes with an increasing number of companies who deploy their own network access equipment in BT exchanges. These companies are known as Local Loop Unbundlers (LLU), for example Easynet (recently acquired by BSkyB) and Bulldog (part of Cable & Wireless). BT and third-party service providers use DSL technologies which, like NTL’s network, permit internet access to be provided at substantially greater speeds than conventional dial-up access. NTL anticipate that BT, as well as NTL’s other major competitors, will increase their access speeds during 2006 to as much as 24Mb.

NTL operates in a highly competitive marketplace which is reflected in the increasing pressures NTL sees on pricing and speeds. Additionally NTL sees an increasing number of new entrants aggressively moving into the market during 2006 (e.g. Carphone Warehouse, BSkyB and Be) as LLU begins to gain traction in the UK. Also, third generation (or 3G) mobile technology or other wireless technologies (like Wi-Max) may subject NTL to increased competition over time in the provision of broadband services.

Telephone

NTL provides fixed line telephone services to customers who are within reach of NTL’s network by direct connection to its network and, like NTL’s internet services, to customers off NTL’s network via BT’s local access network. This process is known as indirect access. NTL competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position and has substantial resources. NTL also competes with other telecommunications companies that provide indirect access telephone services, including One.Tel, Carphone Warehouse under the brand name Talk Talk, Caudwell Group under the brand name Homecall, and Tesco.

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

On December 5, 2005, NTL confirmed that it had approached Virgin Mobile about a potential offer to combine itself with Virgin Mobile, and that NTL had engaged in discussions with Virgin Enterprises to extend its existing license for use of the Virgin name in the internet services area also to cover telephone (as well as television and mobile telephone services). On January 16, 2006, NTL and the independent directors of Virgin Mobile confirmed discussions to enable a cash offer, with share alternative offers, to be made by NTL or one or more of NTL’s subsidiaries to acquire 100% of the shares of Virgin Mobile. However, no assurances can be made that an offer will be made, of the terms on which any offer may be made, or whether any transaction will be completed.

Television

NTL competes primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay-satellite television platform and has high market share of the UK pay television market. BSkyB owns the UK rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both NTL’s principal competitor in the pay-television market, and a critical supplier of content to NTL. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, this should prevent BSkyB from abusing its market position in relation to the supply of these channels to NTL. Even so NTL believes that the current pricing for this content is not favorable to it and should be improved. NTL has an agreement in place with BSkyB for their basic service. NTL currently trade on BSkyB’s rate card terms and pricing for their premium service. Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set top box or an integrated digital television set.

The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of BSkyB, National Grid Wireless and the BBC and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a freeview-enabled set top box or a television with a digital tuner. Presently Freeview does not offer several of the most popular pay television channels, such as Sky Sports, Sky Movies and MTV.

Top Up TV offers a pay television service offering staggered times approximately eleven pay television channels for a fixed fee to subscribers who otherwise receive freeview and have purchased Top Up TV software. Currently a limited number of residential customers can receive DTV over BT’s ADSL lines. Video Networks Limited, under the brand name Homechoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies to customers in one region in England.

Following NTL’s merger with Telewest, no other competitors are able to offer the full range of services NTL provides. Some new competitors are using DSL technology to offer a comparable “triple play.” For example, Homechoice, provides bundled services to approximately 30,000 customers, according to Homechoice. However, the offerings of both of these companies are on a significantly smaller scale than NTL’s.

Pay television and pay-per-view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, video games and DVDs. NTL are introducing video on demand services which may compete in the future with programming provided by video on demand services offered by other parties and may compete against other video formats.

Telecommunications is a constantly evolving industry and NTL expects that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how NTL’s operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated the terrestrial DTV signal and network may be increased. This will enable terrestrial DTV to be made available to customers’ homes that cannot currently receive it. Some customers may wish to subscribe for free DTT, via Freeview, rather than pay for DTV.

Business

NTL faces a wide range of competitors in the U.K. market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest’s local networks do not overlap with NTL’s networks, NTL does not compete with Telewest to any material extent. BT is a major competitor in almost all of NTL’s opportunities. Cable and Wireless plc, or C&W, and its recently acquired subsidiary Energis own national backbone networks and they tend to focus on the large enterprise and corporate markets. However, these companies do not own local networks to any material extent and rely on wholesale arrangements to supply their customers.

Colt Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME (small and medium size enterprises) market and in the market for larger corporate accounts and public sector organizations. In addition, for voice services NTL competes with a number of resellers who purchase wholesale minutes from BT and others and competes aggressively in the retail market.

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

BT and C&W are NTL’s principal competitors in NTL’s wholesale services markets. Competition is based on the price, range and quality of services. BT has a local access network across the U.K. that puts BT in a strong competitive position. Competition is most intense on key city-to-city routes where new entrants have increased the number of suppliers and had a significant negative impact on prices. Where opportunities are more closely aligned to the geographic areas NTL serves, the number of its competitors is reduced.

Government Regulation

Regulation in the European Union (EU)

The European Parliament and Commission regulate our principal business activities through Directives and various other regulatory instruments.

In particular, in February 2002, the European Commission adopted a package of new Directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the EU. This new framework consisted of four Directives, namely:

•                  Directive 2002/21 on a common regulatory framework for electronic communications networks and services (the Framework Directive)

•                  Directive 2002/20 on the authorization of electronic communications networks and services (the Authorization Directive)

•                  Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities (the Access and Interconnection Directive), and

•                  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services (the Universal Service Directive).

This package of Directives was supplemented, subsequently, by the Communications and Privacy Directive which dealt, among other things, with data protection issues in relation to the provision of electronic communications services.

The U.K. Government incorporated these Directives into its national laws under the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003.

During 2006, the European Commission will be conducting a review of these Directives (the 2006 Review) to assess their continuing suitability and efficacy and whether any amendments are necessary. It is not possible, at this stage, to express any opinion as to the likely outcomes of this review.

In addition, the European Parliament and Commission are currently carrying out a review of the Television Without Frontiers Directive. This Directive, which was originally adopted in 1989, has been a cornerstone of EU audiovisual media policy. It requires the Member States of the EU, among other things, to set certain minimum standards for broadcasting and controls on the amount and content of advertising. The Directive also requires Member States to take active measures to ensure that broadcasters under their jurisdiction support the European film and TV production industry. This requirement is achieved, in large part, through the imposition of a European content quota under which broadcasters must reserve a majority of their transmission time for European works.

In December 2005, the European Commission published proposed amendments to the Directive which are designed to update the Directive in the light of technological and market developments. The main proposal is that on-demand services, which the European Commission refer to as “non-linear services”, should be brought within the scope of the Directive and should be made subject to some of its requirements. In particular, there is a proposal that on-demand service providers such as ourselves should be required, where practicable and by appropriate means, to promote production of and access to European works. The Commission cites content quotas and investment levies as examples of how this might be achieved.

Debate on the proposed amendments will continue throughout 2006 and, in particular, the proposals will be debated in the European Parliament within this period. It is not possible, at this stage, to predict the outcome with certainty but there is a risk that our on-demand services will become more heavily regulated as a result and that we may be required to take steps, similar to those which already apply to traditional linear broadcasters, to support European film and TV production.

Regulation in the U.K.

We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

The Communications Act 2003 established a new regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector. Ofcom replaced a number of sectoral regulatory authorities such as the Office of Telecommunications (Oftel) and the Independent Television Commission (ITC).

Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under Cable TV regulation) in order to own or operate TV channels or to provide certain facilities such as electronic programme guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP conditions

Full details of the General Conditions of Entitlement are available on Ofcom’s website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement with which we must comply include:

•                  a requirement to negotiate interconnection arrangements with other network providers

•                  a requirement to ensure that any end-user can access the emergency services

•                  a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where we acquire a customer from another network provider

•                  a requirement to ensure that any end-user can access a directory enquiry service

•                  a requirement to publish up-to-date price and tariff information

•                  a requirement to provide itemized billing on request from each customer.

Our entitlement to provide electronic communications networks and services extends throughout the UK and is not constrained in time.

Under current arrangements, any company, including ourselves, providing an electronic communications network or service is liable to pay annual administrative fees to Ofcom if its turnover in the second calendar year before the charging year in question was £5 million or more. These fees are calculated at a rate set by Ofcom each year and are applied to relevant turnover bands.

In addition to the General Conditions of Entitlement, Ofcom is under an obligation to impose further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The new EU regulatory framework, adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This has resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets. As a result, BT has been made subject to further regulatory requirements in both wholesale and retail markets.

All fixed operators, including ourselves, have been found to possess SMP in relation to the termination of calls on their own networks. This has resulted in the imposition of a requirement on all fixed operators to provide access to their networks on fair and reasonable terms for terminating calls, with additional requirements being imposed on BT and Kingston Communications. This apart, we have not been found to possess SMP in any of the other voice, data or Internet markets in which we operate.

The Strategic Review of Telecommunications

Following the passing of the Communications Act 2003, Ofcom announced that one of its first tasks would be to carry out a strategic review of telecommunications in the UK (TSR).

The TSR commenced in April 2004 with the observation from Ofcom that, despite almost twenty years of telecommunications liberalization in the UK, BT remained dominant in almost all telecommunications markets. Ofcom’s preliminary assessment was that although the true infrastructure competition offered by the cable industry was highly desirable and had resulted in substantial consumer benefits, it did not represent a sufficient competitive constraint on BT. Similarly, the intensity of competition to BT based on access by third party service providers to the BT network via wholesale products, was insufficient. Ofcom felt, therefore, that it should seek to increase competitive intensity by improving third party access to the BT network.

Having reached this conclusion, Ofcom has developed a concept known as “equivalence”. Broadly, this concept has been defined as enabling BT’s competitors to gain access to BT’s network infrastructure on exactly the same (i.e. equivalent) terms as BT itself enjoys.

At the conclusion of the TSR, BT offered and Ofcom accepted a number of undertakings to put the concept of equivalence into practice in its dealings with competitors. This will be achieved primarily through the creation of a new division within BT called “openreach” which will manage and sell network services to competitors and the rest of BT on the same terms and conditions (including prices) and in accordance with the same processes. By giving these undertakings, BT avoided a reference by Ofcom to the UK competition authorities.

The outcome of the TSR is expected to create further commercial opportunities for new entrants in markets across the communications sector and therefore to meet Ofcom’s objective of increasing competitive intensity.

Universal Service

The concept of universal service is designed to ensure that basic fixed-line telecommunications services are available at an affordable price to all citizens across the EU. The scope of universal service obligations is defined by the Universal Service Directive (see above under Regulation in the European Union) and is transposed into U.K. regulation by the Universal Service Order. This Order has been implemented by Ofcom which has imposed a number of specific universal service requirements on BT and Kingston Communications, both of which have been designated by Ofcom as universal service providers.

The European Commission is expected to review the future scope of universal service obligations as part of the 2006 Review (see above under Regulation in the European Union). This review is likely to consider, among other things, whether universal service should extend to the provision of broadband internet connectivity and whether there is scope in the future for making use of mobile technologies in the provision of some aspects of universal service. We would be impacted by any future decision to require us to provide or to contribute to the funding of universal service in the U.K.

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

Cable TV regulation

Although NTL are no longer required to hold individual licenses to provide electronic communications networks and services, NTL are still required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which it owns or operates and for the provision of certain other services (e.g. electronic programme guides) on our cable TV platform.

NTL therefore holds a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the provision of promotional channels and for the provision of our electronic programme guide.

TLCS licenses are granted and administered by Ofcom. The licenses require that each licensed service complies with a number of Ofcom codes, including the recently published Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

Holders of TLCS licenses are required to pay an annual fee to Ofcom. The fees are related to the revenue-earning capacity of each television service and are based on a percentage, set by Ofcom, of revenues from advertising, sponsorship, subscriptions and interactive services, with special rules applying to shopping channels.

U.K. competition law

The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant market position and a prohibition on anti-competitive agreements, modeled on Articles 81 and 82 of the Treaty of Rome. The Act also introduced third party rights, stronger investigative and enforcement powers and the ability for the competition authorities to issue interim measures. The new enforcement powers include the ability to impose fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading (OFT) and gives concurrent investigative and enforcement powers in matters concerning communications to Ofcom.

The U.K.’s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers are now made by the independent competition authorities, using competition-based tests, rather than by the U.K. Government.

NTL’s merger with Telewest Global, Inc was cleared by the OFT on December 30, 2005. The OFT’s detailed decision in this case was published on January 10, 2006. The time for any third party appeal of this decision has expired.

Under other provisions of the Enterprise Act, individuals who cause, encourage, participate in or, in some cases, even those who have knowledge of, the making of agreements between competitors which are designed to fix prices, share markets, limit supply or production or rig bids in the U.K., can be prosecuted and punished with unlimited fines and imprisonment for up to five years. The courts may also order the disqualification for up to fifteen years of directors whose companies have committed a breach of U.K. or EU competition law.

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

Patents, Trademarks, Copyrights and Licenses

NTL does not have any material patents or copyrights nor does it believe that patents play a material role in its business. NTL owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the “ntl:” logo. NTL uses the Virgin.net name and logo in connection with the activities of its virgin.net ISP under license from Virgin Enterprises Limited.

Employees

As the management of our business is performed by NTL, we do not have any employees on our payroll. At December 31, 2005, NTL had 9,820 employees, 8,896 of whom were permanent and 924 of whom were temporary or contract. NTL believes that its relationship with its employees is generally good.

Item 1B Unresolved Staff Comments

None.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

While our interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 24, 2006, the approximate number of holders of our limited partnership interests was 5,204.

Item 6. Selected Financial Data

The following table sets forth certain financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management Discussion and Analysis appearing elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Income Statement Data:
Revenue	$38,740,331	$38,042,360	$32,772,962	$29,552,065	$28,354,653
Cost of goods sold	(10,430,813)	(11,550,360)	(10,662,169)	(10,772,887)	(12,277,725)
Selling, general and administrative expenses	(92,063)	(103,018)	(130,840)	(167,225)	(277,224)
Management fees and allocated overhead from
General Partner	(17,063,743)	(14,321,728)	(13,544,514)	(12,035,660)	(11,901,237)
Other charges	(653,559)	(602,691)	(220,329)	(1,488,502)	(2,307,942)
Depreciation	(5,882,179)	(6,621,976)	(7,460,577)	(7,595,523)	(14,629,055)
Operating income (loss)	4,617,974	4,842,587	754,533	(2,507,732)	(13,038,530)
Interest expense	(2,957,398)	(2,203,792)	(1,922,710)	(1,587,925)	(1,577,428)
Exchange gains (losses)	219,959	(143,217)	(179,033)	(162,100)	23,590
Income (loss) before minority interest	1,880,535	2,495,578	(1,347,210)	(4,257,757)	(14,592,368)
Minority interest expense	(654,656)	(94,898)	—	768,837	4,723,504
Net income (loss)	$1,225,879	$2,400,680	$(1,347,210)	$(3,488,920)	$(9,868,864)

Net income (loss) per Limited
Partnership Unit	$21.32	$41.74	$(23.43)	$(60.67)	$(171.60)
Average number of Limited
Partnership Units outstanding	56,935	56,935	56,935	56,935	56,935

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$63,195,826	$62,528,387	$61,450,329	$58,973,664	$59,167,848
Accounts payable to affiliates and related parties	64,324,939	65,398,192	66,757,685	62,691,338	58,599,365
Long-term debt	—	—	—	—	—
General Partner’s deficit	(501,583)	(513,842)	(537,849)	(524,377)	(489,488)
Limited Partners’ (deficit) capital	(656,602)	(1,870,222)	(4,246,895)	(2,913,157)	540,874
Minority interest	707,259	99,216	—	—	739,160

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at December 31, 2005 and 2004:

	December 31 2005	December 31 2004

Homes passed (1)	94,350	93,063
Homes marketable (2)	94,350	93,063
Total customers	36,975	35,643
Digital cable subscribers	21,709	22,000
Analog cable subscribers	2,332	3,137
Broadband Internet subscribers	20,078	15,275
Telephony subscribers	31,927	31,296
Penetration (homes marketable) (3)	39.0%	38.0%
Churn (4)	1.0%	1.3%

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

Customer Churn.  Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by BT, alternative internet access services, like DSL, which is offered by BT, digital satellite services offered by BSkyB and digital terrestrial television offered by Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL will be sufficient for our cash requirements in 2006. The merger transaction between NTL and Telewest has been financed with a new stock issuance, cash on hand and new financings.

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

Integration of Billing Systems. NTL’s historical growth through acquisitions resulted in it inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in its customer service processes. NTL has consolidated the number of billing systems for its residential customers from eleven at the beginning of 2003 to three currently. NTL continues to evaluate how many billing systems it will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the potential for disruption in the business from additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review and are likely to be influenced by the merger with Telewest.

Call Center Consolidation. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers have been retained and developed and are supported by four sales and customer support sites, located throughout the U.K. NTL’s call centre consolidation was completed as of December 31, 2005 at a cost of $43.1 million.

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

Foreign Currency Translation:

Our functional currency is the pound sterling, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. subsidiary have been translated using the exchange rate in effect at the balance sheet date and revenue and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

Fixed Assets:

•             Fixed assets, net, totaled $63.2 million and $62.5 million, in 2005 and 2004 respectively. Fixed assets, net are stated at cost less accumulated depreciation.

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

•     the price for the service is fixed or determinable; and

•     collectibility is reasonably assured.

Revenue is invoiced and recorded as part of a periodic billing cycle, and is recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

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

•             Installation revenue is recognized by applying the provisions of FASB Statement No. 51 Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.  Installation revenue is recognized at the time the installation has been completed to the extent that such revenue is less than direct selling costs. Installation revenue in excess of direct selling costs is deferred and amortized over the expected life of the customer’s connection.

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

Results of Operations

Years ended December 31, 2005 and 2004

We present below summarized consolidated financial information for the years ended December 31, 2005 and 2004:

	Year ended December 31,		Increase (decrease)
	2005	2004	$	%

Revenue	$38,740,331	$38,042,360	$697,971	1.8
Cost of goods sold	(10,430,813)	(11,550,360)	(1,119,547)	(9.7)
Selling, general and administrative expenses	(92,063)	(103,018)	(10,955)	(10.6)
Management fees and allocated overhead	(17,063,743)	(14,321,728)	2,742,015	19.1
Other charges	(653,559)	(602,691)	50,868	8.4
Depreciation	(5,882,179)	(6,621,976)	(739,797)	(11.2)
Operating income	4,617,974	4,842,587	(224,613)	(4.6)
Interest expense	(2,957,398)	(2,203,792)	753,606	34.2
Foreign exchange gains (losses)	219,959	(143,217)	(363,176)	—
Net income before minority interests	1,880,535	2,495,578	(615,043)	24.6
Minority interest expense	(654,656)	(94,898)	(559,758)	—
Net income	$1,225,879	$2,400,680	$(1,174,801)	48.9

Revenue

For the year ended December 31, 2005, revenue increased by 1.8% to $38.7 million from $38.0 million in 2004 and revenue expressed in pounds sterling increased by 2.5% to £21.3 million in 2005 from £20.8 million in 2004. We have increased our revenue primarily due to the increase in the number of broadband customers served by the South Herts System. At December 31, 2005, we served 20,078 broadband customers compared with 15,275 at December 31, 2004.

Expenses

Costs of goods sold.  For the year ended December 31, 2005, costs of goods sold decreased by 9.7% to $10.4 million from $11.6 million in 2004 and cost of goods sold expressed in pounds sterling decreased by 9.1% to £5.7 million in 2005 from £6.3 million in 2004. Costs of goods sold as a percentage of revenue declined to 26.9% for the year ended December 31, 2005, from 30.4% for 2004 primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services.

Selling, general and administrative expenses.  For the year ended December 31, 2005, selling, general and administrative expenses decreased by 10.6% to $92,063 from $103,018 in 2004. We have made savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs.

Management fees and allocated overhead.  For the year ended December 31, 2005, management fees and allocated overhead increased by 19.1% to $17.1 million from $14.3 million in 2004. Management fees and allocated overhead expressed in pounds sterling increased by 20.0% to £9.4 million in 2005 from £7.8 million in 2004. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity with the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns.  The increase in the amounts charged to us resulted primarily from the increase in the allocable cost base but more specifically from increases in network repair and maintenance, marketing and communications costs together with increased allowances for doubtful accounts offset by reduced levels of set-top box repair and recycling costs and lower employee costs through involuntary employee terminations at the end of 2004.

Other charges.  For the year ended December 31, 2005, other charges increased to $653,559 from $602,691 in 2004, which include restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and for employee severance and related costs in connection with the call center consolidation program.  Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.  Other charges in the year ended December 31, 2004 relate to NTL’s call center consolidation program.

Depreciation expense

For the year ended December 31, 2005, depreciation expense decreased to $5.9 million from $6.6 million in 2004. Certain assets have become fully depreciated in the year.

Interest expense

Two changes to the interest expense charging policies were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005.  Effective October 1, 2005, interest is charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner.  Also effective October 1, 2005, we are charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities.

For the year ended December 31, 2005, interest expense increased to $3.0 million from $2.2 million in 2004.  The increase in interest expense is primarily owing to the increase in the amount of non-permanent loans on which interest is charged and of allocated bank fees and deferred financing costs in the fourth quarter.  In the fourth quarter of 2005, the impact of the change in the amount of non-permanent loans on which interest is charged was $359,805 and the impact of the allocation of bank fees and deferred financing costs was $268,295, for a combined impact of $628,100.  This increase is offset by favorable exchange rate movements and a lower effective average interest rate for NTL’s cost of financing.

Exchange gains/(losses)

For the year ended December 31, 2005, foreign currency exchange gains were $219,959 as compared with a loss of $143,217 for 2004.  The change in exchange gains/losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

In 2005, we recorded a minority interest of $654,656. We record a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceed its liabilities. Until the quarter ended December 31, 2004, the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts.  In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation on the part of the minority interest to make good such losses. The minority interests charge for the year ended December 31, 2004 was $94,898, which represented 33.33% of the net assets as at that date.

Net income

For the year ended December 31, 2005, net income was $1.2 million as compared with $2.4 million in 2004 due primarily to the increase in the minority interest expense together with the increase in interest expense as described above.

Years Ended December 31, 2004 and 2003

We present below summarized consolidated financial information for the years ended December 31, 2004 and 2003:

	Year ended December 31,		Increase (decrease)
	2004	2003	$	%

Revenues	$38,042,360	$32,772,962	5,269,398	16.1%
Cost of goods sold	(11,550,360)	(10,662,169)	888,191	8.3%
Selling, general and administrative expenses	(103,018)	(130,840)	(27,822)	(21.3)%
Management fees and allocated overhead	(14,321,728)	(13,544,514)	777,214	5.7%
Other charges	(602,691)	(220,329)	382,362	173.5%
Depreciation	(6,621,976)	(7,460,577)	(838,601)	(11.2)%
Operating income (loss)	4,842,587	754,533	4,088,054	541.8%
Interest expense	(2,203,792)	(1,824,622)	379,170	20.8%
Other interest	—	(98,088)	(98,088)	(100.0)%
Foreign exchange losses	(143,217)	(179,033)	(35,816)	(20.0)%
Net income (loss) before minority interests	2,495,578	(1,347,210)	(3,842,788)	285.2%
Minority interests	(94,898)	—	(94,898)	—
Net income (loss)	$2,400,680	$(1,347,210)	(3,747,890)	278.2%

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

Expenses

Costs of goods sold.  For the year ended December 31, 2004, costs of goods sold increased by 8.3% to $11.6 million from $10.7 million in 2003 but cost of goods sold expressed in pounds sterling decreased by 3.4% to £6.3 million in 2004 from £6.5 million in 2003.  Costs of goods sold as a percentage of revenue declined to 30.4% for the year ended December 31, 2004, from 32.5% for 2003 primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services.

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

Interest expense

For the year ended December 31, 2004, interest expense increased to $2.2 million from $1.8 million in 2003. We incur interest on management fees paid on our behalf by the General Partner. The increase in interest expense is owing to the higher level of these unpaid management fees as well as foreign exchange movements.

We paid no cash interest for the years ended December 31, 2004 and 2003.

Foreign exchange losses

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

Minority Interest

 In 2004, we recorded a minority interest of $94,898. We record a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceeds its liabilities. Until the quarter ended December 31, 2004, NTL South Herts’ liabilities exceeded its assets and consequently, we had not recognized the resulting minority interest asset since such an asset would not be recoverable. Under U.K. law, the shareholders of a U.K. limited company are protected from the company’s liabilities.  The minority interests charge for the year ended December 31, 2004 represented 33.33% of the net assets as at that date.

Net Income (loss)

For the year ended December 31, 2004, net income was $2.4 million as compared with a net (loss) of $1.3 million in 2003. This change was primarily a result of the improvement in our operating performance.

Statement of Cash Flows

Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, cash provided by operating activities increased to $13.2 million from $3.3 million in 2004.

For the year ended December 31, 2005, purchase of fixed assets increased to $13.4 million from $3.3 million in 2004. Expressed in pounds sterling, the purchase of fixed assets increased to £7.3 million from £1.8 million in 2004. Purchase of fixed assets relate primarily to the transfer of Network assets from an affiliate amounting to $11.6 million together with $1.8 million fixed asset additions through customer installations, particularly broadband. The asset transfer from the affiliate was effective December 31, 2005, consequently there was no impact on the depreciation charge for the year.

Years Ended December 31, 2004 and 2003

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

Liquidity and Capital Resources

Outstanding indebtedness

We have no financing independent of NTL.  We are reliant upon the support of NTL to continue our operations. As of December 31, 2005 we had consolidated current liabilities of $64.3 million due to NTL Group companies compared with $65.4 million as of December 31, 2004.

Historically, our source of cash had been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future.  We expect that cash from our operations in 2006 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

Telewest financing

NTL obtained a total of £5.1 billion in financing to effect the merger with Telewest and pay the related fees, costs and expenses in connection therewith, to repay in full NTL’s existing senior credit facilities, repay in full the existing senior and second lien credit facilities of Telewest and to finance the ongoing working capital needs and general corporate requirements of the combined company and its subsidiaries after the merger.

Off -Balance Sheet Transactions

We have no off–balance sheet transactions as of December 31, 2005.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2005.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is $19,640 for the year ended December 31, 2005.

We have no debt other than amounts due to affiliates. As of December 31, 2005, we had approximately $64.3 million in amounts due to NTL. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by NTL. Therefore we are exposed to changes in NTL’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $530,000 for the year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-13 of this annual report and are incorporated by reference. The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$10,247,295	$9,974,629	$9,543,147	$8,975,260
Operating income	1,469,018	994,361	1,470,718	683,877
Income before minority interest	913,996	517,914	927,601	(478,976)
Minority interest	(319,979)	(162,724)	(325,757)	153,804
Net income	594,017	355,190	601,844	(325,172)
Net income per limited partnership unit	10.33	6.18	10.47	(5.65)

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$9,358,412	$9,206,782	$9,539,081	$9,938,085
Operating income	1,191,736	1,001,281	1,377,008	1,272,562
Income before minority interest	593,267	491,858	828,265	582,188
Minority interest	—	—	—	(94,898)
Net Income	593,267	491,858	828,265	487,290
Net Income per limited partnership unit	10.32	8.55	14.40	8.47

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

We are not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act.  As a result, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, as adopted by the SEC, for fiscal years ending on or after July 15, 2007.  We therefore expect to file our first internal control report certification and related attestation report when filing an Annual Report on Form 10-K for the year ending December 31, 2007.

(b)  Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                 The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	43	Director and Secretary
Robert Gale	45	Director

Robert Mackenzie

Mr. Mackenzie, age 43, has been the Secretary and Director of our General Partner since May 30, 2000 and is NTL’s Group Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society Finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 45, is the vice president—controller of NTL. He has held this position since June 17, 2003. Mr. Gale joined NTL in May 2000 from Cable & Wireless Communications plc, where he was head of finance for the ConsumerCo business acquired by NTL. In October 2000, he was appointed as group director of financial control for NTL’s UK operations. He had joined Cable & Wireless in January 1998. From 1995 to 1997, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by NTL. Between 1989 and 1995, Mr. Gale was group financial controller at TVS Entertainment PLC, a UK television broadcaster and program producer. Mr. Gale is a chartered accountant and worked for KPMG at its London office between 1981 and 1989.

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee are Charles K. Gallagher, who is its chairman and who the board of directors has determined to be an audit committee financial expert, David Elstein, George R. Zoffinger and Jeffrey D. Benjamin. The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL.

As we have no officers, directors, or employees, we have not adopted a code of ethics.  However, NTL has adopted a code of ethics for its senior executive and financial officers, which old NTL filed as exhibit 14.1 to its 2003 Form 10-K. NTL’s code of ethics establishes policies to promote honest and ethical conduct and to deter wrongdoing, including policies governing actual or apparent conflicts of interest, compliance with laws and prompt internal reporting for violations.

Item 11. Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by NTL and its affiliates and, pursuant to the terms of our Partnership Agreement, NTL and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, “Certain Relationships and Related Transactions” for a description of the relationship between us and NTL.

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

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. After completion of construction of each portion of the system, the consulting fee for the completed portion is 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2005 totaled $1,937,016.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to rent, supplies, telephone, travel and salaries of any full or part time employees.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, us, although they are not required to do so. We will be charged interest on such advances and deferred amounts. Interest charges incurred by us for the year ended December 31, 2005 amounted to $145,205.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young for services, but are allocated a proportion of the fees charged to NTL by Ernst & Young. We provide in the table below an analysis of the fees charged to NTL by Ernst & Young and allocated to us in the each of the two years ended December 31, 2005 and 2004.

	Year ended December 31,
	2005	2004

Audit fees	$68,005	$82,360
Audit-Related fees	833	6,160
Tax fees	40,390	69,510
All other fees	—	—
	$109,228	$158,030

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

All other fees.  All other fees represent the aggregate fees charged for other products and services provided by Ernst & Young.

Audit Committee’s pre-approval policies and procedures

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee are Charles K. Gallagher, who is its chairman and who the board of directors has determined to be an audit committee financial expert, David Elstein, George R. Zoffinger and Jeffrey D. Benjamin. The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  (1) Financial Statements—See list of Financial Statements on page F-1.

(2) Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3) Exhibits—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.
3.1

Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 000-19889)

3.2

Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 000-19889)

4.1	Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Form S-1, filed on May 6, 1993, File No. 33-48400)

4.2

Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 000-19889)

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

Dated:  March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name

Title

Date

/s/ ROBERT MACKENZIE	Director of ntl Directors Limited Corporate Director of	March 30, 2006
Robert Mackenzie	NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

/s/ ROBERT GALE	Director of ntl Directors Limited Corporate Director of	March 30, 2006
Robert Gale	NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*            The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are directors of ntl Directors Limited, which is a corporate director of Fawnspring Limited, the general partner of the Partnership.

FORM 10K - ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005, and 2004

and for the Years Ended December 31, 2005, 2004, and 2003

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

London, England
March 28, 2006

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

Assets
Fixed assets, net	$63,195,826	$62,528,387

Total assets	$63,195,826	$62,528,387

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$64,324,939	$65,398,192
Total liabilities	64,324,939	65,398,192

Minority interest
Minority interest	707,259	99,216

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(502,583)	(514,842)
	(501,583)	(513,842)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2005 and December 31, 2004)	48,817,997	48,817,997
Accumulated deficit	(49,474,599)	(50,688,219)
	(656,602)	(1,870,222)
Accumulated comprehensive loss	(678,187)	(584,957)
Total Partners’ deficit	(1,836,372)	(2,969,021)

Total liabilities and Partners’ deficit	$63,195,826	$62,528,387

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003

Revenues	$38,740,331	$38,042,360	$32,772,962

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(10,430,813)	(11,550,360)	(10,662,169)
Selling, general and administrative expenses	(92,063)	(103,018)	(130,840)
Management fees and allocated overhead from the General Partner	(17,063,743)	(14,321,728)	(13,544,514)
Other charges	(653,559)	(602,691)	(220,329)
Depreciation	(5,882,179)	(6,621,976)	(7,460,577)

Operating income	4,617,974	4,842,587	754,533

Other expenses
Interest payable to general partner and affiliates	(2,957,398)	(2,203,792)	(1,824,622)
Other interest charges	—	—	(98,088)
Exchange gains (losses)	219,959	(143,217)	(179,033)

Income (loss) before minority interest	1,880,535	2,495,578	(1,347,210)
Minority interest	(654,656)	(94,898)	—

Net income (loss)	$1,225,879	$2,400,680	$(1,347,210)

Allocation of net income (loss)
General Partner	$12,259	$24,007	$(13,472)
Limited Partners	1,213,620	2,376,673	(1,333,738)
Net income (loss)	$1,225,879	$2,400,680	$(1,347,210)

Net income (loss) per Limited Partnership unit	$21.32	$41.74	$(23.43)

Average number of Limited Partnership units outstanding	56,935	56,935	56,935

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2005	2004	2003

Net income (loss)	$1,225,879	$2,400,680	$(1,347,210)
Foreign currency translation adjustments	(93,230)	(62,345)	(242,472)

Comprehensive income (loss)	$1,132,649	$2,338,335	$(1,589,682)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

	Year ended December 31,
	2005	2004	2003

General Partner:
Balance, beginning of year	$(513,842)	$(537,849)	$(524,377)
Net income (loss) for the year	12,259	24,007	(13,472)
Balance, end of the year	$(501,583)	$(513,842)	$(537,849)

Limited Partners:
Balance, beginning of year	$(1,870,222)	$(4,246,895)	$(2,913,157)
Net income (loss) for the year	1,213,620	2,376,673	(1,333,738)
Balance, end of the year	$(656,602)	$(1,870,222)	$(4,246,895)

Accumulated comprehensive loss	(678,187)	(584,957)	(522,612)
Total Partners’ deficit	$(1,836,372)	$(2,969,021)	$(5,307,356)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$1,225,879	$2,400,680	$(1,347,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Exchange gains (losses)	219,959	(143,217)	(179,033)
Minority interest expense	654,656	94,898	—
Depreciation	5,882,179	6,621,976	7,460,577
Change in operating assets and liabilities:
Decrease in other assets		—	98,088
Increase (decrease) in accounts payable to affiliates and related parties	5,375,946	(12,317,456)	(7,552,428)
Net cash provided by operating activities	13,358,619	(3,343,119)	(1,520,006)

Cash flows from investing activities
Purchase of fixed assets	(13,358,619)	(3,343,119)	(1,520,006)
Net cash used in investing activities	(13,358,619)	(3,343,119)	(1,520,006)

Cash flows from financing activities
Net cash used in financing activities	—	—	—

Increase (decrease) in cash and cash equivalents		—	—
Cash and cash equivalents., beginning of year		—	—
Cash and cash equivalents, end of year	—	—	—

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2005 the income per limited partner unit amounted to $21.32.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership, and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Depreciation is provided on fixed assets at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 5-30 years for the cable network and other electronic equipment, 30 years for buildings and 3-12 years for office and other equipment. Depreciation of the capitalized construction costs begins from the time of receiving the first revenue from subscribers. Repairs and maintenance costs are charged to expense when incurred.

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

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $1,020,654, $807,228 and $551,581 in 2005, 2004 and 2003, respectively.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive’s adoption into law by the applicable EU-member country. As at December 31, 2005, the UK had not adopted the law. Management intends to evaluate the impact of this law on the Company’s results of operations or financial position as and when legislation is adopted in the UK.

4.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2005, 2004 and 2003 were $1,937,016, $1,902,118 and $1,638,649, respectively. These amounts were expensed in the Consolidated Statements of Operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2005, 2004 and 2003, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $15,126,727, $12,419,610 and $12,126,194, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the years ended December 31, 2005, 2004 and 2003, aggregated interest, bank fees and finance charges relating to non-permanent loans of $2,812,193, $2,039,277 and $1,686,284, respectively, was charged by affiliates of the General Partner, and interest on advances of $145,205, $164,515 and $138,338, respectively, was charged by an affiliate of the General Partner.

The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to NTL’s senior credit facilities allocable to the Partnership or NTL South Herts.  They have elected to recover these amounts commencing in the fourth quarter of 2005.  The impact of the change in amount of non-permanent loans on which interest is charged was $359,805 and the impact of the allocation of bank fees and deferred financing costs was $268,295 for a total impact of $628,100 which is included in the amount of aggregate interest, bank fees and finance charges above.

5.  OTHER CHARGES

Other charges in the year ended December 31, 2005 of $0.7 million mainly relate to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated.  Other charges of $0.6 million in 2004 relate to NTL’s announcement to consolidate call centers.  On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base.  Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost to NTL of $43.1 million.

Other charges in the year ended December 31, 2003, relate to the NTL’s announcements that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The charge allocated to NTL South Herts in 2003 includes employee severance and related costs of $0.2 million.

6.  FIXED ASSETS

Fixed assets consist of:

	Estimated	December 31,
	useful lives	2005	2004

Cable Network and other electrical equipment	5-30 years	$174,966,272	$147,762,516
Building and other equipment	3-30 years	7,397,187	8,152,597
		182,363,459	155,915,113
Accumulated depreciation		(119,167,633)	(93,386,726)
		$63,195,826	$62,528,387

For the year ended December 31, 2005, purchase of fixed assets totalled $13.4 million relating primarily to the transfer of Network assets from an affiliate amounting to $11.6 million together with $1.8 million fixed asset additions through customer installations, particularly broadband. The asset transfer from the affiliate was effective December 31, 2005, consequently there was no impact on the depreciation charge for the year.

7.  FINANCING

The Partnership and NTL South Herts have no indebtedness other than with NTL, accordingly the Partnership and NTL South Herts are reliant upon the support of NTL to continue their operations as a going concern.

8.  INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	5,225,464	2,034,210
Net operating loss carryforward	8,139,647	6,141,321
Total deferred tax assets	13,365,110	8,175,531
Valuation allowance	(13,365,110)	(8,175,531)
Net deferred tax assets	—	—
Net deferred tax liabilities	$—	$—

At December 31, 2005 NTL South Herts has U.K. net operating loss carry forwards of approximately $27.1 million. The U.K. net operating loss carry forwards are available for utilization in future years and do not expire. Management has established a valuation allowance against the net operating loss carry forwards on the basis that it was not more likely than not that such assets would be realized in the future.