Form 10-Q
period 2006-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2006-05-12
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐                                 Transition report pursuant to Section 13 or 15 (d) of the Securities Excange Act of 1934

For the transition period from             to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

Exact name of registrant as specified in charter

Colorado	84-1145140
State of organization	I.R.S. employer I.D.#

ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England

Address of principal executive office

011 44 1256 752000

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of limited partnership units of the registrant outstanding as of May 1, 2006 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       NTL’s failure to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and from the proposed transaction with Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the proposed transaction with Virgin Mobile;

•       NTL’s ability to achieve business plans for the combined company;

•       NTL’s ability to manage and maintain key customer relationships;

•       NTL’s ability to fund debt service obligations through operating cash flow;

•       NTL’s ability to obtain additional financing in the future and react to competitive and technological changes;

•       NTL’s ability to comply with restrictive covenants in NTL’s indebtedness agreements;

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in NTL’s Form 10-K that was filed with the SEC on March 1, 2006. We assume no obligation to update the forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning NTL’s Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) (“legacy NTL”) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) (“NTL”).

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 31, 2006 was $1.7393 per £1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31, 2006	Period End	Average(1)	High	Low
2005	1.89	1.90	1.93	1.86
2006	1.74	1.76	1.79	1.73

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

Unless we otherwise indicate, all U.S. dollar amounts as of March 31, 2006 are translated to U.S. dollars at an exchange rate of $1.7393 to £1.00, all amounts disclosed for the three months ended March 31, 2006 are based on an average exchange rate of $1.7536 to £1.00, and all amounts disclosed for the three months ended March 31, 2005 are based on an average exchange rate of $1.8904 to £1.00. All amounts disclosed as of December 31, 2005 are based on an exchange rate of $1.7188 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. The variation between the 2006 and 2005 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

Part I.  Financial information

Item 1.                        Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(see note)
Assets
Fixed assets, net	$62,540,563	$63,195,826
Total assets	$62,540,563	$63,195,826
Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$64,373,509	$64,324,939
Total liabilities	64,373,509	64,324,939
Minority interest
Minority interest	504,167	707,259
Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(507,794)	(502,583)
	(506,794)	(501,583)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2006 and December 31, 2005)	48,817,997	48,817,997
Accumulated deficit	(49,990,480)	(49,474,599)
	(1,172,483)	(656,602)
Accumulated comprehensive loss	(657,836)	(678,187)
Total Partners’ deficit	(2,337,113)	(1,836,372)
Total Liabilities and Partners’ Deficit	$62,540,563	$63,195,826

Note: The balance sheet at December 31, 2005 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues	$9,170,963	$10,247,295
Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,457,586)	(2,791,414)
Selling, general and administrative expenses	(20,615)	(21,394)
Management fees and allocated overhead from the General Partner	(4,022,996)	(4,069,032)
Other charges	(157,707)	(9,756)
Depreciation	(1,719,975)	(1,886,681)
Operating income	792,084	1,469,018
Other expenses
Interest payable to General Partner and affiliates	(1,503,059)	(585,022)
Exchange (losses) gains	(23,383)	30,000
(Loss) income before minority interest	(734,358)	913,996
Minority interest income (expense)	213,266	(319,979)
Net (loss) income	$(521,092)	$594,017
Allocation of net (loss) income
General Partner	$(5,211)	$5,940
Limited Partners	(515,881)	588,077
Net (loss) income	$(521,092)	$594,017
Net (loss) income per Limited Partnership unit	$(9.06)	$10.33
Average number of Limited Partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net (loss) income	$(521,092)	$594,017
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest (income) expense	(213,266)	319,979
Depreciation	1,719,975	1,886,681
Change in operating assets and liabilities
Decrease in accounts payable to affiliates and related parties	(681,424)	(2,489,722)
Net cash provided by operating activities	304,193	310,955
Cash flows from investing activities
Purchase of fixed assets	(304,193)	(310,955)
Net cash used in investing activities	(304,193)	(310,955)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

Organization and Business

We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the United Kingdom, or U.K.. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is  principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the United Kingdom, or U.K.. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. NTL Holdings Inc. (formerly known as NTL Inc.) indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of NTL, the ultimate parent company of the General Partner, to continue our operations as a going concern.

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2006 are not necessarily indicative of results to be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 2.   Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other comprehensive (loss) income. Our other comprehensive (loss) income consists of changes in cumulative translation adjustment. Comprehensive (loss) income comprises:

	Three months ended March 31,
	2006	2005
Net (loss) income	$(521,092)	$594,017
Foreign currency translation adjustments	(20,351)	3,359
Comprehensive (loss) income	$(541,443)	$597,376

Note 3.   Investment in Subsidiary

NTL (South Hertfordshire) Limited (“NTL South Herts”) is a U.K. corporation that owns and operates a cable television/telephone system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

NTL South Herts is owned 66.7% by the Partnership and 33.3% by NTL. NTL also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

NTL, through its subsidiaries including its interest in NTL South Herts, provides broadband internet access, telephone and television services to over 5.0  million residential customers as at March 31, 2006.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2006 and 2005 were $458,549 and $512,365 respectively. These amounts were expensed in the Consolidated Statements of Operations.

Distribution Ratios and Reimbursement

Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99% to the limited partners and 1% to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 4.   Transactions with Affiliated Parties (Continued)

as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2006 and 2005, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,564,447 and $3,556,667, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended March 31, 2006 and 2005, aggregated interest, bank fees and finance charges relating to non-permanent loans of $1,469,028 and $547,010, respectively, was charged by affiliates of the General Partner, and interest on advances of $34,031 and $38,012, respectively, was charged by an affiliate of the General Partner.

The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to NTL’s senior credit facilities allocable to the Partnership or NTL South Herts. They elected to recover these amounts commencing in the fourth quarter of 2005. The impact for the three months ended March 31, 2006, of the change in amount of non-permanent loans on which interest is charged was $725,846 and the impact of the allocation of bank fees and deferred financing costs was $410,454 for a total impact of $1,136,300 which is included in the amount of aggregate interest, bank fees and finance charges above.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated useful lives	March 31, 2006	December 31, 2005
Cable Network and other electrical equipment	5-30 years	$177,354,794	$174,966,272
Building and other equipment	3-30 years	7,475,716	7,397,187
		184,830,510	182,363,459
Accumulated depreciation		(122,289,947)	(119,167,633)
		$62,540,563	$63,195,826

Note 6.   Commitments and Contingent Liabilities

We have no significant contractual obligations and commercial commitments as of March 31, 2006.

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Homes passed(1)	94,599	94,350
Homes marketable(2)	94,599	94,350
Total customers	37,155	36,975
Digital cable subscribers	22,038	21,709
Analog cable subscribers	2,018	2,332
Broadband internet subscribers	21,472	20,078
Telephony subscribers	32,066	31,927
Penetration (homes marketable)(3)	39.3%	39.0%
Churn(4)	1.0%	1.0%

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

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by BT, alternative internet access services like DSL, which is offered by BT, digital satellite services offered by BSkyB and digital terrestrial television offered by Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL will be sufficient for our cash requirements through March 31, 2007.

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

Three months ended March 31, 2006 and 2005

We present below summarized consolidated financial information for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,			Three months ended March 31,
	2006	2005	%	2006	2005	%
Revenue	$9,170,963	$10,247,295	(10.5)	£5,229,792	£5,420,702	(3.5)
Cost of goods sold	(2,457,586)	(2,791,414)	12.0	(1,401,452)	(1,476,626)	(5.1)
Selling, general and adminstrative expenses	(20,615)	(21,394)	(3.6)	(11,756)	(11,317)	3.9
Management fees and allocated overhead	(4,022,996)	(4,069,032)	(1.1)	(2,294,136)	(2,152,471)	6.6
Other charges	(157,707)	(9,756)		(89,933)	(5,161)
Depreciation	(1,719,975)	(1,886,681)	(8.8)	(980,825)	(998,033)	(1.7)
Operating income	792,084	1,469,018	(46.1)	451,690	777,094	(41.9)
Interest expense	(1,503,059)	(585,022)	156.9	(857,127)	(309,470)	177.0
Exchange gains (losses)	(23,383)	30,000	(177.9)	(13,334)	15,870	(184.0)
Net (loss) income before minority interests	(734,358)	913,996	(180.3)	(418,771)	483,494	(186.6)
Minority interests	213,266	(319,979)	166.6	121,616	(169,265)	171.8
Net (loss) income	$(521,092)	$594,017	(187.7)	£(297,155)	£314,229	(194.6)

Revenue

For the three months ended March 31, 2006, revenue decreased by 10.5% to $9.2 million from $10.2 million in 2005 and revenue expressed in pounds sterling decreased by 3.5% to £5.2 million in 2006 from £5.4 million in 2005. The decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers served by the South Herts system to 21,472 at March 31, 2006 compared with 16,234 at March 31, 2005.

Expenses

Costs of goods sold.   For the three months ended March 31, 2006, costs of goods sold decreased by 12.0% to $2.5 million from $2.8 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 5.1% to £1.4 million in 2006 from £1.5 million in 2005. The reduction in cost of sales is primarily due to reduced customer demand and activity. Costs of goods sold as a percentage of revenue declined to 26.8% for the three months ended March 31, 2006, from 27.2% for 2005 due to the increased number of broadband subscribers.

Selling, general and administrative expenses.   For the three months ended March 31, 2006, selling, general and administrative expenses decreased slightly to $20,615 from $21,394 in 2005 due to the increased number of broadband subscribers.

Management fees and allocated overhead.   For the three months ended March 31, 2006, management fees and allocated overhead decreased by 1.1% to $4.0 million from $4.1 million in 2005 but management fees and allocated overhead expressed in pounds sterling increased by 6.6% to £2.3 million in 2006 from £2.2 million in 2005. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns.

Other charges.   For the three months ended March 31, 2006, other charges increased to $157,707 from $9,756 in 2005. Other charges in the three months ended March 31, 2006 included restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. For the three months ended March 31, 2005 other charges comprised employee severance and related costs in connection with the call center consolidation program. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended March 31, 2006, depreciation expense decreased to $1.7 million from $1.9 million in 2005 mainly due to foreign exchange movement.

Interest expense

For the three months ended March 31, 2006, interest expense increased to $1,503,059 from $585,022 in 2005.

We paid no cash interest for the three months ended March 31, 2006 and 2005.

Two changes to the interest expense charging policies were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest has been charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner. Also from October 1, 2005, we have been charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities.

Exchange (losses) gains

For the three months ended March 31, 2006, foreign currency exchange losses were $23,383 as compared with gains of $30,000 for 2005. The change in exchange gains/(losses) is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

As of March 31, 2006, NTL South Herts’ assets exceeded its liabilities and we have therefore recognized a minority interest credit of $213,266 representing a 33.3% share of NTL South Herts’ net loss for the three months ended March 31, 2006. For the three months ended March 31, 2005 we recognized a minority interest charge of $319,979.

Net (loss) income

For the three months ended March 31, 2006, net loss was $521,092 as compared with net income of $594,017 in 2005 primarily due to the increase in interest expense and reduction in revenue described above.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2006, we generated $304,193 from our operating activities compared with $310,955 in the three months ended March 31, 2005, and used it to purchase fixed assets including customers installations. Our cash provided by operating activities has decreased primarily due to repayment of amounts due to affiliates.

Liquidity and Capital Resources

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of March 31, 2006, we had consolidated current liabilities of $64.4 million due to NTL group companies compared with $64.3 million as of December 31, 2005.

Historically, our principle source of cash was the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

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

Off-Balance Sheet Transactions

As of March 31, 2006, we had no off-balance sheet transactions.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is approximately $6,000 for the three months ended March 31, 2006.

We have no debt other than amounts due to affiliates. As of March 31, 2006, we had approximately $64.4 million in amounts due to NTL. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by NTL. Therefore we are exposed to changes in NTL’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $154,000 for the three months ended March 31, 2006.

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

(b)   Changes in Internal Control Over Financial Reporting.   On March 3, 2006, legacy NTL completed the reverse acquisition of Telewest. As a consequence of the integration of the legacy NTL and legacy Telewest businesses, NTL expects to make material changes to its internal control over financial reporting and we will disclose all material changes resulting from this transaction in our future quarterly and annual reports. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  May 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of ntl Directors Limited, Corporate	May 12, 2006
Robert Mackenzie	director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
/s/ ROBERT GALE	Director of ntl Directors Limited, Corporate	May 12, 2006
Robert Gale	director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.