Form 10-Q
period 2006-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2006-08-09
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of limited partnership units of the registrant outstanding as of August 1, 2006 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       NTL’s ability to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the acquisition of Virgin Mobile;

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in the Form 10-K of NTL Holdings Inc. (then known as NTL Incorporated) that was filed with the SEC on March 1, 2006. We assume no obligation to update the forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning NTL’s Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) (“legacy NTL”) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) (“NTL”).

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on June 30, 2006 was $1.8491 per £1.00.

	U.S. Dollars per £1.00
Six months ended June 30	Period End	Average(1)	High	Low
2005	1.79	1.87	1.84	1.79
2006	1.85	1.80	1.89	1.73

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

Unless we otherwise indicate, all U.S. dollar amounts as of June 30, 2006 are translated to U.S. dollars at an exchange rate of $1.8491 to £1.00, all amounts disclosed for the six months ended June 30, 2006 are based on an average exchange rate of $1.7902 to £1.00, and all amounts disclosed for the six months ended June 30, 2005 are based on an average exchange rate of $1.8737 to £1.00. All amounts disclosed as of December 31, 2005 are based on an exchange rate of $1.7188 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended June 30, 2006 and 2005 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2006 and 2005 from the U.S. dollar converted financial result for the six months ended June 30, 2006 and 2005, respectively. The variation between the 2006 and 2005 exchange rates has impacted the dollar comparisons.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

Part I. Financial information

Item 1.                        Financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(see note)
Assets
Fixed assets, net	$65,225,002	$63,195,826
Total assets	$65,225,002	$63,195,826
Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$67,916,035	$64,324,939
Total liabilities	67,916,035	64,324,939
Minority interest
Minority interest	284,830	707,259
Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(514,747)	(502,583)
	(513,747)	(501,583)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2006 and December 31, 2005)	48,817,997	48,817,997)
Accumulated deficit	(50,678,832)	(49,474,599
	(1,860,835)	(656,602)
Accumulated comprehensive loss	(601,281)	(678,187)
Total Partners’ deficit	(2,975,863)	(1,836,372)
Total Liabilities and Partners’ Deficit	$65,225,002	$63,195,826

Note: The balance sheet at December 31, 2005 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$9,664,617	$9,974,629	$18,835,580	$20,221,924
Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,516,703)	(2,732,285)	(4,974,289)	(5,523,699)
Selling, general and administrative expenses	(25,015)	(23,610)	(45,630)	(45,004)
Management fees and allocated overhead from the General Partner	(4,482,599)	(4,763,382)	(8,505,595)	(8,832,414)
Other charges	(240,430)	(20,030)	(398,137)	(29,786)
Depreciation	(1,770,911)	(1,440,961)	(3,490,886)	(3,327,642)
Operating income	628,959	994,361	1,421,043	2,463,379
Other expenses
Interest payable to General Partner and affiliates	(1,445,781)	(582,837)	(2,948,840)	(1,167,859)
Exchange (losses) gains	(126,099)	106,390	(149,482)	136,390
(Loss) income before minority interest	(942,921)	517,914	(1,677,279)	1,431,910
Minority interest income (expense)	247,616	(162,724)	460,882	(482,703)
Net (loss) income	$(695,305)	$355,190	$(1,216,397)	$949,207
Allocation of net (loss) income
General Partner	$(6,953)	$3,552	$(12,164)	$9,492
Limited Partners	(688,352)	351,638	(1,204,233)	939,715
Net (loss) income	$(695,305)	$355,190	$(1,216,397)	$949,207
Net (loss) income per Limited Partnership unit	$(12.09)	$6.18	$(21.15)	$16.51
Average number of Limited Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net (loss) income	$(1,216,397)	$949,207
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest (income) expense	(460,882)	482,703
Depreciation	3,490,886	3,327,642
Change in operating assets and liabilities
Decrease in accounts payable to affiliates and related parties	(968,289)	(4,167,632)
Net cash provided by operating activities	845,318	591,920
Cash flows from investing activities
Purchase of fixed assets	(845,318)	(591,920)
Net cash used in investing activities	(845,318)	(591,920)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

We, as well as NTL, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or NTL file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U. S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2006 are not necessarily indicative of results to be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 2.   Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other comprehensive (loss) income. Our other comprehensive (loss) income consists of changes in cumulative translation adjustment. Comprehensive (loss) income comprises:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(695,305)	$355,190	$(1,216,397)	$949,207
Foreign currency translation adjustments	(56,556)	50,962	(76,906)	54,321
Comprehensive (loss) income	$(751,861)	$406,152	$(1,293,303)	$1,003,528

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

NTL, through its subsidiaries including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 5.0 million residential on-net customers as at June 30, 2006.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended June 30, 2006 and 2005 were $483,230 and $498,731. Consulting fees paid or payable by NTL South Herts for the six months ended June 30, 2006 and 2005 were $941,779 and $1,011,096, respectively. These amounts were expensed in the Consolidated Statements of Operations.

Distribution Ratios and Reimbursement

Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99% to the limited

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 4.   Transactions with Affiliated Parties (Continued)

partners and 1% to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners’ capital is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance on its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2006 and 2005, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,999,369 and $4,264,651 respectively. During the six months ended June 30, 2006 and 2005, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $7,563,816 and $7,821,318 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended June 30, 2006 and 2005, aggregated interest, bank fees and finance charges relating to non-permanent loans of $1,413,353 and $546,330, respectively, was charged by affiliates of the General Partner. For the six months ended June 30, 2006 and 2005, aggregated interest, bank fees and finance charges relating to non-permanent loans of $2,882,381 and $1,093,340, respectively, was charged by affiliates of the General Partner. The General Partner charged interest on advances for the three months ended June 30, 2006 and 2005 of $32,428 and $36,507, respectively. For the six months ended June 30, 2006 and 2005 the General Partner charged interest on advances of $66,459 and $74,519, respectively.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated useful lives	June 30, 2006	December 31, 2005
Cable network and other electrical equipment	5-30 years	$189,103,369	$174,966,272
Building and other equipment	5-30 years	7,896,324	7,397,187
		196,999,693	182,363,459
Accumulated depreciation		(131,774,691)	(119,167,633)
		$65,225,002	$63,195,826

Note 6.   Commitments and Contingent Liabilities

We have no significant contractual obligations and commercial commitments as of June 30, 2006.

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

The principal components of our expenses other than interest include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, like rent, utilities and rates; and allowances for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Homes passed(1)	94,653	94,350
Homes marketable(2)	94,653	94,350
Total customers	36,923	36,975
Digital cable subscribers	22,551	21,709
Analog cable subscribers	1,598	2,332
Broadband internet subscribers	22,096	20,078
Telephony subscribers	31,981	31,927
Penetration (homes marketable)(3)	39.0%	39.0%
Churn(4)	1.4%	1.0%

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

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL will be sufficient for our cash requirements through June 30, 2007.

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

Three months ended June 30, 2006 and 2005

We present below summarized consolidated financial information for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,			Three months ended June 30,
	2006	2005	%	2006	2005	%
Revenue	$9,664,617	$9,974,629	(3.1)	£5,291,703	£5,371,807	(1.5)
Cost of goods sold	(2,516,703)	(2,732,285)	(7.9)	(1,377,170)	(1,471,391)	(6.4)
Selling, general and adminstrative expenses	(25,015)	(23,610)	6.0	(13,733)	(12,702)	8.1
Management fees and allocated overhead	(4,482,599)	(4,763,382)	(5.9)	(2,457,062)	(2,561,418)	(4.1)
Other charges	(240,430)	(20,030)	1,100.3	(132,465)	(10,736)	1,133.8
Depreciation	(1,770,911)	(1,440,961)	22.9	(969,173)	(777,941)	24.6
Operating income	628,959	994,361	(36.7)	342,100	537,619	(36.4)
Interest expense	(1,445,781)	(582,837)	148.1	(790,086)	(313,820)	151.8
Exchange (losses) gains	(126,099)	106,390	(218.5)	(70,166)	56,922	(223.3)
Net (loss) income before minority interests	(942,921)	517,914	(282.1)	(518,152)	280,721	(284.6)
Minority interests	247,616	(162,724)		135,831	(88,355)
Net (loss) income	$(695,305)	$355,190	(295.8)	£(382,321)	£192,366	(298.7)

Revenue

For the three months ended June 30, 2006, revenue decreased by 3.1% to $9.7 million from $10.0 million in 2005 and revenue expressed in pounds sterling decreased by 1.5% to £5.3 million in 2006 from £5.4 million in 2005. The decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband  subscribers served by the South Herts system to 22,096 at June 30, 2006 compared with 17,267 at June 30, 2005.

Expenses

Costs of goods sold.   For the three months ended June 30, 2006, costs of goods sold decreased by 7.9% to $2.5 million from $2.7 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 6.4% to £1.4 million in 2006 from £1.5 million in 2005. Costs of goods sold as a percentage of revenue declined to 26.0% for the three months ended June 30, 2006, from 27.4% for 2005 due to the increased number of broadband subscribers.

Selling, general and administrative expenses.   For the three months ended June 30, 2006, selling, general and administrative expenses increased slightly to $25,015 or £13,733 from $23,610 or £12,702 in 2005.

Management fees and allocated overhead.   For the three months ended June 30, 2006, management fees and allocated overhead decreased by 5.9% to $4.5 million from $4.8 million in 2005, and management fees and allocated overhead expressed in pounds sterling decreased by 4.1% to £2.5 million in 2006 from £2.6 million in 2005. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns.

Other charges.   For the three months ended June 30, 2006, other charges increased to $240,430 from $20,030 in 2005. Other charges in the three months ended June 30, 2006 included restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. For the three months ended June 30, 2005 other charges comprised employee severance and related costs in connection with the call center consolidation program. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended June 30, 2006, depreciation expense increased to $1.8 million from $1.4 million in 2005 due to network assets transferred from an affiliate as at December 31, 2005, together with increased capital spend on premise equipment for new customers offset by foreign exchange movement.

Interest expense

For the three months ended June 30, 2006, interest expense increased to $1,445,781 from $582,837 in 2005. This increase is due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest has been charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner. Also from October 1, 2005, we have been charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities. We paid no cash interest for the three months ended June 30, 2006 and 2005.

Exchange (losses) gains

For the three months ended June 30, 2006, foreign currency exchange losses were $126,099 as compared with gains of $106,390 for 2005. The change in exchange gains/(losses) is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

As of June 30, 2006, NTL South Herts’ assets exceeded its liabilities and we have therefore recognized a minority interest credit of $247,616 representing a 33.3% share of NTL South Herts’ net loss for the three months ended June 30, 2006. For the three months ended June 30, 2005 we recognized a minority interest charge of $162,724.

Net (loss) income

For the three months ended June 30, 2006, net loss was $695,305 as compared with net income of $355,190 in 2005 primarily due to the increase in interest expense and reduction in revenue described above.

Six months ended June 30, 2006 and 2005

We present below summarized consolidated financial information for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,			Six months ended June 30,
	2006	2005	%	2006	2005	%
Revenue	$18,835,580	$20,221,924	(6.9)	£10,521,495	£10,792,509	(2.5)
Cost of goods sold	(4,974,289)	(5,523,699)	(9.9)	(2,778,622)	(2,948,017)	(5.7)
Selling, general and adminstrative expenses	(45,630)	(45,004)	1.4	(25,489)	(24,019)	6.1
Management fees and allocated overhead	(8,505,595)	(8,832,414)	(3.7)	(4,751,198)	(4,713,889)	0.8
Other charges	(398,137)	(29,786)	1,236.7	(222,398)	(15,897)	1,299.0
Depreciation	(3,490,886)	(3,327,642)	4.9	(1,949,998)	(1,775,974)	9.8
Operating income	1,421,043	2,463,379	(42.3)	793,790	1,314,713	(39.6)
Interest expense	(2,948,840)	(1,167,859)	152.5	(1,647,213)	(623,290)	164.3
Exchange gains (losses)	(149,482)	136,390	(209.6)	(83,500)	72,792	(214.7)
Net (loss) income before minority interests	(1,677,279)	1,431,910	(217.1)	(936,923)	764,215	(222.6)
Minority interests	460,882	(482,703)		257,447	(257,620)
Net (loss) income	$(1,216,397)	$949,207	(228.1)	£(679,476)	£506,595	(234.1)

Revenue

For the six months ended June 30, 2006, revenue decreased by 6.9% to $18.8 million from $20.2 million in 2005 and revenue expressed in pounds sterling decreased by 2.5% to £10.5 million in 2006 from £10.8 million in 2005. The decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers served by the South Herts system to 22,096 at June 30, 2006 compared with 17,267 at June 30, 2005.

Expenses

Costs of goods sold.   For the six months ended June 30, 2006, costs of goods sold decreased by 9.9% to $5.0 million from $5.5 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 5.7% to £2.8 million in 2006 from £2.9 million in 2005. The reduction in cost of sales is primarily a reflection of reduced revenue. Costs of goods sold as a percentage of revenue declined to 26.4% for the six months ended June 30, 2006, from 27.3% for 2005 due to the increased number of broadband subscribers.

Selling, general and administrative expenses.   For the six months ended June 30, 2006, selling, general and administrative expenses increased slightly to $45,630, or £25,489, from $45,004, or £24,019, in 2005 due to the increased number of broadband subscribers.

Management fees and allocated overhead.   For the six months ended June 30, 2006, management fees and allocated overhead decreased by 3.7% to $8.5 million from $8.8 million in 2005 but management fees and allocated overhead expressed in pounds sterling increased by 0.8% to £4.8 million in 2006 from £4.7 million in 2005. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

The General Partner considers this to be a fair and reasonable method as management as an integral part of a larger group to reap benefits of synergy maximizes returns.

Other charges.   For the six months ended June 30, 2006, other charges increased to $398,137 from $29,786 in 2005. Other charges in the six months ended June 30, 2006 included restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. For the six months ended June 30, 2005 other charges comprised employee severance and related costs in connection with the call center consolidation program. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the six months ended June 30, 2006, depreciation expense increased to $3.5 million from $3.3 million in 2005 due to increased capital spend on premise equipment for new customers offset by foreign exchange movement.

Interest expense

For the six months ended June 30, 2006, interest expense increased to $2,948,840 from $1,167,859 in 2005. This increase is due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest has been charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner. Also from October 1, 2005, we have been charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities. We paid no cash interest for the six months ended June 30, 2006 and 2005.

Exchange (losses) gains

For the six months ended June 30, 2006, foreign currency exchange losses were $149,482 as compared with gains of $136,390 for 2005. The change in exchange (losses)/gains is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

As of June 30, 2006, NTL South Herts’ assets exceeded its liabilities and we have therefore recognized a minority interest credit of $460,882 representing a 33.3% share of NTL South Herts’ net loss for the six months ended June 30, 2006. For the six months ended June 30, 2005 we recognized a minority interest charge of $482,703.

Net (loss) income

For the six months ended June 30, 2006, net loss was $1,216,397 as compared with net income of $949,207 in 2005 primarily due to the increase in interest expense and reduction in revenue described above.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2006, we generated $845,318 from our operating activities compared with $591,920 in the six months ended June 30, 2005, and used it to purchase fixed assets including customers installations. Our cash provided by operating activities has increased primarily due to the increase in the amount due to affiliates. A significant proportion of the accounts payable to affiliates is transacted in pounds sterling translated at closing rates for balance sheets, whereas the movement in the accounts payable to affiliates in the cash flow statement is translated at the average rate for the period, consequently this value does not equate to the movement between the balances on the opening and closing balance sheets. When the rates vary significantly between the opening and closing positions, or when the average rate varies significantly from the closing rates, the impact of foreign exchange will also be significant.

Liquidity and Capital Resources

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of June 30, 2006, we had consolidated current liabilities of $67.9 million due to NTL group companies compared with $64.3 million as of December 31, 2005.

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

Off-Balance Sheet Transactions

As of June 30, 2006, we had no off-balance sheet transactions.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling/U.S. dollar exchange rate is approximately $14,000 for the six months ended June 30, 2006.

We have no debt other than amounts due to affiliates. As of June 30, 2006, we had approximately $67.9 million in amounts due to NTL. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by NTL. Therefore we are exposed to changes in NTL’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $313,000 for the six months ended June 30, 2006.

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

Dated:  August 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert Mackenzie	Director of ntl Directors Limited, Corporate	August 9, 2006
Robert Mackenzie	director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
/s/ Robert Gale	Director of ntl Directors Limited, Corporate	August 9, 2006
Robert Gale	director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.