Form 10-Q
period 2006-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2006-11-14
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of limited partnership units of the registrant outstanding as of November 9, 2006 was 56,935.

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

•	NTL Incorporated’s or NTL’s ability to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•	rates of success of NTL in executing, managing and integrating key acquisitions, including the merger with Telewest and the acquisition of Virgin Mobile;

•	NTL’s ability to achieve business plans for the combined company;

•	NTL’s ability to manage and maintain key customer relationships;

•	NTL’s ability to fund debt service obligations through operating cash flow;

•	NTL’s ability to obtain additional financing in the future and react to competitive and technological changes;

•	NTL’s ability to comply with restrictive covenants in NTL’s indebtedness agreements;

•	NTL’s ability to control customer churn;

•	NTL’s ability to compete with a range of other communications and content providers;

•	the effect of technological changes on NTL’s businesses;

•	the functionality or market acceptance of new products that NTL may introduce;

•	possible losses in revenues due to systems failures;

•	NTL’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•	NTL’s reliance on single-source suppliers for some equipment and software;

•	NTL’s ability to provide attractive programming at a reasonable cost; and

•	the extent to which NTL’s future earnings will be sufficient to cover its fixed charges.

These and other factors are discussed in more detail under Item 1A., “Risk Factors” and elsewhere in the Form 10-K of NTL Holdings Inc. (then known as NTL Incorporated) that was filed with the SEC on March 1, 2006 and NTL Incorporated’s Forms 10Q filed with the SEC on May 10, 2006, August 9, 2006 and November 9, 2006. We assume no obligation to update the forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning NTL’s Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) (“legacy NTL”) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) (“NTL”).

In this quarterly report, unless the context otherwise requires, the terms “we”, “us”, “our” and “the partnership” refers to NTL (South Hertfordshire) Limited (“NTL South Herts”). NTL is the ultimate parent company of the General Partner.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on September 30, 2006 was $1.8716 per £1.00.

	U.S. Dollars per £1.00
Nine months ended September 30	Period End	Average(1)	High	Low
2005	1.77	1.84	1.93	1.71
2006	1.87	1.82	1.91	1.73

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

Unless we otherwise indicate, all U.S. dollar amounts as of September 30, 2006 are translated to U.S. dollars at an exchange rate of $1.8716 to £1.00, all amounts disclosed for the nine months ended September 30, 2006 are based on an average exchange rate of $1.8182 to £1.00, and all amounts disclosed for the nine months ended September 30, 2005 are based on an average exchange rate of $1.8438 to £1.00.  All amounts disclosed as of December 31, 2005 are based on an exchange rate of $1.7188 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended September 30, 2006 and 2005 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2006 and 2005 from the U.S. dollar converted financial result for the nine months ended September 30, 2006 and 2005, respectively. The variation between the 2006 and 2005 exchange rates has impacted the dollar comparisons.

Part I.  Financial information

Item 1.                          Financial statements

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(see note)

Assets
Fixed assets, net	$64,325,258	$63,195,826

Total assets	$64,325,258	$63,195,826

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$68,003,918	$64,324,939
Total liabilities	68,003,918	64,324,939

Minority interest
Minority interest	—	707,259

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(521,813)	(502,583)
	(520,813)	(501,583)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2006 and December 31, 2005)	48,817,997	48,817,997
Accumulated deficit	(51,378,399)	(49,474,599)
	(2,560,402)	(656,602)
Accumulated comprehensive loss	(597,445)	(678,187)
Total Partners’ deficit	(3,678,660)	(1,836,372)

Total Liabilities and Partners’ Deficit	$64,325,258	$63,195,826

Note: The balance sheet at December 31, 2005 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$9,922,154	$9,543,147	$28,757,734	$29,765,071

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,528,392)	(2,461,892)	(7,502,681)	(7,985,591)
Selling, general and administrative expenses	(20,076)	(23,699)	(65,706)	(68,703)
Management fees and allocated overhead from the General Partner	(4,404,489)	(4,131,305)	(12,910,084)	(12,963,719)
Other charges	(616,954)	(88,578)	(1,015,091)	(118,364)
Depreciation	(1,781,727)	(1,366,955)	(5,272,613)	(4,694,597)

Operating income	570,516	1,470,718	1,991,559	3,934,097

Other expenses
Interest payable to General Partner and affiliates	(1,538,286)	(569,321)	(4,487,126)	(1,737,180)
Exchange (losses) gains	(26,101)	26,204	(175,582)	162,594

(Loss) income before minority interest	(993,871)	927,601	(2,671,149)	2,359,511
Minority interest income (expense)	287,237	(325,757)	748,119	(808,460)

Net (loss) income	$(706,634)	$601,844	$(1,923,030)	$1,551,051

Allocation of net (loss) income
General Partner	$(7,066)	$6,018	$(19,230)	$15,511
Limited Partners	(699,568)	595,826	(1,903,800)	1,535,540
Net (loss) income	$(706,634)	$601,844	$(1,923,030)	$1,551,051

Net (loss) income per Limited Partnership unit	$(12.29)	$10.47	$(33.44)	$26.97

Average number of Limited
Partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2006	2005

Cash flows from operating activities
Net (loss) income	$(1,923,030)	$1,551,051
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest (income) expense	(748,119)	808,460
Depreciation	5,272,613	4,694,597
Change in operating assets and liabilities
Decrease in accounts payable to affiliates and related parties	(1,656,241)	(5,850,620)
Net cash provided by operating activities	945,223	1,203,488

Cash flows from investing activities
Purchase of fixed assets	(945,223)	(1,203,488)
Net cash used in investing activities	(945,223)	(1,203,488)

Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U. S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. Generally Accepted Accounting Principles  for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.   Comprehensive (Loss) Income

Comprehensive (loss) income comprises (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net (loss) income	($706,634)	$601,844	($1,923,030)	$1,551,051
Foreign currency translation adjustments	(3,836)	25,914	(80,742)	80,235
Comprehensive (loss) income	($710,470)	$627,758	($2,003,772)	$1,631,286

Note 3.   Investment in Subsidiary

NTL South Herts is a U.K. corporation that owns and operates a cable television/telephone system in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

NTL South Herts is owned 66.7% by the Partnership and 33.3% by NTL. NTL also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to NTL or to other affiliates.

NTL, through its subsidiaries including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 5.0 million residential on-net customers as at September 30, 2006.

Note 4.   Transactions with Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended September 30, 2006 and 2005 were $496,108 and $477,157. Consulting fees paid or payable by NTL South Herts for the nine months ended September 30, 2006 and 2005 were $1,437,887 and $1,488,253, respectively. These amounts were expensed in the Consolidated Statements of Operations.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2006 and 2005, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,908,381 and $3,654,148 respectively.  During the nine months ended September 30, 2006 and 2005, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $11,472,197 and $11,475,466 respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended September 30, 2006 and 2005, aggregated interest, bank fees and finance charges relating to non-permanent loans of $1,502,121 and $533,673, respectively, was charged by affiliates of the General Partner.  For the nine months ended September 30, 2006 and 2005, aggregated interest, bank fees and finance charges relating to non-permanent loans of $4,384,502 and $1,627,013, respectively, was charged by affiliates of the General Partner. The General Partner charged interest on advances for the three months ended September 30, 2006 and 2005 of $36,165 and $35,647, respectively. For the nine months ended September 30, 2006 and 2005, the General Partner charged interest on advances of $102,624 and $110,166, respectively.

Note 5.   Fixed Assets

Fixed assets consist of:

	Estimated	September 30,	December 31,
	useful lives	2006	2005
		(unaudited)

Cable network and other electrical equipment	5-30 years	$191,493,677	$174,966,272
Building and other equipment	5-30 years	7,982,514	7,397,187
		199,476,191	182,363,459
Accumulated depreciation		(135,150,933)	(119,167,633)
		$64,325,258	$63,195,826

Note 6.   Commitments and Contingent Liabilities

We have no significant contractual obligations and commercial commitments as of September 30, 2006.

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

Selected Operating Data

We set forth in the following table certain data concerning our franchise at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Homes passed (1)	96,663	94,350
Homes marketable (2)	96,663	94,350
Total customers	36,214	36,975
Digital cable subscribers	22,717	21,709
Analog cable subscribers	865	2,332
Broadband internet subscribers	22,522	20,078
Telephony subscribers	31,434	31,927
Penetration (homes marketed) (3)	37.5%	39.0%
Churn (4)	1.7%	1.0%

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

(4)             Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within a quarter.

Factors Affecting our Business

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors. We are presently aligning our credit policies, which will also increase churn in the short-term.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by British Telecom (“BT”) and local loop unbundlers, alternative internet access services like DSL, which is offered by BT, satellite television services offered by BSkyB and digital terrestrial television offered through Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash from operations and cash from NTL will be sufficient for our cash requirements through September 30, 2007.

Currency Movements.   Because revenue and expenses from our principal operations are denominated primarily in pounds sterling but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations, which are unrelated to our underlying results of operations.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

Integration.   NTL is presently integrating our legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditure and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, NTL is consolidating its billing platforms, including ours, over the next twelve months. While these integration efforts are presently on track, any issues that may arise in connection with the integration could have a material negative effect on our financial performance.

Three months ended September 30, 2006 and 2005

We present below summarized consolidated financial information for the three months ended September 30, 2006 and 2005:

	Three months ended			Three months ended
	September 30,			September 30,
	2006	2005	%	2006	2005	%

Revenue	$9,922,154	$9,543,147	4.0	£5,295,970	£5,350,821	(1.0)
Cost of goods sold	(2,528,392)	(2,461,892)	2.7	(1,348,038)	(1,383,034)	(2.5)
Selling, general and adminstrative expenses	(20,076)	(23,699)	(15.3)	(10,651)	(13,243)	(19.6)
Management fees and allocated overhead	(4,404,489)	(4,131,305)	6.6	(2,349,668)	(2,317,090)	1.4
Other charges	(616,954)	(88,578)	596.5	(335,927)	(48,299)	595.5
Depreciation	(1,781,727)	(1,366,955)	30.3	(950,070)	(770,179)	23.4
Operating income	570,516	1,470,718	(61.2)	301,616	818,976	(63.2)
Interest expense	(1,538,286)	(569,321)	170.2	(820,817)	(318,884)	157.4
Exchange (losses) gains	(26,101)	26,204	(199.6)	(13,075)	15,393	(184.9)
Net (loss) income before minority interests	(993,871)	927,601	(207.1)	(532,276)	515,485	(203.3)
Minority interests	287,237	(325,757)	—	154,037	(180,855)	—
Net (loss) income	$(706,634)	$601,844	(217.4)	£(378,239)	£334,630	(213.0)

Revenue

For the three months ended September 30, 2006, revenue increased by 4.0% to $9.9 million from $9.5 million in 2005 and revenue expressed in pounds sterling decreased by 1.0% to £5.3 million in 2006 from £5.4 million in 2005. The sterling decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband  subscribers served by the South Herts system to 22,522 at September 30, 2006 compared with 18,887 at September 30, 2005.

Expenses

Costs of goods sold.   For the three months ended September 30, 2006, costs of goods sold increased by 2.7% to $2.5 million from $2.4 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 2.5% to £1.348 million in 2006 from £1.383 million in 2005. Costs of goods sold as a percentage of revenue declined to 25.5% for the three months ended September 30, 2006, from 25.8% for 2005 due to the increased number of broadband subscribers.

Selling, general and administrative expenses.   For the three months ended September 30, 2006, selling, general and administrative expenses decreased to $20,076 or £10,651 from $23,699 or £13,243 in 2005.

Management fees and allocated overhead.   For the three months ended September 30, 2006, management fees and allocated overhead increased by 6.6% to $4.4 million from $4.1 million in 2005, and management fees and allocated overhead expressed in pounds sterling increased by 1.4% to £2.4 million in 2006 from £2.3 million in 2005. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.  The General Partner considers this to be a fair and reasonable method as operating as an integral part of a larger group reaps benefits of economies of scale.

Other charges.   For the three months ended September 30, 2006, other charges increased to $616,954 from $88,578 in 2005. Other charges in the three months ended September 30, 2006 included restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. For the three months ended September 30, 2005, other charges comprised employee severance and related costs in connection with the call center consolidation program. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended September 30, 2006, depreciation expense increased to $1.8 million from $1.4 million in 2005 due to network assets transferred from an affiliate as at December 31, 2005, together with increased capital spend on premise equipment for new customers offset, by foreign exchange movement.

Interest expense

For the three months ended September 30, 2006, interest expense increased to $1,538,286 from $569,321 in 2005. This increase is due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest has been charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner. Also from October 1, 2005, we have been charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities.  We paid no cash interest for the three months ended September 30, 2006 and 2005.

Exchange (losses) gains

For the three months ended September 30, 2006, foreign currency exchange losses were $26,101 as compared with gains of $26,204 for 2005. The change in exchange (losses)/gains is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For the three months ended September 30, 2006, we have recognized a minority interest income of $287,237 representing a 33.3% share of NTL South Herts’ net loss for the three months ended September 30, 2006 up to the point that the cumulative minority interest liability became zero. For the three months ended September 30, 2005, we recognized a minority interest charge of $325,757.

Net (loss) income

For the three months ended September 30, 2006, net loss was $706,634 as compared with net income of $601,844 in 2005 primarily due to the increase in interest expense, and other charges.

Nine months ended September 30, 2006 and 2005

We present below summarized consolidated financial information for the nine months ended September 30, 2006 and 2005:

	Nine months ended			Nine months ended
	September 30,			September 30,
	2006	2005	%	2006	2005	%

Revenue	$28,757,734	$29,765,071	(3.4)	£15,817,465	£16,143,330	(2.0)
Cost of goods sold	(7,502,681)	(7,985,591)	(6.0)	(4,126,660)	(4,331,051)	(4.7)
Selling, general and adminstrative expenses	(65,706)	(68,703)	(4.4)	(36,140)	(37,262)	(3.0)
Management fees and allocated overhead	(12,910,084)	(12,963,719)	(0.4)	(7,100,866)	(7,030,979)	1.0
Other charges	(1,015,091)	(118,364)	757.6	(558,325)	(64,196)	769.7
Depreciation	(5,272,613)	(4,694,597)	12.3	(2,900,068)	(2,546,153)	13.9
Operating income	1,991,559	3,934,097	(49.4)	1,095,406	2,133,689	(48.7)
Interest expense	(4,487,126)	(1,737,180)	158.3	(2,468,030)	(942,174)	162.0
Exchange gains (losses)	(175,582)	162,594	n/a	(96,575)	88,185	n/a
Net (loss) income before minority interests	(2,671,149)	2,359,511	(213.2)	(1,469,199)	1,279,700	(214.8)
Minority interests	748,119	(808,460)	—	411,484	(438,475)	—
Net (loss) income	$(1,923,030)	$1,551,051	(224.0)	£(1,057,715)	£841,225	(225.7)

Revenue

For the nine months ended September 30, 2006, revenue decreased by 3.4% to $28.8 million from $29.8 million in 2005 and revenue expressed in pounds sterling decreased by 2.0% to £15.8 million in 2006 from £16.1 million in 2005. The decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers served by the South Herts system to 22,522 at September 30, 2006 compared with 18,887 at September 30, 2005.

Expenses

Costs of goods sold.   For the nine months ended September 30, 2006, costs of goods sold decreased by 6.0% to $7.5 million from $8.0 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 4.7% to £4.1 million in 2006 from £4.3 million in 2005. The reduction in cost of sales is primarily a reflection of reduced revenue. Costs of goods sold as a percentage of revenue declined to 26.1% for the nine months ended September 30, 2006, from 26.8% for 2005 due to the increased number of broadband subscribers.

Selling, general and administrative expenses.   For the nine months ended September 30, 2006, selling, general and administrative expenses decreased slightly to $65,706, from $68,703 and selling general and administrative expenses expressed in pounds sterling decreased to £36,140 from £37,262 in 2005.

Management fees and allocated overhead.   For the nine months ended September 30, 2006, management fees and allocated overhead decreased by 0.4% to $12.9 million from $13.0 million in 2005 but management fees and allocated overhead expressed in pounds sterling increased by 1.0% to £7.1 million in 2006 from £7.0 million in 2005. The business of NTL South Herts is managed as an integral part of NTL. The combined costs of managing the larger group are allocated to each entity within the NTL group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. The General Partner considers this to be a fair and reasonable method as operating as an integral part of a larger group reaps benefits of economies of scale.

Other charges.   For the nine months ended September 30, 2006, other charges increased to $1,015,091 from $118,364 in 2005. Other charges in the nine months ended September 30, 2006 included restructuring costs allocated to us by a subsidiary of NTL in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. For the nine months ended September 30, 2005, other charges comprised employee severance and related costs in connection with the call center consolidation program. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the nine months ended September 30, 2006, depreciation expense increased to $5.3 million from $4.7 million in 2005 due to increased capital spend on premise equipment for new customers, offset by foreign exchange movement.

Interest expense

For the nine months ended September 30, 2006, interest expense increased to $4.5 million from $1.7 million in 2005.  This increase is due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest has been charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner. Also from October 1, 2005, we have been charged our allocation of the bank fees and deferred financing costs relating to NTL’s senior credit facilities.  We paid no cash interest for the nine months ended September 30, 2006 and 2005.

Exchange (losses) gains

For the nine months ended September 30, 2006, foreign currency exchange losses were $175,583 as compared with gains of $162,594 for 2005. The change in exchange (losses)/gains is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

For nine months ended September 30, 2006, we have recognized a minority interest income of $748,119 representing a 33.3% share of NTL South Herts’ net loss for the nine months ended September 30, 2006 up to the point that the cumulative minority interest liability became zero. For the nine months ended September 30, 2005, we recognized a minority interest charge of $808,460.

Net (loss) income

For the nine months ended September 30, 2006, net loss was $1,923,030 as compared with net income of $1,551,051 in 2005, primarily due to the increase in interest expense and reduction in revenue described above.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2006, we generated $945,223 from our operating activities compared with $1,203,488 in the nine months ended September 30, 2005, and used it to purchase fixed assets including customers installations. Our cash provided by operating activities has decreased primarily due to the increase in the amount due to affiliates. A significant proportion of the accounts payable to affiliates is transacted in pounds sterling translated at closing rates for balance sheets, whereas the movement in the accounts payable to affiliates in the cash flow statement is translated at the average rate for the period, consequently this value does not equate to the movement between the balances on the opening and closing balance sheets.  When the rates vary significantly between the opening and closing positions, or when the average rate varies significantly from the closing rates, the impact of foreign exchange will also be significant.

Liquidity and Capital Resources

We have no financing independent of NTL. We are reliant upon the support of NTL to continue our operations. As of September 30, 2006, we had consolidated current liabilities of $68.0 million due to NTL group companies compared with $64.3 million as of December 31, 2005.

Historically, our primary source of cash was the net proceeds of our offerings of limited partnership interests and our primary uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.  Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future), we will be required to fund our administrative expenses by additional issuances of limited partnership interests or from borrowings. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on NTL for funds to cover operating expenses, and will continue to be dependent upon NTL to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations in 2006 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

Off-Balance Sheet Transactions

As of September 30, 2006, we had no off-balance sheet transactions.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate. The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate is approximately $23,000 for the nine months ended September 30, 2006.

We have no debt other than amounts due to affiliates. As of September 30, 2006, we had approximately $68.0 million in amounts due to NTL. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by NTL. Therefore we are exposed to changes in NTL’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $0.5 million for the nine months ended September 30, 2006.

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

(b)   Changes in Internal Control Over Financial Reporting.   On March 3, 2006, legacy NTL completed the reverse acquisition of Telewest and on July 4, 2006, NTL completed the acquisition of Virgin Mobile. As a consequence of the integration of these acquisitions, NTL has made and expects to make further material changes to its internal control over financial reporting and we will disclose all material changes resulting from this transaction in our future quarterly and annual reports. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

Part II.  Other Information

Item 5.                          Other Information

None.

Item 6.                          Exhibits

3.1

Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 000-19889).

3.2

Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed on March 31, 1995, File No. 000-19889).

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

Dated:  November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of ntl Directors Limited, Corporate	November 14, 2006
Robert Mackenzie	director of NTL Fawnspring Limited, the
General Partner of South Hertfordshire United
Kingdom Fund, Ltd.*

/s/ ROBERT GALE	Director of ntl Directors Limited, Corporate	November 14, 2006
Robert Gale	director of NTL Fawnspring Limited, the
General Partner of South Hertfordshire United
Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of ntl Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.