Form 10-K
period 2006-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2007-03-29
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	84-1145140
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Media House, Bartley Wood Business Park, Hook,
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

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2006, based on a price per limited partnership interest of $95.00, which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter, was $5,408,825.

As of March 21, 2007, there were 56,935 limited partnership interests of the Registrant outstanding. There is no established public market for the Registrant’s limited partnership interests.

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

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. (formerly known as NTL Incorporated), or Virgin Media, indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the indirect parent company of NTL Fawnspring Limited, our General Partner, to continue our operations as a going concern.

The General Partner may, pursuant to our Partnership Agreement, provide consulting services to us or delegate the performance of such consulting services to Virgin Media or other affiliates. The General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

On January 10, 2003, NTL Incorporated, or NTL, emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which we refer to as the Plan, NTL’s former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. NTL was renamed NTL Incorporated and became the holding company for the former NTL group’s principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group’s continental European and various other assets. All of the outstanding securities of NTL’s former parent and some of its subsidiaries, including NTL, were cancelled. NTL issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV Inc., or PTV.

On March 3, 2006, NTL merged with a subsidiary of Telewest Global, Inc., or Telewest, which changed its name to NTL Incorporated. NTL changed its name to NTL Holdings Inc.

Virgin Media entered into a license agreement with Virgin Enterprises Limited under which it is licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland.  As a result, in February 2007, Virgin Media rebranded its consumer and a large part of its content businesses to “Virgin Media”. It also changed the name of its corporate parent from NTL Incorporated to Virgin Media Inc. and NTL Group Limited to Virgin Media Limited.

In this annual report, unless the context otherwise requires, the term “we”, “us”, “our” and similar terms refers to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in this Form 10-K such as risks relating to:

•   our reliance on the continued support of Virgin Media;

•   the lack of an established trading market for our partnership interests;

•   conflicts of interest between us and Virgin Media and its affiliates;

•   our reliance on a limited franchise area;

•   the risks to Virgin Media’s business set forth below, which are risks that we share as a result of our reliance on, and integration with, Virgin Media;

•   Virgin Media’s ability to compete with a range of other communications and content providers;

•   Virgin Media’s ability to control customer churn;

•   the effect of technological changes on Virgin Media’s businesses;

•   Virgin Media’s continued ability to use the Virgin name and logo;

•   Virgin Media’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•   possible losses in revenues due to systems failures;

•   Virgin Media’s ability to provide attractive programming at a reasonable cost;

•   Virgin Media’s reliance on single-source suppliers for some equipment, software and services and third party  distributors of its mobile services;

•   the  functionality or market acceptance of new products that Virgin Media may introduce;

•   Virgin Media’s failure to obtain and retain expected synergies from the merger of legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•   Virgin Media’s ability to achieve business plans for the combined company;

•   Virgin Media’s ability to fund debt service obligations through operating cash flow;

•   Virgin Media’s ability to obtain additional financing in the future and react to competitive and technological changes;

•   Virgin Media’s ability to comply with restrictive covenants in its indebtedness agreements; and

•   the extent to which Virgin Media’s future earnings will be sufficient to cover its fixed charges.

We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of Virgin Media and its relationship to us as of December 31, 2006. The chart does not show Virgin Media’s operating or other intermediate companies.

*                                         NTL Fawnspring Limited is an indirect wholly-owned subsidiary of Virgin Media and is our General Partner.

**                                  NTL (South Hertfordshire) Limited is a subsidiary owned 66.7% by us and 33.3% by Virgin Media.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 21, 2007 was $1.9596 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

2003	1.78	1.64	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005	1.72	1.81	1.93	1.71
2006	1.96	1.86	1.98	1.73
2007 (through March 21, 2007)	1.96	1.96	1.98	1.92

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

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2006 are translated to U.S. dollars at an exchange rate of $1.9586 to £1.00, and all amounts disclosed for the year ended December 31, 2006 are based on an average exchange rate of $1.8429 to £1.00. All amounts disclosed as of December 31, 2005 are based on an exchange rate of $1.7188 to £1.00, and all amounts disclosed for the year ended December 31, 2005 are based on an average exchange rate of $1.82 to £1.00. All amounts disclosed as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00, and all amounts disclosed for the year ended December 31, 2004 are based on an average exchange rate of $1.8326 to £1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the pound sterling financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2006, 2005 and 2004 has impacted the dollar comparisons significantly.

PART I

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

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the ultimate parent company of the General Partner, to continue our operations as a going concern.

We, as well as Virgin Media, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or Virgin Media file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

About NTL South Herts

Franchise Area

The South Hertfordshire franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. An M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from our headend. There are approximately 97,000 homes in the franchise area, all of which are passed by our cable television/telephone network. Construction in the franchise area is complete.

Operations

Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, integrated cable television/telephone network architecture was developed for this franchise in late 1991. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, we commenced the rollout of digital cable television services within the South Herts franchise and in 2001 we commenced broadband internet access services. As of December 31, 2006, NTL South Herts serviced 22,971 digital cable customers, 30,715 residential telephone customers and 22,642 broadband customers, representing a total of 36,863 customers with a penetration level of 38.0%.

Management control is exercised by NTL Fawnspring Limited, a U.K. corporation, which is a wholly owned indirect subsidiary of Virgin Media and is our General Partner, although management control is delegated to other affiliated companies of Virgin Media. Our business is managed by Virgin Media Limited, or VML, a subsidiary of Virgin Media, from its headquarters in Hook, Hampshire. Virgin Media and we believe that management of our business as an integral part of the larger Virgin Media reaps the benefits of synergy and maximizes returns. VML performs a variety of management functions and procures services on our behalf. Pursuant to an agreement with VML, we have the legal right to offset amounts receivable from VML against amounts payable to VML. Consequently, the net balance payable to Virgin Media is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Our operations are fully integrated into the operations of Virgin Media. Accordingly, the following business description describes Virgin Media’s operations of which we comprise a part.

Virgin Media’s Business

Virgin Media is incorporated in the State of Delaware, United States. Its principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440. Its U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. Its website is www.virginmedia.com and the investor relations section of its website can be accessed under the heading “About Virgin Media–Investors Information” where it makes available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on its website is not incorporated by reference into this annual report.

Virgin Media is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. It is one of the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

Virgin Media presently manages its business through three reportable segments:

•                  Cable (83.5% of Virgin Media’s 2006 revenue): its cable segment includes the distribution of television programming over its cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on its cable network and to a lesser extent off its network;

•                  Mobile (8.1% of Virgin Media’s 2006 revenue): its mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•                  Content (8.4% of Virgin Media’s 2006 revenue): its content segment includes the operations of its U.K. television channels, such as LivingTV and Bravo, and sit-up’s portfolio of retail television channels. Although not included in its content segment revenue, its content team also oversees the UKTV group, through its joint ventures with BBC Worldwide.

NTL South Herts operates entirely within Virgin Media’s Cable segment.  As such, further discussion within this document is limited to its Cable segment only.

On February 6, 2007, the company changed its name from NTL Incorporated to Virgin Media Inc. as part of its exciting rebrand to Virgin Media. Virgin is one of the most recognized consumer brands in the world and gives the company a prominent profile in a crowded communications marketplace. The strong heritage and reputation of the Virgin brand and its distinctive approach to advertising, packaging and marketing will differentiate Virgin Media from its competitors.

Virgin Media operates in an increasingly diverse and challenging entertainment and communications marketplace. To meet this challenge, Virgin Media took several transformative steps in 2006, including:

•  Combining NTL’s cable business with the cable business of Telewest by acquiring Telewest in a reverse acquisition in March of 2006:

–       the merger combined the two largest U.K. cable operators, with the resulting company becoming the U.K.’s largest provider of residential broadband and triple-play services of television, broadband and fixed line telephone;

–       the total acquisition price was £3.5 billion, including £2.3 billion in cash, common stock valued at £1.1 billion and stock options and transaction costs; and

–       the transaction was structured as a reverse acquisition whereby Telewest Global, Inc. acquired NTL Incorporated, and then subsequently changed its name to NTL Incorporated (and in 2007, NTL Incorporated changed its name to Virgin Media Inc.);

•  Adding a mobile phone offering to its services by acquiring Virgin Mobile Holdings (UK) plc, or Virgin Mobile, in July of 2006:

–       Virgin Mobile is the U.K.’s leading mobile virtual network operator with approximately 4.5 million mobile phone customers;

–       the transaction permitted “quad-play” bundling, adding mobile phone to Virgin Media’s triple-play bundling of television, broadband and fixed line telephone services;

–       Virgin Mobile has award winning customer service; and

–       the total purchase price was £952.2 million, including common stock valued at £518.8 million, cash of £418.2 million and transaction costs.

•  Licensing the name “Virgin Media” from Virgin Enterprises Limited pursuant to a trademark license agreement, subject to a royalty, which:

–       allowed the 2007 rebranding of the corporate parent to Virgin Media Inc. and a rebranding of its consumer and a large part of its content businesses;

–       permits national branding with an exciting new logo, and facilitates national advertising campaigns; and

–       reinvigorates Virgin Media’s  company culture.

Cable Segment

In Virgin Media’s Cable segment, it provides its services to residential consumers and business customers.

Consumer

Virgin Media provides television, internet (broadband and dial-up) and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Its services are distributed principally via its wholly-owned, cabled local access communications network and are available to an addressable market of approximately 12.5 million homes. Virgin Media’s network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. In addition, Virgin Media provides broadband and telephone services to residential customers outside of its network via access to other telecommunications networks, which it refers to as “off-net”.

Multi-Service Bundles

Virgin Media was the first U.K. provider of a residential “triple-play” offering of television, broadband and fixed line telephone services. Its packaging and pricing are designed to encourage residential customers to purchase multiple services and it frequently offers discounts to customers taking two or more products. As of December 31, 2006, more than 75% of its residential on-net customers received multiple services and approximately 41% of its on-net customers were “triple-play’’.

With Virgin Media’s acquisition of Virgin Mobile in July 2006, Virgin Media is now able to offer the U.K.’s first “quad-play” of television, broadband, fixed line telephone and mobile telephone services to residential customers. Virgin Media has already introduced its first “quad-play” bundles into the market, and expects to drive both mobile and cable penetration through the two customer bases by applying its past experience of cross selling products.

As part of its rebrand, Virgin Media renamed its product offerings and bundles so they are easy to understand. For each of its products, Virgin Media has a range of packages and tariffs for customers to choose from and have labeled them as Medium (M), Large (L) and Extra Large (XL). For example, Virgin Media currently offers a 2Mb broadband service as Medium, a 4Mb service as Large and a 10Mb service as Extra Large.

Cable Television

Virgin Media offers a wide range of digital, or DTV, and analog, or ATV, television services. As of December 31, 2006, it provided cable television services to approximately 3.3 million residential customers, of which approximately 3.0 million received its DTV service and approximately 0.3 million received its ATV service.

Virgin Media’s DTV service includes access to over 130 channels, advanced interactive features, and a range of premium and pay-per-view services. Its ATV service packages offer up to 60 channels, including premium services. In addition to offering the basic and premium pay TV channels, Virgin Media’s also offers one of the most comprehensive Video on Demand, or VoD, services in the U.K. to its DTV customers called Virgin Media “On Demand”. Virgin Media’s VoD service includes a large range of premium movies, music videos and TV programs and series on demand. Sport and special pay-per-view events are also provided via its live event service. See “Video on Demand” below.

Virgin Media’s network technology enables it to deliver a significant range of digital interactive services over an ‘always on’ broadband connection from a customer’s home to the network. Examples of interactive services provided include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, in a Wimbledon or U.S. Open tennis broadcast, a customer can press the red button and choose which match to watch.

Video on Demand

In 2006, Virgin Media completed the roll out of its unique cable-only Video on Demand, or VoD, service to its DTV serviced areas. As of December 31, 2006, over 3.0 million existing Virgin Media customers were able to receive the VoD service.

Virgin Media “On Demand” is a significant enhancement to the existing DTV service, offering viewers’ choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription. It appears within the existing electronic programming guide, and can be accessed and viewed at any time via the remote control. The service offers DVD-style features including freeze frame, fast-forward and rewind. These features provide a customer with full control over the content and timing of their television viewing.

There are three primary types of content available within Virgin Media On Demand, a portion of which is refreshed on a daily basis. A selection of content is available to watch for free to all DTV customers irrespective of package size. This is primarily focused within a ‘catch-up’ TV service which offers a selection of more than 70 hours of top broadcast TV shows from the previous seven days for no additional charge. Additionally, all DTV customers have access to pay-per-transaction content including over 1,000 pay per track music videos and 600 current and library movies provided by ‘FilmFlex’. New movies within this library are available on VoD up to nine months before they appear on scheduled TV movie channels. Pay-per-transaction programs are available for 24 hours after purchase and can be watched as many times as a customer wishes during that period for only one single charge. Finally, DTV customers that subscribe to Virgin Media’s Size XL Virgin TV package have additional access to a subscription VoD, or SVoD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription.

Virgin Media has recently launched an innovative new kind of television channel called “Virgin Central”, which combines the simplicity of a traditional channel with the choice and control of next generation TV-on-demand technology. By pressing one button and using a simple on-screen guide, viewers have instant access to different episodes of the show they select. They can then stop, rewind and pause - just like using a DVD player. Virgin Central includes free access to hit shows like The OC, Nip/Tuck, Little Britain, Criminal Minds, Grey’s Anatomy, Spooks and West Wing. The content is updated regularly and, unlike a traditional TV channel, subscribers do not need to wait for scheduled start times.

Digital Video Recorders and High Definition Television

Virgin Media also offers one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option. The Virgin Media DVR box, which is called the “V+ Box”,  is available to Virgin Media’s entire DTV customer base. The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast TV), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third. V+ Box customers that also have an HD compatible television can access our HD on demand content. Digital video recorders are also known as personal video recorders, or PVRs, in the United Kingdom.

Broadband Internet

Virgin Media delivers high-speed broadband and dial-up internet access to customers within reach of its access network by direct connection to the network under the brand name “Virgin Broadband”. Virgin Media offers broadband services at a selection of download speeds: 2Mb for Size M customers, 4Mb for Size L customers and 10Mb for Size XL customers, which it expects to increase to 20Mb in June 2007. All services offer unlimited usage and PC security software. Premium broadband services (which are free for Size L and XL customers) include advanced security features such as anti-spyware and premium broadband content. Leveraging the technical capability of its network, Virgin Media is also in the process of trialing a 50Mb broadband service, which will more than double the fastest speed available from its DSL competitors. As of December 31, 2006, Virgin Media provided broadband service to approximately 3.1 million customers on its cable network including 22,642 customers in the South Hertfordshire franchise area.

In February 2007, Virgin Media won the Best Consumer ISP award at the Internet Service Provider Association Awards (ISPAs) for providing the most outstanding services for consumers.

Fixed Line Telephone

Virgin Media provides local, national and international telephone services to its residential customers who are within reach of its access network by direct connection to its network under the brand name “Virgin Phone”. Virgin Media enhances its basic telephone service by offering additional services, such as call waiting, call barring (which prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. Virgin Media also provides national and international directory enquiry services.

In addition to a core line rental fee, Virgin Media offers Size M, L and XL variants of Virgin Phone as alternatives to straight usage-based billing. These packages include “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. As of December 31, 2006, Virgin Media provided telephone services to approximately 4.1 million residential customers, including 30,715 customers in the South Hertfordshire franchise area.

Sales and Marketing

Virgin Media uses a variety of sales channels to sell its services to residential customers, including telesales, online and retail channels. Telesales has been and will continue to be the single largest channel for Consumer product sales. Virgin Media expects, however, growth in the proportion of sales coming from online and retail channels.

Prior to the acquisition of Virgin Mobile, Virgin Media’s Consumer business retail reach was limited to concessions and third party retail channels. In 2007, Virgin Media intends to leverage Virgin Mobile’s retail experience to launch a series of Virgin Media-branded stores. Virgin Mobile concessions within over 100 Virgin Megastores in the U.K. will also be rebranded Virgin Media and will offer a retail point of sale for Virgin TV, Virgin Broadband and Virgin Phone services alongside Virgin Mobile.

These sales channels are supported by direct marketing initiatives and national and regional television and press advertising. Virgin Media uses its residential customer database to identify the profiles of its customers so that it can design offers to match the needs of its customers. As Virgin Media, it will increase the proportion of its marketing budget spent on marketing as it has the scale and reach as a combined company to justify larger television and radio campaigns. Virgin Media offers will encourage customers to purchase new services and upgrade their existing services.

Customer Service

Virgin Media handles approximately 38 million customer service calls per year, and it services those calls through a combination of in-house call centers and outsource partners. Its in-house call centers are located in the U.K. in Bellshill (Scotland), Manchester, Sheffield and Dudley (England), where it employs approximately 2,300 call center staff.  The call centers have been “virtualized” to allow incoming calls to be routed to any of the four locations, allowing it to optimize call management.

Virgin Media outsource call center partners are paid on a pence per minute basis, and are tied directly to agreed service level targets being achieved. Through its outsource partners, it has four more call centers which are also virtualized to optimize call management. Two centers are located in the U.K. in Liverpool and Swansea, and two are located in India, in Delhi and Pune.

Business

ntl:Telewest Business focuses on delivering the communications requirements of U.K. public and private sector organizations, as well as those of other service providers. With the extended network reach enabled by the merger of NTL and Telewest, a wide portfolio of voice and data products can now be delivered across the U.K.

While the Consumer division has rebranded as Virgin Media, ntl:Telewest Business will continue to use the ntl:Telewest Business brand. Over the past 15 years, it has built significant brand equity through its strong relationships and sector-specific expertise.

Sales Channels

ntl:Telewest Business sales channels are organized to address three distinct markets - business markets, the public sector and service providers (formerly referred to as wholesale).

•  Business Markets:   This sales channel focuses on the requirements of the U.K. private sector, from small businesses to large, national corporations. While growth has been predominantly delivered by managed services and wide area networks, significant revenues are still derived from traditional voice solutions. The business markets sales channel is segmented by size, with small and medium businesses supported by centrally located teams and larger organizations having regionally located account and service managers. ntl:Telewest Business proximity to businesses is a key differentiator in the U.K. market and the benefits of this strategy are reflected in the long-term relationships held with many of its customers.

•  Public Sector:   This sales channel is divided into vertical segments, including local and central government, education, health and emergency services. This meets the requirement for sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations is needed to enable the efficient deployment of communications solutions. ntl:Telewest Business deep network coverage benefits regionally-oriented public sector organizations, such as health authorities, who require the deployment of managed voice and data solutions within a local or metropolitan area.

•  Service Provider:   This sales channel is also divided into vertical segments, including fixed and mobile network operators and ISPs, to reflect the different network requirements of service providers. This channel provides predominantly data connectivity to other network operators. Strong market demand by local loop unbundlers and the deployment of 3G mobile networks has enabled the service provider sales channel to leverage its extensive network asset to deliver strong underlying growth. In addition to these network services, a small number of significant contracts drive financial performance, with revenue peaks occurring during construction phases and lower ongoing rentals, reflecting the maintenance of this infrastructure.

Products and Services

ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications. Its product strategy is focused on delivering managed solutions, such as inbound call management and internet protocol virtual private networks, or IP VPN, which experienced strong growth in 2006.

•  Outbound and Inbound Voice:   ntl:Telewest Business offers a complete suite of voice products ranging from analog and digital services to converged IP telephony solutions. Strong regional presence and expertise has driven market share in products such as Centrex, where local government and private sector organizations benefit from a managed platform that delivers a uniform suite of features across multiple sites. Developments like IP Multimedia, which offers functionality such as desktop-to-desktop video conferencing, represent the next generation of voice services in a converging IP world.

•  Converged Solutions:   By using a single network to transport voice, data and video, organizations can benefit from cost synergies, flexibility and control. ntl:Telewest Business converged solutions portfolio enables this with products such as IP VPN. Virgin Media’s network ownership allows the integration of various access technologies, including DSL, synchronous digital hierarchy, or SDH, and Ethernet, while multi protocol label switching, or MPLS, ensures the priority of services during transmission.

•  Ethernet:   ntl:Telewest Business is recognized as a U.K. market leader in Ethernet solutions and was the first European service provider to be accredited by the Metro Ethernet Forum (MEF), for ‘carrier’ service standards. This required the demonstration of rapid service creation, scalability and, based on inherent resilience in the platform, robust service level agreements. A range of products from local area network extensions to managed wide area Ethernet networks are available, providing high-bandwidth and flexible solutions.

•  Applications and Services:   As an overlay to network products, ntl:Telewest Business also offers applications and services, which drive additional value from customer’s communications infrastructure. Examples such as IP CCTV roll-out in the public sector also deliver socioeconomic benefits within communities.

Customer Service

The goal of ntl:Telewest Business is to become the natural choice provider within its core markets by delivering the best customer experience. This is reflected in the organizational structure, where 75% of employees are dedicated to the provision of in-life support of customers and their communications services. In 2006, the Communications Managers Association (CMA), recognized ntl:Telewest Business in this area, reporting that, amongst its members, the division led the market in providing a high-quality customer experience.

Virgin Media’s Network

Virgin Media’s business is underpinned by significant investment in its cable network infrastructure. This consists of a national core backbone network and a high capacity two-way local broadband network in the U.K. The entire cable network was designed for large scale, high-speed telecommunications traffic from its inception. Virgin Media’s core network infrastructure transports its voice, internet, data and digital television platforms, whilst its access networks deliver these services directly to its customers.

Virgin Media’s broadband communications network in the U.K. currently passes approximately 12.5 million homes in its regional franchise areas. Its cables also pass a significant number of businesses in these areas. Its service areas include parts of many of the major metropolitan areas in the U.K., including Belfast, Birmingham, Bradford, Brighton, Bristol, Cambridge, Cardiff, Coventry, Derby, Dundee, Edinburgh, Exeter, Glasgow, Leeds, Leicester, Liverpool, London, Manchester, Newcastle, Nottingham, Oxford, Perth, Plymouth, Portsmouth, Reading, Sheffield, Southampton, Swansea and Teesside. Our service area is the South Hertfordshire Franchise area.

Virgin Media’s core network has a fiber backbone that is approximately 23,000 kilometers long. This includes over 15,500 kilometers which are owned and operated by Virgin Media and approximately 7,500 kilometers which are leased fiber from other network owners. Over 157 switches direct telephone traffic around the core and local networks. In addition, Virgin Media has more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 150 radio sites.

Virgin Media’s local access networks deliver internet, fixed line telephone and digital and analog television services to its customers’ homes and businesses. Virgin Media’s access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, its local fiber network is connected to a customer’s premises via high capacity, two-way, coaxial cables. Virgin Media is currently conducting a residential trial of a 50Mb broadband service on this network. Second, Virgin Media uses Time Division Multiplex (TDM) technology over the fiber network to provide fixed line telephone services. This is then connected to a customer’s premises via a relatively short length twisted copper-pair. Additionally, the copper-pair cables are capable of hosting DSL services. Shorter lengths of copper (usually less than 500 meters) provide a structural advantage over traditional all copper local distribution networks (which are typically up to 5,000 meters) in delivering very high-speed data services (for example 20Mbps ADSL2+ services).

Because of the extensive use of fiber in its access networks, Virgin Media is also able to provide high speed ethernet services directly to business customers and provide nationwide area networking to these customers via its core networks.

Virgin Media has a variety of alternative methods to connect its national telecommunications network over the “last mile” to the premises of those customers that are located outside of its cabled areas. It:

•  obtain permits to construct telecommunications networks and build-out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers, or where a significant level of traffic is obtained from a customer; and

•  lease circuits and DSL connections on the local networks of other service providers to connect to its customers’ premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly, and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

Nationally, approximately 94% of the homes passed by Virgin Media cable network can receive all of its broadband, digital television and fixed line telephone services. Virgin Media cannot however currently provide all three of the main services on some older parts of the network. In 2006, Virgin Media continued a cable network upgrade program targeting more than half a million homes in the London area, where there was an older, less robust cable network. Approximately 239,000 of the London homes were upgraded during 2006, compared to 230,000 in 2005. These homes can now be offered broadband, interactive digital television and fixed line telephone services. Approximately 80,000 further homes will also be able to receive these services when the upgrade program completes in the middle of 2007.

Information Technology

Virgin Media outsource and internally manage the operation and support of its information technology systems. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. Although Virgin Media outsources a portion of its information technology systems to various suppliers, it retains control of the information technology activities that are fundamental to its competitive advantage and key to the development of its intellectual property.

Virgin Media is in the process of integrating its key information technology systems and are focused on improving the operational efficiency of its systems. The first legacy billing system migration of 1.6 million customers, which included the principal system used in respect of the South Hertfordshire franchise area, was completed successfully in December 2006. Work will progress to bring merger integration activities to completion through the course of 2007, with key milestones being the second and third legacy billing system conversions presently scheduled for the second half of 2007, the completion of the enterprise resource planning integration across all finance and human resource functions in April 2007 and the final stage of the corporate network integration in March 2007.

Competition

Consumer

Virgin Media offers a wide range of integrated communications services, including high-speed broadband internet, fixed line and mobile telephone and television services. Virgin Media offers most of its products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. Virgin Media offers internet and telephone services nationally and currently offers television services in its service areas only. Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than Virgin Media.

In 2006, competition in all of Virgin Media Consumer product areas increased substantially, primarily as Virgin Media competitors looked to expand their own product offerings into bundled propositions. Key developments amongst Virgin Media’s primary competitors included:

•  BT Group plc.   BT Retail launched its BT Fusion and BT Vision products in 2006, adding mobile and television bundles. BT Fusion offers a dual-mode mobile/WiFi handset that allows a user to make Voice over Internet Protocol, or VoIP-based calls via WiFi in the home on a handset which can also make traditional mobile calls outside the home. BT Vision offers a Freeview plus an IP-based pay television service, although the service has limited content.

•  British Sky Broadcasting Group plc.   BSkyB, a long-time competitor in the pay television market, launched a broadband and fixed line telephone service in 2006, with television and broadband bundles. In late 2005, BSkyB acquired Easynet, an internet service provider.

•  Carphone Warehouse Group plc.   Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. In 2006, Carphone Warehouse acquired the AOL UK ISP business, which is being merged with its existing TalkTalk business.

•  Tiscali S.p.A.   Tiscali offers fixed line telephone and broadband services and, in 2006, Tiscali acquired Video Networks Limited (HomeChoice), which provides IP-based television, fixed line telephone and broadband in the London area.

•  Orange.   Orange offers a triple play of mobile phone, fixed line phone and broadband services. The fixed line telephone and broadband services were previously marketed under the brand name Wanadoo, which was rebranded to Orange in 2006.

•  Pipex Communications plc.   Pipex acquired several smaller retail broadband and telephone ISPs in 2006, including Bulldog from Cable & Wireless, Toucan and Homecall.

•  Vodafone and O2.   Both announced plans to launch their own fixed line broadband and phone services in 2007. In 2006, O2 purchased Be, a broadband provider in the U.K.

Cable Television

Virgin Media competes primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only U.K. pay-satellite television platform in the U.K. and has high market share of the U.K. pay television market. BSkyB owns the U.K. rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both a principal competitor to Virgin Media in the pay television market, and an important supplier of television content to Virgin Media. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, European and U.K. competition law prevent BSkyB from abusing its market position in relation to the supply of these channels to Virgin Media. Even so Virgin Media believes that the current terms for this content are not reasonable and should be improved. Virgin Media currently trades on BSkyB’s rate card terms and pricing for their premium movie and sports channels. These terms can be changed on 30 days’ notice. Additionally, BSkyB has refused to supply Virgin Media certain enhancements to these services, such as High Definition TV content and “red button” functionality. Virgin Media’s agreement with BSkyB to purchase BSkyB’s basic channels expired on February 28, 2007. As of the date of this annual report, no new agreement has been reached between the parties.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Presently, Freeview does not offer several of the most popular pay television channels, such as UKTV Gold, LivingTV and MTV. BSkyB has also announced its intention to remove its channels (Sky News, Sky Sports News and Sky Three) from Freeview and substitute pay channels.

Top Up TV offers a pay television service offering approximately nineteen pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased Top Up TV software.

Currently a limited number of residential customers can receive DTV over BT’s ADSL lines. Video Networks Limited (bought by Tiscali in 2006), under the brand name HomeChoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies this service to customers in one region in England.

There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with Virgin Media’s DTV and video on demand services. These include DSL services and third generation, or 3G, mobile telephony. Most notably, BT has recently launched BT Vision, a combined DTT television service and a video on demand service over a DSL broadband connection. BSkyB has also launched a video on demand service over a DSL broadband connection, and bundles that service with its other offerings. Some other new competitors are using DSL technology to offer comparable bundling.

Pay television and pay-per-view services offered by Virgin Media compete to varying degrees with other communications and entertainment media, including home video, video games and DVDs.

Telecommunications is a constantly evolving industry and we expect that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how Virgin Media’s operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be strengthened. This will enable terrestrial DTV to be made available to additional customers’ homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line up to be expanded to include new channels.

There is also a growing demand and supply of full-length video content via broadband connections to the personal computer, which can be a substitute for traditional television viewing. Content owners, online aggregators, television channel owners, etc. are increasingly using broadband as a new digital distribution channel direct to consumers (primarily via downloading). Current business models tend to be on a pay-per-transaction basis. This does represent a potential disintermediation threat to pay television platforms, though the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel for the near future.

Broadband Internet

Virgin Media provides broadband and dial-up internet services to customers within reach of its access network, by direct connection to Virgin Media’s network. Virgin Media also provides broadband and dial-up internet services to customers not within reach of its access network by providing a connection to its network via BT’s local access network. Virgin Media’s internet services compete with BT, which provides broadband and dial-up internet access services over its own network both as a retail brand and as a wholesale service.

An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. Carphone Warehouse (TalkTalk), Orange, Tiscali and BSkyB are all deploying LLU to some degree.

BT and third party service providers use DSL technologies which, like Virgin Media’s network, permit internet access to be provided at substantially greater speeds than conventional dial-up access.

In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max and broadband power line (which utilizes existing electricity networks to deliver high-speed broadband internet services) may subject Virgin Media to increased competition over time in the provision of broadband services.

Fixed Line Telephone

Virgin Media provides fixed line telephone services to customers who are within reach of its network by direct connection to its network and, like its internet services, to customers off its network via BT’s local access network. Virgin Media competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position. Virgin Media also competes with other telecommunications companies that provide indirect access telephone services, including Carphone Warehouse under the brand name TalkTalk, Pipex, Tesco and BSkyB.

Virgin Media also competes with mobile telephone networks that may threaten the competitive position of its fixed line networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the downward price pressure in fixed line telephone services. Through Virgin Media’s acquisition of Virgin Mobile in July 2006, Virgin Media now provides mobile telephony services to approximately 4.5 million customers but we do not provide mobile telephony services.

There is also competition from companies offering VoIP services using the customer’s existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls “on net,” i.e. between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic calls) or on a pence per minute rate.

Business

The U.K. business telecommunications market is very competitive and comprised of traditional network operators such as BT, virtual network operators such as Vanco plc, or Vanco, and systems integrators such as Affiniti, a trading name of Kingston Communications (Hull) Plc. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Thus plc, Affiniti and COLT Telecom Group plc, for example, have network advantages within certain regions, while Vanco benefits from the flexibility of being a virtual network operator in particular product markets.

Within retail markets, traditional competitors are in a phase of consolidation and, as a result of the additional scale this affords, organizations such as Cable & Wireless plc, or C&W, and Thus plc have begun to target larger multi-national corporations. Virgin Media continues to focus on small, medium and large nationally-oriented businesses where leveraging the network asset can provide an economic advantage. In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions.

In the service provider market, BT and C&W continue to offer strong competition with network reach in the former and aggressive pricing on key city-to-city routes in the latter.

Competition in the U.K. market continues to be based on value for money, the key components of which are quality, reliability and price. Customers, particularly larger organizations and integrators who utilize the network to enable applications and solutions, accept higher price points in exchange for consistent delivery and performance against service level agreements.

Government Regulation

Regulation in the European Union (EU)

The European Parliament and Commission regulate Virgin Media’s principal business activities through Directives and various other regulatory instruments.

In particular, in February 2002, the European Commission adopted a package of new Directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the EU. This new framework consisted of four Directives, namely:

•  Directive 2002/21 on a common regulatory framework for electronic communications networks and services (the Framework Directive);

•  Directive 2002/20 on the authorization of electronic communications networks and services (the Authorization Directive);

•  Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities (the Access and Interconnection Directive); and

•  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services (the Universal Service Directive).

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

During 2006, the European Commission commenced a review of these Directives (the Regulatory Framework Review) to assess their continuing suitability and efficacy and whether any amendments are necessary. This review will continue in 2007, with any new or amended legislative proposals being tabled in draft form during the first half of 2007.

In addition, the European Parliament and Commission are currently carrying out a review of the Television Without Frontiers Directive, now renamed the Audio Visual Media Services (AVMS) Directive. This Directive, which was originally adopted in 1989, has been a cornerstone of EU audiovisual media policy. It requires the Member States of the EU, among other things, to set certain minimum standards for broadcasting and controls on the amount and content of advertising. The Directive also requires Member States to take active measures to ensure that broadcasters under their jurisdiction support the European film and TV production industry. This requirement is achieved, in large part, through the imposition of a European content quota under which broadcasters must reserve a majority of their transmission time for European works.

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

The proposed amendments to the Directive had their First Reading in the European Parliament during 2006 and debate on the proposals is still continuing. The Second Reading of the proposals in the European Parliament is currently expected in mid-2007. The likely outcome is that, in some respects, Virgin Media’s on-demand services will become more heavily regulated and that Virgin Media may have to demonstrate that, within its on-demand services, it is taking active steps to promote and support European film and TV production.

Regulation in the U.K.

Virgin Media is subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

The Communications Act 2003 established a new regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector. Ofcom replaced a number of regulatory authorities such as the Office of Telecommunications (Oftel) and the Independent Television Commission (ITC).

Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under Cable TV regulation and Mobile Telecoms Regulation) in order to own or operate mobile networks, TV channels or to provide certain facilities such as electronic program guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP conditions

Full details of the General Conditions of Entitlement are available on Ofcom’s website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement include:

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

•  a requirement to publish up-to-date price and tariff information

•  a requirement to provide itemized billing on request from each customer

In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The new EU regulatory framework, adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This has resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets. As a result, BT has been made subject to further regulatory requirements in both wholesale and retail markets.

During 2007, Ofcom will be carrying out further reviews in a number of these markets to re-assess the competitive conditions applying in these markets and whether their earlier assessments of companies having SMP remain valid.

Under one of the earlier reviews, all fixed operators, including Virgin Media, have been found to possess SMP in relation to the termination of calls on their own networks. This has resulted in the imposition of a requirement on all fixed operators to provide access to their networks on fair and reasonable terms for terminating calls, with additional requirements being imposed on BT and Kingston Communications. Virgin Media has not been found to possess SMP in any of the other voice, data or internet markets in which it operates.

The Strategic Review of Telecommunications

Following the passing of the Communications Act 2003, Ofcom announced that one of its first tasks would be to carry out a strategic review of telecommunications in the U.K. (TSR).

The TSR commenced in April 2004 with the observation from Ofcom that, despite almost twenty years of telecommunications liberalization in the U.K., BT remained dominant in almost all telecommunications markets. Ofcom’s preliminary assessment was that although the true infrastructure competition offered by the cable industry was highly desirable and had resulted in substantial consumer benefits, it did not represent a sufficient competitive constraint on BT. Similarly, the intensity of competition to BT based on access by third party service providers to the BT network via wholesale products, was insufficient. Ofcom felt, therefore, that it should seek to increase competitive intensity by improving third party access to the BT network.

Having reached this conclusion, Ofcom has developed a concept known as “equivalence”. Broadly, this concept has been defined as enabling BT’s competitors to gain access to BT’s network infrastructure on exactly the same (i.e. equivalent) terms as BT itself enjoys.

At the conclusion of the TSR, BT offered and Ofcom accepted a number of undertakings to put the concept of equivalence into practice in its dealings with competitors. This has been achieved primarily through the creation of a new division within BT called “Openreach” which manages and sells network services to competitors and the rest of BT on the same terms and conditions (including prices) and in accordance with the same processes.

The outcome of the TSR is expected to create further commercial opportunities for new entrants in markets across the communications sector and therefore to meet Ofcom’s objective of increasing competitive intensity.

The efficacy of the undertakings will be formally reviewed by Ofcom during 2007.

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

The European Commission has been considering the future scope of universal service obligations as part of the Regulatory Framework Review (see above under Regulation in the European Union) and is expected to publish a Green Paper on this subject early in 2007. This paper is likely to consider, among other things, whether universal service should extend to the provision of broadband internet connectivity and whether there is scope in the future for making use of mobile technologies in the provision of some aspects of universal service. Virgin Media would be impacted by any future decision to require it to provide or to contribute to the funding of universal service in the U.K.

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

The Communications Act 2003 retained the broad structure of Code Powers. Any operator which possessed Code Powers under the previous licensing regime automatically retained those powers under the Communications Act regime. Any operator wishing to obtain new Code Powers must now apply to Ofcom. Virgin Media’s subsidiaries that provide electronic communications networks and services have Code Powers.

Although Code Powers give operators the right to install equipment in public highways, each operator is required to certify to Ofcom each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove equipment or restore the public roads following the insolvency of that operator. This security is commonly described as “funds for liabilities.” Ofcom has indicated that it will generally require an operator to provide board level certification of third party security for this purpose.

Cable TV Regulation

Although Virgin Media is no longer required to hold individual licenses to provide electronic communications networks and services, it is still required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which it owns or operates and for the provision of certain other services (e.g. electronic program guides) on its cable TV platform.

Virgin Media therefore holds a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the provision of promotional channels and for the provision of its electronic program guide.

TLCS licenses are granted and administered by Ofcom. The licenses require that each licensed service complies with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

Holders of TLCS licenses are required to pay an annual fee to Ofcom. The fees are related to the revenue earning capacity of each television service and are based on a percentage, set by Ofcom, of revenues from advertising, sponsorship, subscriptions and interactive services, with special rules applying to shopping channels.

In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including Virgin Media) allow access to their platforms for third party TV channel and content providers. This review will continue throughout 2007. It is not possible at this stage to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, including Virgin Media’s cable TV platform, will become more heavily regulated as a result.

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

The U.K.’s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers are now made by the independent competition authorities, using competition based tests, rather than by the U.K. Government.

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

WEEE Directive

On December 12, 2006, the U.K. government adopted the Waste Electrical and Electronic Equipment Directive (the WEEE Directive) previously adopted by the European Union relating to certain obligations associated with historical waste (as defined by the WEEE Directive). The WEEE Directive is effective January 2, 2007 and imposes the responsibility for the disposal of waste electrical and electronic equipment on the manufacturers of such equipment. The main provisions relate to separate collection, disposal and recycling; standards for its treatment at authorized facilities; and collection, recycling and recovery targets.  It requires distributors to allow consumers to return their waste equipment free of charge, which would include the set-top boxes and cable modems that we provide to our customers.

Seasonality

Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Virgin Media customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

Research and Development

Virgin Media research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

Virgin Media does not have any material patents or copyrights nor does it believe that patents play a material role in its business. Virgin Media owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the “Virgin” name and logo in connection with its corporate activities and in connection with the activities of its consumer and a large part of its content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to Virgin Media within the U.K. and Ireland. The license entitles it to use the “Virgin’’ name for the TV, broadband internet, telephone and mobile phone services it provides to its residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For Virgin Media’s content operations, Virgin Media has agreed in principle with Virgin Enterprises Limited to extend the license to entitle it to use the “Virgin Media Television’’ name for the creation, distribution and management of its wholly-owned television channels, and to provide certain complimentary services to its residential customers. The agreement (and the proposed extension) provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million. As part of the agreement, Virgin Media has the right to adopt, and has adopted, Virgin Media Inc. as its company name,which together with the name “Virgin Media”, it retains worldwide exclusivity.

Employees

As the management of our business is performed by Virgin Media, we do not have any employees on our payroll.   At December 31, 2006, Virgin Media had 17,034 employees, of whom 15,669 were permanent, and 1,365 were temporary or contract. Approximately 1,900 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by two collective bargaining agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. Both of these agreements are terminable by either the Union or Virgin Media with three months’ written notice. Except for these two arrangements, no other employees are covered by collective bargaining agreements. Virgin Media believes that its relationship with its employees is generally good.

Item 1A.  Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below.  Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business

We rely on the continued support of Virgin Media.

We have no directors, officers or employees. The various personnel required to operate our network are employed by Virgin Media Limited and its affiliates, and our business is managed by our General Partner, NTL Fawnspring Limited, a wholly-owned subsidiary of Virgin Media Limited, from its headquarters in Hook, Hampshire. We also generally rely on Virgin Media’s management, organization, financing, structure and infrastructure to carry on our business operations. If Virgin Media were unable, or ceased, to provide us with these essential services, we would be unable to provide services to our customers. Our reputation would be materially adversely affected and we would lose customers and revenue. We might not be able to continue the operation of our business.

There is no established public trading market for our limited partnership interests and disposition thereof is restricted.

While our limited partnership interests are publicly held, there is no established public trading market for our limited partnership interests, nor is it expected or intended that such a market will develop in the future.

In addition, there are limitations on the transferability of interests in the partnership, including a condition that our General Partner consent to any transfer. A limited partner may therefore be unable to liquidate an investment whenever the limited partner decides and may be required to bear the risk of the investment for an indefinite period of time.

There are conflicts of interests arising out of transactions entered into with our General Partner and its affiliates.

                Our General Partner has concluded, on our behalf, various arrangements and agreements with itself and its affiliates to provide services to us, including the provision of consulting and management, financing, infrastructure, marketing, billing, basic television channels and other services. Our General Partner and its affiliates could enter into additional arrangements with us in the future, including merger, acquisition and disposition transactions. Some of these arrangements are included in our Partnership Agreement, while others are subject to standards included in our Partnership Agreement. Additionally, some of these arrangements involve reimbursement for direct and indirect expenses and charges allocated to us.

                Our General Partner has a duty to act in good faith and in our best interests in dealing with us, and not to take advantage of (or permit its respective affiliates to take advantage of) the conflicts arising out of these relationships. However, none of the arrangements were negotiated at arm’s-length and there can be no assurance that the terms are as favorable as those available from unaffiliated parties.

We have incurred losses in the past and may not be profitable in the future.

In 2006, we incurred a net loss of $3,316,921 and we have incurred aggregate net losses since our inception. We expect to continue to incur net losses and may never be profitable. Additionally, failure to achieve profitability could adversely affect our ability to make required payments or obtain additional required funds which would make it impossible for us to continue to operate our business.

We operate in a limited franchise area.

Our franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, in which there are approximately 97,000 homes. Given the relatively limited size of our franchise area, material problems affecting our ability to provide services to our customers would likely affect the totality of our franchise area. Consequently, any resulting loss of customers and revenues would not be compensated by revenues from another part of our business that would not have been affected. Similarly, other local events may disproportionately affect customers, business, and revenues.

The IRS could treat us as a corporation for tax purposes, which would negatively affect our limited partners.

The after-tax economic benefit of an investment in the limited partnership units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our limited partners may be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, any cash available for distribution to our limited partners could be reduced.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation.

Our limited partners may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Our limited partners will be required to pay any federal income taxes on their share of our taxable income even if they receive no cash distributions from us. Our limited partners may not receive cash distributions from us equal to their share of our taxable income or even the tax liability that results from that income.

Risks Relating to Virgin Media’s Business and Industry

We operate entirely within Virgin Media’s cable segment and our services are provided and sold to our customers by Virgin Media on an integrated basis with Virgin Media services. As a result, the following Virgin Media risk factors are also relevant to our operations, and references to the risks to Virgin Media should, as appropriate, be read as risks to us.

Virgin Media is subject to significant competition and expects that competition will intensify.

The level of competition is intense in each of the markets in which Virgin Media competes, and Virgin Media expects competition to increase. In particular, its fixed, broadband and cable television businesses compete with British Telecommunications Plc, or BT, in telephone and broadband services; and British Sky Broadcasting Group Plc, or BSkyB, in multi channel television, telephone and broadband services, each of whom has significant operational scale, resources and national distribution capacity. Virgin Media also competes with numerous internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up internet services over BT’s network. Virgin Media will face increasing competition from mobile telephone network providers and new market entrants, including those providing VoIP and IPTV. The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the “triple-play” of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services.

In the digital television market, Virgin Media competes primarily with BSkyB in providing digital pay television services. Competition increased as a result of the launch of Freeview in October 2002, which provides approximately 43 digital terrestrial TV channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box, digital or digital TV recorder television. In March 2004, Top Up TV launched a pay-television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box. This year, BT Vision launched a PC download service of video on demand home entertainment content over a broadband connection. BSkyB and others offer a similar service.

Virgin Media’s broadband service faces increased competition from BT, Pipex, Orange, Tiscali and others, as well as new providers such as BSkyB and Carphone Warehouse (TalkTalk). Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased pricing competition.

Virgin Media’s fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as Vodafone, O2, Orange and T-Mobile.

Virgin Media’s business services also faces a wide range of competitors, including BT, Cable & Wireless Communications plc, COLT Telecom Group plc and Thus plc, and a number of regional service providers. The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

Many of Virgin Media’s competitors are part of large multinational groups, have substantial advertising and marketing budgets, have greater retail presence and may benefit from greater economies of scale than Virgin Media does.

In order to compete, Virgin Media may have to reduce the prices it charges for its services or increase the value of its services without being able to recoup associated costs. Reduced prices or increased costs would have a negative impact on its margins and profitability. In addition, if Virgin Media is unable to compete successfully, even following price reductions or value enhancements, it may not be able to attract new customers, or retain existing customers.

Failure to control customer churn may adversely affect Virgin Media’s financial performance.

The successful implementation of Virgin Media’s business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using its services. Customer churn could increase as a result of:

•                  billing errors and/or general reduction in the quality of Virgin Media’s customer service as a result of the integration of billing systems and customer databases;

•                  customers moving to areas where Virgin Media cannot offer its digital television, or DTV, services;

•                  interruptions to the delivery of services to customers over Virgin Media’s network and poor fault management;

•                  stricter customer credit policies as a result of the alignment of the historical policies of NTL and Telewest;

•                  the availability of competing services, such as the digital satellite services offered by BSkyB, the free-to-air digital television services offered by Freeview and the telephone, broadband and dial-up internet services offered by BT, BSkyB, Carphone Warehouse (TalkTalk) , Orange, Tiscali, Pipex and other third parties, some of which may, from time to time, be less expensive or technologically superior to those offered by Virgin Media or offer content that it does not offer; and

•                  the potential loss of customers due to their required migration from Virgin Media’s analog television, or ATV, services to its more expensive DTV services when it stops transmitting our ATV signal.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

The sectors in which Virgin Media competes are subject to rapid and significant changes in technology, and the effect of technological changes on Virgin Media’s businesses cannot be predicted.

The internet, television and fixed line telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on Virgin Media’s business cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, may result in Virgin Media’s core offerings becoming less competitive and render its existing products and services obsolete. Virgin Media may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as its competitors.

The cost of implementing emerging and future technologies could be significant, and Virgin Media’s ability to fund that implementation may depend on its ability to obtain additional financing.

Virgin Media is licensed to use the Virgin name and logo but does not own it.

In February 2007, Virgin Media rebranded certain areas of its business (including our business) as Virgin Media and renamed its corporate parent Virgin Media Inc. under a 30-year license agreement with Virgin Enterprises Limited to use the Virgin name and logo. The use of the Virgin Media name and brand carries various risks, including the following:

•                  Virgin Media will be substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on Virgin Media’s business;

•                  the license agreement has a 30-year term, and Virgin Media is obligated to pay a termination payment if the license is terminated early under certain circumstances; and

•                  Virgin Media is required to meet certain performance obligations under the license agreement, and a failure to meet those obligations could lead to a termination of the license.

If Virgin Media loses the right to use the Virgin brand, it would need to rebrand those areas of its business that have been rebranded, which could result in increased expenditures and increased customer churn.

If Virgin Media does not maintain and upgrade its networks in a cost-effective and timely manner, it could lose customers.

Maintaining an uninterrupted and high-quality service over its network infrastructure is critical to Virgin Media’s ability to attract and retain customers. Providing a competitive service level will depend in part on Virgin Media’s ability to maintain and upgrade its networks in a cost-effective and timely manner. The maintenance and upgrade of its networks will depend upon, among other things, its ability to:

•                  modify network infrastructure for new products and services;

•                  install and maintain cable and equipment; and

•                  finance maintenance and upgrades.

Financial covenants in Virgin Media’s senior credit facility effectively limit its level of capital expenditures by stipulating minimum levels of net cash generation. If this affects its ability to replace network assets at the end of their useful lives or if there is any reduction in its ability to perform necessary maintenance on network assets, Virgin Media’s networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in Virgin Media’s critical systems could significantly disrupt its operations, which could reduce its customer base and result in lost revenues.

Virgin Media’s business is dependent on many sophisticated critical systems that support all of the various aspects of its cable network operations. Virgin Media’s systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, war or other catastrophes or any other threat to business continuity. Moreover, Virgin Media’s servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Virgin Media does not currently have a formal company-wide disaster recovery plan. Unanticipated problems affecting its systems could cause failures in its information technology systems, including systems that are critical for timely and accurate customer billing, or its customer service centers or interrupt the transmission of signals over its cable network. Sustained or repeated system failures that interrupt Virgin Media’s ability to provide service to its customers, prevent it from billing and collecting revenue due to it, or otherwise meet its business obligations in a timely manner, would adversely affect its reputation and result in a loss of customers and net revenue. Improvements to Virgin Media’s revenue collection processes may not be successful or may not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

Virgin Media’s inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of customers or reduce margins.

For the provision of television programs and channels distributed via its cable network, Virgin Media enters into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on demand television.

Virgin Media has historically obtained a significant amount of its premium programming and some of its basic programming and pay-per-view sporting events from BSkyB, one of Virgin Media’s main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription film channels available in the U.K. Virgin Media buys BSkyB wholesale premium content on the basis of BSkyB’s rate card terms and pricing, which can be changed on 30 days’ notice, and not under a contract. Virgin Media’s agreement with BSkyB to purchase its basic channels expired on February 28, 2007 and the BSkyB basic channels were withdrawn from the Virgin Media platform. As of the date of this annual report, no new agreement has been reached between the parties. Virgin Media may not be able to reach an agreement for BSkyB’s basic channels on reasonable terms, or at all.

In addition to providing programming to Virgin Media, BSkyB competes with Virgin Media by offering its programming directly to its digital satellite customers. As a result of BSkyB’s ownership of this content, it is able to charge Virgin Media a price for its content that is challenging for Virgin Media to compete with and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content (such as high definition and, interactive content) exclusively to its digital satellite customers and not to Virgin Media.

In addition to BSkyB, Virgin Media’s significant programming suppliers include the BBC, ITV plc, Channel 4, Viacom Inc., HBO, Discovery Communications Inc. and Turner, a division of Time Warner Inc. These suppliers may supply channels, or they may supply programming for Virgin Media’s own channels. Virgin Media’s dependence on these suppliers for television programming could have a material adverse effect on its ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to Virgin Media’s customers, which could have a material adverse effect on its business and results of operations and increase customer churn.

Virgin Media depends on equipment and service suppliers that may discontinue their products or seek to charge prices that are not competitive, either of which may adversely affect Virgin Media’s business and profitability.

Virgin Media has important relationships with several suppliers of hardware, software and services that it uses to operate its network and systems and outsource various customer services. In many cases, Virgin Media has made substantial investments in the equipment or software of a particular supplier, making it difficult for Virgin Media in the short-term to change supply and maintenance relationships in the event that its initial supplier refuses to offer it favorable prices or ceases to produce equipment or provide the support that its network and systems require. If equipment or service suppliers were to discontinue their products or seek to charge Virgin Media prices that are not competitive, its business and profitability could be materially adversely affected.

Furthermore, Virgin Media relies upon outside contractors to install its equipment in customers’ homes. Delays caused by these contractors, or quality issues concerning these contractors, could cause Virgin Media’s customers to become dissatisfied and could produce additional churn or discourage potential new customers.

The integration of Virgin Media’s billing systems may have an adverse effect on its customer service, customer acquisitions, customer churn rate and operating costs.

As a result of its growth through acquisitions, Virgin Media inherited numerous billing and customer service systems. Virgin Media is in the process of migrating all of its consumer cable and business customers to one central billing system. If it is not successful with this process, Virgin Media might not be able to achieve the expected cost savings associated with the new system. It is possible that billing errors and other customer service disruptions could occur during further integration processes, potentially resulting in increased customer churn or adverse effects on customer service, customer acquisitions, collections, and the costs of maintaining its billing systems going forward.

Regulation of the markets in which Virgin Media provides its services has been changing rapidly; unpredictable changes in U.K. and EU regulations affecting the conduct of its business, including price regulations, may have an adverse impact on its ability to set prices, enter new markets or control its costs.

Virgin Media’s principal business activities have historically been regulated and supervised by various governmental bodies in the U.K. and by the regulatory initiatives of the European Commission. Regulatory changes have recently occurred, and may in the future occur, at the U.K. or EU level with respect to licensing requirements, price regulation, environmental regulation, accounting practices, interconnection arrangements, mobile termination rates, roaming regulation, number portability, carrier pre-selection, the ability to provide digital services, ownership of media companies, programming, local loop unbundling, data protection, the provision of open access by U.K. cable operators to other telecommunications operators, the adoption of uniform digital technology standards or the bundling of services. Regulatory changes relating to Virgin Media’s activities and those of its competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect its ability to set prices, enter new markets or control costs.

There is no assurance that new products Virgin Media may introduce will achieve full functionality or market acceptance.

Virgin Media’s long-range plan includes IPTV and it cannot guarantee that this new product, or any other new products that it may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, Virgin Media’s results of operations may be negatively impacted.

Virgin Media depends on the ability to attract and retain key personnel without whom it may not be able to manage its business lines effectively.

Virgin Media operates in a number of rapidly changing technologically advanced markets that will continue to challenge its senior management. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. Virgin Media believes that the unique combination of skills and experience possessed by its senior management would be difficult to replace, and that the loss of its key personnel could have a material adverse effect on it, including the impairment of its ability to execute its business plan. Virgin Media’s future success is likely to depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

Certain of Virgin Media’s significant stockholders could have an influence over its business and affairs.

Certain persons or entities are Virgin Media’s significant stockholders. Based on SEC filings, as of March 1, 2007, the Virgin Group beneficially owned 10.5% of Virgin Media’s issued and outstanding common stock; in addition, Franklin Mutual Advisers, LLC beneficially owned 9.2%, Ameriprise Financial Inc. beneficially owned 8.9%, and Mr. William R. Huff beneficially owned 5.7%, of Virgin Media’s issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of the company.

On April 3, 2006, Virgin Media entered into a license agreement with Virgin Enterprises Limited which provides for it to use the Virgin name and logo in its consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to its Nominating Subcommittee to fill a single new seat on its board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, Group Strategy Director of Virgin Enterprises Limited, and he was appointed to Virgin Media’s board on September 11, 2006. As a result of Mr. McCallum’s relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of Virgin Media’s other stockholders should arise, this director may not be disinterested.

Mr. Huff is a director of Virgin Media and is the president of the managing member of W.R. Huff Asset Management Co., L.L.C. As a result of his relationship with W.R. Huff Asset Management Co., L.L.C., if conflicts between the interests of W.R. Huff Asset Management Co., L.L.C. and the interests of Virgin Media’s other stockholders should arise, this director may not be disinterested.

Unauthorized access to Virgin Media’s networks could result in a loss of revenue.

Virgin Media relies on the integrity of its networks to ensure that its services are provided only to identifiable paying customers. The development of new technology facilitating unauthorized access to its network could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under its agreements with content providers. Virgin Media continues to work on minimizing unauthorized access to its networks.

Virgin Media does not insure the underground portion of its cable network and various pavement-based electronics associated with its cable network.

Virgin Media obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, it does not insure the underground portion of its (or our) cable network or various pavement-based electronics associated with its (or our) cable network. Almost all this cable network is constructed underground. As a result, any catastrophe that affects the underground cable network or pavement-based electronics could prevent it from providing services to customers and result in substantial uninsured losses.

Virgin Media may be unable to successfully integrate operations and realize the full anticipated synergies of its recent acquisitions, which may harm the value of its securities.

The merger between NTL and Telewest to form Virgin Media and the acquisition of Virgin Mobile involve the integration of companies that have previously operated independently. The difficulties of combining operations include:

•                  the necessity of coordinating geographically separated organizations and facilities, including call centers;

•                  combining product offerings and coordinating the branding and pricing of these offerings;

•                  rationalizing each company’s internal systems and processes, including billing systems, which are different from each other; and

•                  integrating personnel from different company cultures.

The process of integrating operations could cause an interruption of, or loss of, momentum in the activities of one or more of Virgin Media’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and acquisition and the integration of the companies’ operations could result in the disruption of Virgin Media’s ongoing businesses or inconsistencies in the standards, controls, product offerings, level of customer service, procedures and policies of the companies that could negatively affect its ability to maintain relationships with customers, suppliers, employees and others with whom it has business dealings.

While Virgin Media has already achieved many synergies from its recent acquisitions, it expects to continue to realize synergies by creating efficiencies in operations, capital expenditures and other areas. If Virgin Media is not able to successfully sustain these savings, the anticipated benefits of the merger and acquisition may not be realized fully, or may take longer to realize than expected. This would result in our bearing higher expenses allocated to us than would otherwise be the case. Although Virgin Media has quantified an amount of synergies that it expects to realize, this amount is an estimate and has not been prepared in accordance with GAAP. This estimate is a forward-looking statement and is based on assumptions that may not ultimately prove to be accurate.

Risks Relating to Virgin Media’s Financial Indebtedness and Structure

Given our operational and financing reliance on Virgin Media, we are subject to risks relating to its financial indebtedness and structure. We may not be able to operate successfully or at all if Virgin Media should experience problems relating to such matters.

Virgin Media may not be able to fund its debt service obligations through operating cash flow in the future.

It is possible that Virgin Media may not achieve or sustain sufficient cash flow in the future for the payment of interest or principal on its indebtedness when due. If its operating cash flow is not sufficient to meet its debt payment obligations, Virgin Media may be forced to raise cash or reduce expenses by doing one or more of the following:

•                  increasing, to the extent permitted, the amount of borrowings under new credit facilities;

•                  restructuring or refinancing its indebtedness prior to maturity, and/or on unfavorable terms;

•                  selling or disposing of some of its assets, possibly on unfavorable terms; or

•                  foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

Virgin Media cannot be sure that any of, or a combination of, the above actions would be sufficient to fund its debt service obligations.

Virgin Media’s current leverage is substantial, which may have an adverse effect on its available cash flow, its ability to obtain additional financing if necessary in the future, its flexibility in reacting to competitive and technological changes and its operations.

Virgin Media had consolidated total long-term debt of £6,159.1 million as of December 31, 2006. This high degree of leverage could have important consequences, including the following:

•                  a substantial portion of the cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

•                  the ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

•                  Virgin Media’s flexibility in reacting to competitive technological and other changes may be limited;

•                  the substantial degree of leverage could make Virgin Media more vulnerable in the event of a downturn in general economic conditions or adverse developments in its business; and

•                  Virgin Media may be exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

Virgin Media has incurred losses in the past and may not be profitable in the future.

Virgin Media had losses from continuing operations for 2006 of £570.9 million and for 2005 of £420.5 million (both on a pro forma basis). Virgin Media cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish its ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The restrictive covenants under Virgin Media’s debt agreements may limit its ability to operate its business.

The agreements that govern Virgin Media’s indebtedness contain restrictive covenants that limit the discretion of its management over various business matters. For example, these covenants restrict Virgin Media’s ability to:

•                  incur or guarantee additional indebtedness;

•                  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•                  make investments;

•                  sell assets, including the capital stock of subsidiaries;

•                  enter into sale and leaseback transactions and certain vendor financing arrangements;

•                  create liens;

•                  enter into agreements that restrict some of its subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•                  merge or consolidate or transfer all or substantially all of its assets; and

•                  enter into transactions with affiliates.

These restrictions could materially adversely affect Virgin Media’s ability to finance future operations or capital needs or to engage in other business activities that may be in its best interests. Virgin Media may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those that will be applicable under its current indebtedness.

Virgin Media is a holding company dependent upon cash flow from subsidiaries to meet its obligations.

Virgin Media and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in its subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

The terms of Virgin Media’s senior credit facility and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt that may be issued by Virgin Media’s subsidiaries from time to time may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

Applicable law may also limit the amounts that some of Virgin Media’s subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

The inability to transfer cash among entities within their respective consolidated groups may mean that even though they may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

Virgin Media is subject to currency and interest rate risks.

Virgin Media is subject to currency exchange rate risks because substantially all of its revenues and operating expenses are paid in U.K. pounds sterling, but it pays interest and principal obligations with respect to a portion of its indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing its U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

Virgin Media is also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2006, Virgin Media would have had interest determined on a variable basis on £5,025 million, or 82%, of its long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by £50.3 million per year.

To manage these foreign exchange and interest rate risks, Virgin Media has entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. Virgin Media is required by its lenders under its senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two thirds of the total debt represented by its senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006. Accordingly, after giving effect to these hedges, an increase in interest rates of 1% would increase Virgin Media’s gross interest expense by £18.2 million per year.

Virgin Media may not have sufficient financial resources to repay its debt upon a change of control.

Virgin Media may, under some circumstances involving a change of control, be obligated to repay its outstanding indebtedness. The company or any possible acquiror may not have available financial resources necessary to repay that indebtedness in those circumstances.

If Virgin Media or any possible acquiror cannot repay its outstanding indebtedness in the event of a change of control of the company (if such repayment is required), the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross default under other indebtedness that does not have similar provisions.

Item 1B,  Unresolved Staff Comments

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2006.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

While our limited partnership interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 21, 2007, the approximate number of holders of our limited partnership interests was 5,051.

Item 6.     Selected Financial Data

The following table sets forth certain financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Income Statement Data:

Revenue	$38,796,127	$38,740,331	$38,042,360	$32,772,962	$29,552,065
Cost of goods sold	(10,014,523)	(10,430,813)	(11,550,360)	(10,662,169)	(10,772,887)
Selling, general and administrative expenses	(94,878)	(92,063)	(103,018)	(130,840)	(167,225)
Management fees and allocated overhead from General Partner	(17,670,758)	(17,063,743)	(14,321,728)	(13,544,514)	(12,035,660)
Other charges	(1,349,828)	(653,559)	(602,691)	(220,329)	(1,488,502)
Depreciation	(6,975,343)	(5,882,179)	(6,621,976)	(7,460,577)	(7,595,523)
Operating income (loss)	2,690,797	4,617,974	4,842,587	754,533	(2,507,732)
Interest expense	(6,062, 897)	(2,957,398)	(2,203,792)	(1,922,710)	(1,587,925)
Exchange (losses) gains	(277,062)	219,959	(143,217)	(179,033)	(162,100)
(Loss) income before minority interest and cumulative effect of changes in accounting principle	(3,649,162)	1,880,535	2,495,578	(1,347,210)	(4,257,757)
Minority interest	748,119	(654,656)	(94,898)	—	768,837
Cumulative effect of changes in accounting principle	(415,878)	—	—	—	—
Net (loss) income	$(3,316,921)	$1,225,879	$2,400,680	$(1,347,210)	$(3,488,920)

Net (loss) income per limited partnership unit	$(57.68)	$21.32	$41.74	$(23.43)	$(60.67)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935	56,935

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Total assets	$66,079,566	$63,195,826	$62,528,387	$61,450,329	$58,973,664
Accounts payable to affiliates and related parties	71,196,561	64,324,939	65,398,192	66,757,685	62,691,338
Minority interest	—	707,259	99,216	—	—
General Partner’s deficit	(534,751)	(501,583)	(513,842)	(537,849)	(524,377)
Limited Partners’ deficit	(3,940,355)	(656,602)	(1,870,222)	(4,246,895)	(2,913,157)

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

We hold 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the ultimate parent company of the General Partner, to continue our operations as a going concern.

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our residential customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and internet access.

The principal components of Virgin Media’s expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, such as rent, utilities and rates; and allowances for doubtful accounts.  Our expenses include certain costs that are charged by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our net income is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

Selected Operating Data

We set forth in the following table certain data concerning our franchise at December 31, 2006 and 2005:

	December 31 2006	December 31 2005

Homes passed (1)	96,886	94,350
Homes marketable (2)	96,886	94,350
Total customers	36,863	36,975
Digital subscribers	22,971	21,709
Analog subscribers	1,007	2,332
Broadband Internet subscribers	22,642	20,078
Telephony subscribers	30,715	31,927
Penetration (homes marketable) (3)	38.0%	39.0%
Churn (4)	1.8%	1.0%

(1)                  Homes passed is the number of homes that have had ducting buried outside.

(2)                  Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(3)                  Penetration measures the number of subscribers for our services divided by the number of homes marketable.

(4)                  Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month.  Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and allows us to increase our ARPU by facilitating the sale of multiple services to each customer.

Competition.   Our ability to acquire and retain customers and increase revenue depends on Virgin Media’s and our competitive strength. There is significant competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, alternative internet access services like DSL, satellite television services offered by British Sky Broadcasting Group plc (“BSkyB”), digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT, and mobile telephone services offered by other mobile telephone operators. Certain competitors, such as BT and BSkyB, are dominant in markets in which Virgin Media and we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   Virgin Media is presently integrating its legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, the billing platform used by us has recently been migrated to a new system as part of Virgin Media’s program to consolidate all of its billing platforms. While these integration efforts are presently on track, any issues that may arise in connection with the integration could have a material negative effect on our financial performance.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If Virgin Media and we do not continue to invest in the network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, Virgin Media’s and our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When Virgin Media’s and our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

Currency Movements.   Because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between academic years.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the U.S., or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

These policies may need to be revised in the future in the event that changes to our business occur.

Foreign Currency Translation:

Our functional currency is the pound sterling, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. subsidiary have been translated using the exchange rate in effect at the balance sheet date and revenue and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiary are reported as a separate component of accumulated other comprehensive income (loss) in partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations.

Fixed Assets:

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. Costs associated with initial customer installations are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

We assign fixed assets useful lives that impact the annual depreciation expense. The assignment of useful lives involves significant judgments and the use of estimates. Virgin Media’s management use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. We adopted FIN 48 effective January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48, but do not anticipate any significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Results of Operations

Years Ended December 31, 2006 and 2005

We present below summarized consolidated financial information for the years ended December 31, 2006 and 2005:

	Year ended December 31,		Increase (decrease)
	2006	2005	$	%

Revenue	$38,796,127	$38,740,331	$55,796	0.1%
Cost of goods sold	(10,014,523)	(10,430,813)	(416,290)	(4.0)
Selling, general and administrative expenses	(94,878)	(92,063)	2,815	3.1
Management fees and allocated overhead	(17,670,758)	(17,063,743)	607,015	3.6
Other charges	(1,349,828)	(653,559)	696,269	106.5
Depreciation	(6,975,343)	(5,882,179)	1,093,164	18.6
Operating income	2,690,797	4,617,974	(1,927,177)	(41.7)
Interest expense	(6,062, 897)	(2,957,398)	3,105,499	105.0
Foreign exchange (losses)/gains	(277,062)	219,959	(497,021)	(226.0)
Net (loss) income before minority interest and cumulative effect of changes in accounting principle	(3,649,162)	1,880,535	(5,529,697)	(294.0)
Minority interest	748,119	(654,656)	(1,402,775)	(214.3)
Cumulative effect of changes in accounting principle	(415,878)	—	—
Net (loss) income	$(3,316,921)	$1,225,879	$(4,542,800)	(370.6)

Revenue

For the year ended December 31, 2006, revenue increased by 0.1% to $38.8 million from $38.7 million in 2005 and revenue expressed in pounds sterling decreased by 0.9% to £21.1 million in 2006 from £21.3 million in 2005. Increased revenue from additional broadband and digital TV subscribers has been offset by the fall in revenue resulting from the decline in analog TV and telephony subscribers.

Expenses

Costs of goods sold

For the year ended December 31, 2006, costs of goods sold decreased by 4.0% to $10.0 million from $10.4 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 5.3% to £5.4 million in 2006 from £5.7 million in 2005. Costs of goods sold as a percentage of revenue declined to 25.8% for the year ended December 31, 2006, from 26.9% for 2005 primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services, whilst revenue declines arose primarily on lower-margin services.

Selling, general and administrative expenses

For the year ended December 31, 2006, selling, general and administrative expenses increased by 3.1% to $94,878 from $92,063 in 2005.  This increase is primarily attributable to the higher cost of investor relations’ services.

Management fees and allocated overhead.

For the year ended December 31, 2006, management fees and allocated overhead increased by 3.6% to $17.7 million from $17.1 million in 2005. Management fees and allocated overhead expressed in pounds sterling increased by 2.1% to £9.6 million in 2006 from £9.4 million in 2005. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

Other charges

For the year ended December 31, 2006, other charges increased to $1,349,828 from $653,559 in 2005 representing restructuring costs allocated to us by a subsidiary of Virgin Media.  Charges allocated to us are made on the basis of an allocation formula appropriate to each category of charge that is based on a methodology that, in management’s judgment, is reasonable given the facts and circumstances.  Other charges in the year ended December 31, 2006 relate primarily to employee termination costs and lease exit costs in connection with restructuring programs initiated in respect of the reverse acquisition of Telewest.

Depreciation expense

For the year ended December 31, 2006, depreciation expense increased to $7.0 million from $5.9 million in 2005 due to network assets transferred from an affiliate as at December 31, 2005 together with increased  capital spend and changes in foreign exchange rates.

Interest expense

For the year ended December 31, 2006, interest expense increased to $6.1 million from $3.0 million in 2005.  This increase is due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest is charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner.  Also from October 1, 2005, we are charged our allocation of the bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities.

Exchange losses/gains

For the year ended December 31, 2006, foreign currency exchange losses were $277,062 compared with gains of $219,959 for 2005.  The change in exchange losses/ gains is primarily attributable to the impact of fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

In 2006 we released the minority interest provision of $748,119 as the losses of NTL South Herts have exceeded the equity capital. In 2005, we recorded a minority interest expense of $654,656. We recorded a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceeded its liabilities. Until the quarter ended December 31, 2004, the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts.  In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation on the part of the minority interest to make good such losses.

Cumulative effect of changes in accounting principle

In June 2005, the Financial Accounting Standards Board, or FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and is effective January 2, 2007.  Virgin Media has reviewed their obligation under the law and concluded that an obligation exists for certain of our customer premises equipment.  As a result, we have recognized an addition to fixed assets of $319,380 and an obligation to our parent of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard will result in a change in the allocated overheads from the General Partner in future periods.

Net income

For the year ended December 31, 2006, net loss was $3.3 million as compared with a net income of $1.2 million in 2005 due primarily to the increase in interest expense and the cumulative effect of change in accounting principle as described above.

Years Ended December 31, 2005 and 2004

We present below summarized consolidated financial information for the years ended December 31, 2005 and 2004:

	Year ended December 31,		Increase (decrease)
	2005	2004	$	%

Revenue	$38,740,331	$38,042,360	$697,971	1.8%
Cost of goods sold	(10,430,813)	(11,550,360)	(1,119,547)	(9.7)
Selling, general and administrative expenses	(92,063)	(103,018)	(10,955)	(10.6)
Management fees and allocated overhead	(17,063,743)	(14,321,728)	2,742,015	19.1
Other charges	(653,559)	(602,691)	50,868	8.4
Depreciation	(5,882,179)	(6,621,976)	(739,797)	(11.2)
Operating income	4,617,974	4,842,587	(224,613)	(4.6)
Interest expense	(2,957,398)	(2,203,792)	753,606	34.2
Foreign exchange gains / losses	219,959	(143,217)	(363,176)	—
Net income before minority interest	1,880,535	2,495,578	(615,043)	(24.6)
Minority interest	(654,656)	(94,898)	559,758	—
Net income	$1,225,879	$2,400,680	(1,174,801)	(48.9)

Revenue

For the year ended December 31, 2005 revenue increased by 1.8% to $38.7 million from $38.0 million in 2004 and revenue expressed in pounds sterling increased by 2.5% to £21.3 million in 2005 from £20.8 million in 2004, due primarily to the impact of price rises and gaining more broadband customers. At December 31, 2005, we served 20,078 broadband customers compared with 15,275 at December 31, 2004.

Expenses

Costs of goods sold

For the year ended December 31, 2005, costs of goods sold decreased by 9.7% to $10.4 million from $11.6 million in 2004 and cost of goods sold expressed in pounds sterling decreased by 9.1% to £5.7 million in 2005 from £6.3 million in 2004.  Costs of goods sold as a percentage of revenue declined to 26.9% for the year ended December 31, 2005, from 30.4% for 2004, primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services.

Selling, general and administrative expenses

For the year ended December 31, 2005, selling, general and administrative expenses decreased by 10.6% to $92,063 from $103,018 in 2004 primarily due to savings in selling, general and administrative costs through negotiated reductions in investor relations’ costs.

Management fees and allocated overhead

For the year ended December 31, 2005, management fees and allocated overhead increased by 19.1% to $17.1 million from $14.3 million in 2004. Management fees and allocated overhead expressed in pounds sterling increased by 20.0% to £9.4 million in 2005 from £7.8 million in 2004. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.  The increase in the amounts charged to us resulted primarily from the increase in the allocable cost base but more specifically from increases in network repair and maintenance, marketing and communications costs and allowances for doubtful debts offset by reduced levels of set-top box repair and recycling costs and lower employee costs through involuntary employee terminations at the end of 2004.

Other charges

For the year ended December 31, 2005, other charges increased to $653,559 from $602,691 in 2004. Other charges principally comprised restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and for employee severance and related costs in connection with its call center consolidation program. Charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge that is based on a methodology that is considered to be reasonable in management’s judgment given the facts and circumstances. Other charges in the year ended December 31, 2004 related to Virgin Media’s call center consolidation program.

Depreciation expense

For the year ended December 31, 2005, depreciation expense decreased to $5.9 million from $6.6 million in 2004, principally because certain assets became fully depreciated in 2005.

Interest expense

Two changes to the interest expense charging policies were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005.  Effective October 1, 2005, interest is charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner.  Also effective October 1, 2005, we are charged our allocation of the bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities.

For the year ended December 31, 2005, interest expense increased to $3.0 million from $2.2 million in 2004.  The increase in interest expense is primarily owing to the increase in the amount of non-permanent loans on which interest is charged and of allocated bank fees and deferred financing costs. The increase in interest on non-permanent loans was $359,805 and the impact of the allocation of bank fees and deferred financing costs was $268,295, for a combined impact of $628,100.  This increase is offset by favorable exchange rate movements and a lower effective average interest rate for Virgin Media’s cost of financing.

Exchange gains/( losses)

For the year ended December 31, 2005, foreign currency exchange gains were $219,959 compared with a loss of $143,217 for 2004.  The change in exchange gains/losses is primarily attributable to fluctuations in the valuation of the U.S.

dollar on certain of our assets and transactions, which are denominated in pounds sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

In 2005, we recorded a minority interest of $654,656. We record a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceeds its liabilities. Until the quarter ended December 31, 2004, the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts.  In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the minority interest, as there is no obligation on the part of the minority interest to make good such losses.  The minority interests charge for the year ended December 31, 2004 was $94,898, which represented 33.33% of the net assets as at that date.

Net Income

For the year ended December 31, 2005, net income was $1.2 million as compared with $2.4 million in 2004 due primarily to the increase in the minority interest expense together with the increase in interest expense as described above.

Statement of Cash Flows

Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, cash provided by operating activities decreased to $1.4 million from $13.4 million in 2005.

For the year ended December 31, 2006, purchase of fixed assets decreased to $1.4 million from $13.4 million in 2005. Expressed in pounds sterling, the purchase of fixed assets decreased to £0.6 million from £7.3 million in 2005.

Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, cash provided by operating activities increased to $13.4 million from $3.3 million in 2004.

For the year ended December 31, 2005, purchase of fixed assets increased to $13.4 million from $3.3 million in 2004. Expressed in pounds sterling, the purchase of fixed assets increased to £7.3 million from £1.8 million in 2004. Purchase of fixed assets related primarily to the transfer of network assets from an affiliate amounting to $11.6 million together with $1.8 million fixed asset additions through customer installations, particularly broadband. The asset transfer from the affiliate was effective December 31, 2005 consequently there was no impact on the depreciation charge for the year.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media.  We are reliant upon the support of Virgin Media to continue our operations. As of December 31, 2006 we had consolidated current liabilities of $71.2 million due to Virgin Media Group companies compared with $64.3 million as of December 31, 2005.

Historically, our source of cash had been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future.  We expect that cash from our operations in 2007 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

Off -Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2006.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2006.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is $34,811 for the year ended December 31, 2006.

We have no debt other than amounts due to affiliates. As of December 31, 2006, we had $71.2 million in amounts due to Virgin Media. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is $649,001 for the year ended December 31, 2006.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-14 of this annual report. The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$9,170,963	$9,664,617	$9,922,154	$10,038,393
Operating income	792,084	628,959	570,516	699,238
Loss before minority interest and cumulative effect of changes in accounting principle	(734,358)	(942,921)	(993,871)	(978,012)
Minority interest	213,266	247,616	287,237	—
Cumulative effect of changes in accounting principle	—	—	—	(415,878)
Net loss	(521,092)	(695,305)	(706,634)	(1,393,890)
Net loss per limited partnership unit	$(9.06)	$(12.09)	$(12.29)	$(24.24)

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$10,247,295	$9,974,629	$9,543,147	$8,975,260
Operating income	1,469,018	994,361	1,470,718	683,877
Income (loss) before minority interest	913,996	517,914	927,601	(478,976)
Minority interest	(319,979)	(162,724)	(325,757)	153,804
Net income (loss)	594,017	355,190	601,844	(325,172)
Net income (loss) per limited partnership unit	$10.33	$6.18	$10.47	$(5.65)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Virgin Media’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including Virgin Media’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act.  As a result, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, as adopted by the SEC, for fiscal years ending on or after December 15, 2007 with respect to the requirement to file an internal control report and for the fiscal years ending on or after December 15, 2008 with respect to the requirement to file an auditor’s attestation report.  We therefore expect to file our first internal control report certification when filing an annual report on Form 10-K for the year ending December 31, 2007 and our first auditor’s attestation report when filing an annual report on Form 10-K for the year ending December 31, 2008.

(b)                               Changes in Internal Control Over Financial Reporting

On March 3, 2006, Virgin Media completed the reverse acquisition of Telewest and on July 4, 2006, Virgin Media completed the acquisition of Virgin Mobile. As a consequence of Virgin Media’s integration of these acquisitions, Virgin Media has made and expects to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*                 The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors,  Executive Officers and Corporate Governance

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	44	Director and Secretary
Robert Gale	47	Director

Robert Mackenzie

Mr. Mackenzie, age 44, has been the Secretary and Director of our General Partner since May 30, 2000 and is Virgin Media’s Group Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and acted as Company Secretary for the newly formed CableTel, subsequently renamed Virgin Media. From 1988 to

1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 47, is the vice president—controller of Virgin Media. He has held this position since June 17, 2003. Mr. Gale joined Virgin Media in May 2000 from Cable & Wireless Communications plc, where he was head of finance for the ConsumerCo business acquired by Virgin Media. In October 2000, he was appointed as group director of financial control for Virgin Media’s UK operations. He had joined Cable & Wireless in January 1998. From 1995 to 1997, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by Virgin Media. Between 1989 and 1995, Mr. Gale was group financial controller at TVS Entertainment PLC, a UK television broadcaster and program producer. Mr. Gale is a chartered accountant and worked for KPMG at its London office between 1981 and 1989.

As we have no officers, directors, or employees, we have not adopted a code of ethics.  However, Virgin Media has adopted a code of ethics for its senior executive and financial officers, which Virgin Media’s code of ethics establishes policies to promote honest and ethical conduct and to deter wrongdoing, including policies governing actual or apparent conflicts of interest, compliance with laws and prompt internal reporting for violations.

Item 11.   Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by Virgin Media and its affiliates and, pursuant to the terms of our Partnership Agreement, Virgin Media and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, “Certain Relationships and Related Transactions and Director Independence” for a description of the relationship between us and Virgin Media.

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

Item 13.   Certain Relationships,  Related Transactions and Director Independence

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

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2006 totaled $1,939,806.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to rent, supplies, telephone, travel and salaries of any full or part time employees. Allocable direct or indirect expenses paid or payable by us for the year ended December 31, 2006 totaled $15,730,952.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. For the year ended December 31, 2006, aggregated interest, bank fees and finance charges of $5,955,219 relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $140,409 was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

As we do not have a board of directors or audit committee, we rely on Virgin Media’s Audit Committee for approval of those related transactions entered into with related parties in which we would be a participant, other than the transactions contemplated by our Partnership Agreement.

For the description of transactions between Virgin Media and related parties, please see Item 13 in Virgin Media’s annual report on Form 10-K filed with the SEC on March 1, 2007.

Item 14.   Principal Accountant Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young LLP for services, but are allocated a proportion of the fees charged to Virgin Media by Ernst & Young LLP. We provide in the table below an analysis of the fees charged to Virgin Media by Ernst & Young LLP and allocated to us in the each of the two years ended December 31, 2006 and 2005.

	Year ended December 31,
	2006	2005

Audit fees	$61,335	$68,005
Audit-Related fees	667	833
Tax fees	23,751	40,390
All other fees	—	—
	$85,753	$109,228

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

Audit-Related fees. Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice to Virgin Media on reporting on internal controls under Section 404.

Tax fees. Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning.

All other fees.  All other fees represent the aggregate fees charged for other products and services provided by Ernst & Young.

Audit Committee’s Pre-approval Policies and Procedures

We have no Audit Committee. The Audit Committee of the board of directors of Virgin Media reviews, acts on and reports to the board of directors of Virgin Media with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee are Charles K. Gallagher, who is its chairman and who the board of directors has determined to be an audit committee financial expert, David Elstein, George R. Zoffinger and Jeffrey D. Benjamin. The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to Virgin Media.

Virgin Media’s Audit Committee’s policy on pre-approval requirements for audit and non-audit services provided to us by our independent registered public accounting firm is as follows:

Annually, the Audit Committee will agree the scope and terms, including the fees, of the engagement for the services to be provided by the Auditors as part of the recurring annual audit of Virgin Media (“the Annual Audit Services”). The services included as part of the Annual Audit Services include: the audit of Virgin Media’s consolidated financial statements and its internal control over financial reporting; the audit of the separate financial statements of South Hertfordshire United Kingdom Fund, Ltd (“South Herts”), Virgin Media Investment Holdings Limited and Subsidiaries (“VMIH”), Virgin Media Finance PLC and any other subsidiaries or affiliates which may require audits in relation to securities issued or to be issued, including, if required, the audits of their internal control over financial reporting; the review of interim unaudited financial statements of Virgin Media and the separate interim unaudited financial statements of South Herts and VMIH and any other subsidiaries or affiliates which may require reviews in relation to securities issued or to be issued; the statutory audits of the financial statements of Virgin Media’s affiliates and subsidiaries.

Annually, the Audit Committee will pre-approve, on a category basis, Additional Audit services, such as correspondence with regulatory agencies, consents to registration statements, comfort letters, and other financial reports required by regulatory bodies.

Quarterly, the Audit Committee will pre-approve, on an engagement specific basis, the Audit Related services, Tax services and Other services for permissible services as set forth in the pre-approval policy, plus any additional categories of Additional Audit services not included in the annual pre-approval (collectively, inclusive of the Additional Audit services, “Permitted Services”) to be provided by the Auditors to Virgin Media in respect of Permitted Services which are expected to commence during the following three months. Each request for pre-approval of Permitted Services will be accompanied by an estimate of the related fee although such fee estimate will not represent the maximum fee that may be incurred unless the Audit Committee expressly requests that a limit be imposed in respect of a specific service.

Between meetings, the Chairman of the Audit Committee has delegated authority to pre- approve Services within the scope of Permitted Services listed below on an ad-hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                          (1) Financial Statements—See list of Financial Statements on page F-1.

(2) Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3) Exhibits—See Exhibit Index.

FORM 10K - ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, and 2005

and for the Years Ended December 31, 2006, 2005, and 2004

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements and schedules are the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, South Hertfordshire United Kingdom Fund, Ltd. adopted Financial Accounting Standards Board Staff Position FAS 143-1 “Accounting for Electronic Waste Obligations” as of December 12, 2006.

Ernst & Young LLP
London, England
March 23, 2007

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

Assets
Fixed assets, net	$66,079,566	$63,195,826

Total assets	$66,079,566	$63,195,826

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$71,196,561	$64,324,939
Total liabilities	71,196,561	64,324,939

Minority interest
Minority interest	—	707,259

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(535,751)	(502,583)
	(534,751)	(501,583)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2006 and December 31, 2005)	48,817,997	48,817,997
Accumulated deficit	(52,758,352)	(49,474,599)
	(3,940,355)	(656,602)
Accumulated comprehensive loss	(641,889)	(678,187)
Total Partners’ deficit	(5,116,995)	(1,836,372)

Total liabilities and Partners’ deficit	$66,079,566	$63,195,826

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004

Revenue	$38,796,127	$38,740,331	$38,042,360

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(10,014,523)	(10,430,813)	(11,550,360)
Selling, general and administrative expenses	(94,878)	(92,063)	(103,018)
Management fees and allocated overhead from the General Partner	(17,670,758)	(17,063,743)	(14,321,728)
Other charges	(1,349,828)	(653,559)	(602,691)
Depreciation	(6,975,343)	(5,882,179)	(6,621,976)

Operating income	2,690,797	4,617,974	4,842,587

Other expenses
Interest payable to general partner and affiliates	(6,062,897)	(2,957,398)	(2,203,792)
Other interest charges	—	—	—
Exchange (losses) gains	(277,062)	219,959	(143,217)

(Loss) income before minority interest and cumulative effect of changes in accounting principle	(3,649,162)	1,880,535	2,495,578
Cumulative effect of changes in accounting principle	(415,878)	—	—
Minority interest	748,119	(654,656)	(94,898)

Net (loss) income	$(3,316,921)	$1,225,879	$2,400,680

Allocation of net (loss) income
General Partner	$(33,168)	$12,259	$24,007
Limited Partners	(3,283,753)	1,213,620	2,376,673
Net (loss) income	$(3,316,921)	$1,225,879	$2,400,680

Net (loss) income per limited partnership unit	$(57.68)	$21.32	$41.74

Average number of limited partnership units outstanding	56,935	56,935	56,935

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2006	2005	2004

Net (loss) income	$(3,316,921)	$1,225,879	$2,400,680
Foreign currency translation adjustments	(34,243)	(93,230)	(62,345)

Comprehensive (loss) income	$(3,351,164)	$1,132,649	$2,338,335

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Year ended December 31,
	2006	2005	2004

General Partner:
Balance, beginning of year	$(501,583)	$(513,842)	$(537,849)
Net (loss) income for the year	(33,168)	12,259	24,007
Balance, end of the year	$(534,751)	$(501,583)	$(513,842)

Limited Partners:
Balance, beginning of year	$(656,602)	$(1,870,222)	$(4,246,895)
Net (loss) income for the year	(3,283,753)	1,213,620	2,376,673
Balance, end of the year	$(3,940,355)	$(656,602)	$(1,870,222)

Accumulated comprehensive loss	(641,889)	(678,187)	(584,957)
Total Partners’ deficit	$(5,116,995)	$(1,836,372)	$(2,969,021)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities
Net (loss) income	$(3,316,921)	$1,225,879	$2,400,680
Adjustments to reconcile net(loss) income to net cash provided by (used in) operating activities:
Cumulative effect of changes in accounting principle	415,878	—	—
Minority interest	(748,119)	654,656	94,898
Depreciation	6,975,343	5,882,179	6,621,976
Change in operating assets and liabilities:
Decrease in other assets	—	—	—
(Decrease) increase in accounts payable to affiliates and related parties	(1,883,235)	5,595,905	(5,774,435)
Net cash provided by (used in) operating activities	1,442,946	13,358,619	3,343,119

Cash flows from investing activities
Purchase of fixed assets	(1,442,946)	(13,358,619)	(3,343,119)
Net cash used in investing activities	(1,442,946)	(13,358,619)	(3,343,119)

Cash flows from financing activities	—	—	—
Net cash used in financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	—	—	—

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND PARTNERS’ INTERESTS

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd. (the “Partnership”), a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. NTL Fawnspring Limited, a U.K. corporation, a subsidiary of Virgin Media Inc. or Virgin Media, is the general partner (the “General Partner”) of the Partnership.

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2006 the loss per limited partner unit amounted to $57.68.

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

NTL South Herts is owned 66.7% by the Partnership and 33.3% by Virgin Media. Virgin Media also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to Virgin Media or to other affiliates.

2.           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount charged to NTL South Herts by a subsidiary of Virgin Media for infrastructure and management support services, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities including contingent liabilities, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts’ network. Actual results could differ from those estimates.

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

Current Assets and Liabilities

Since May 2000, the current assets and liabilities of NTL South Herts have been managed by Virgin Media. Books and records related to accounts receivable, accounts payable and deferred revenue are maintained by Virgin Media. Pursuant to the arrangement between Virgin Media and NTL South Herts contained in the letter of appointment and agreement, NTL South Herts has the legal right to offset amounts receivable from Virgin Media against amounts payable to Virgin Media. Consequently, the net balance payable by NTL South Herts to Virgin Media is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements. Effective from June 2000, the bank accounts maintained by NTL South Herts were closed and a bank account maintained by Virgin Media is used for cash transactions. Accordingly the net result from cash transactions is also included in accounts payable to affiliates and related parties.

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

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, which requires us to  recognize a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

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

Revenue Recognition

We recognize revenue only when it is realized or realizable and earned. The Partnership recognizes revenue when all of the following are present:

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

•             Bundled services revenue is recognized in accordance with the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables to assess whether the components of the bundled services should be recognized separately.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $772,993, $1,020,654 and $807,228 in 2006, 2005 and 2004, respectively.

Asset Retirement Obligations

In June 2005, the Financial Accounting Standards Board, or FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and is effective January 2, 2007.  Virgin Media has reviewed their obligation under the law and concluded that an obligation exists for certain of our customer premises equipment.  As a result, we have recognized an addition to fixed assets of $319,380 and an obligation to our parent of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard will result in a change in the allocated overheads from the General Partner in future periods.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. We adopted FIN 48 effective January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48, but do not anticipate any significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

4.           TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2006, 2005 and 2004 were $1,939,806, $1,937,016 and $1,902,118, respectively. These amounts were expensed in the consolidated statements of operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2006, 2005 and 2004, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $15,730,952, $15,126,727 and $12,419,610, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the years ended December 31, 2006, 2005 and 2004, aggregated interest, bank fees and finance charges of $5,922,488, $2,812,193 and $2,039,277, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $140,409, $145,205 and $164,515, respectively, was charged by an affiliate of the General Partner.

The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities allocable to the Partnership or NTL South Herts.  They have elected to recover these amounts commencing in the fourth quarter of 2005.

5.           OTHER CHARGES

Other charges of $1.3 million in the year ended December 31, 2006 relate mainly to employee termination and lease exit costs in connection with Virgin Media’s restructuring programs initiated in respect of the reverse acquisition of Telewest, along with costs in relation to lease exit costs for properties that were vacated prior to the acquisition.  Other charges in the year ended December 31, 2005 of $0.7 million mainly related to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated.  Other charges of $0.6 million in 2004 related to Virgin Media’s announcement to consolidate its call centers.  On April 7, 2004, Virgin Media announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base.  Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, Virgin Media made additional investments in technology and training in order to streamline processes and generate efficiencies.  This program was completed as of December 31, 2005 at a total cost to Virgin Media of $43.1 million.

6.           FIXED ASSETS

Fixed assets consist of:

	Estimated	December 31,
	useful lives	2006	2005

Cable Network and other electrical equipment	5-30 years	$200,906,290	$174,966,272
Building and other equipment	3-30 years	8,315,630	7,397,187
		209,221,920	182,363,459
Accumulated depreciation		(143,142,354)	(119,167,633)
		$66,079,566	$63,195,826

7.           FINANCING

The Partnership and NTL South Herts have no indebtedness other than accounts payable to affiliates and related parties, all of which are part of the Virgin Media group. Accordingly the Partnership and NTL South Herts are reliant upon the support of Virgin Media to continue their operations as a going concern.

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

The tax basis in the Partnership’s assets and liabilities is $8 million higher than its book basis in its assets and liabilities for financial reporting purposes.

U.K. profits (comprising income and gains) of NTL South Herts will be subject to U.K. corporation tax. However, for U.K. corporation tax purposes, corporations are able to carry forward losses from operations to be offset against subsequent profits of the same operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	December 31,
	2006	2005
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	8,911,620	5,225,464
Net operating loss carryforward	8,035,524	8,139,647
Purchase accounting liabilities	132,596	—
Total deferred tax assets	17,079,740	13,365,110
Valuation allowance	(17,079,740)	(13,365,110)
Net deferred tax assets	—	—
Net deferred tax liabilities	$—	$—

At December 31, 2006, NTL South Herts had U.K. net operating loss carryforwards of $26.8 million. The U.K. net operating loss carryforwards are available for utilization in future years and do not expire. Management has established a valuation allowance against the net operating loss carryforwards on the basis that it was not more likely than not that such assets would be realized in the future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
a Colorado limited partnership

By:	NTL Fawnspring Limited,
its General Partner

By:	/s/ ROBERT MACKENZIE
Robert Mackenzie
Director of Virgin Media Directors Limited
Corporate Director of NTL Fawnspring Limited,
the General Partner of South Hertfordshire
United Kingdom Fund, Ltd.

Dated:  March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 29, 2007
Robert Mackenzie

/s/ ROBERT GALE	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 29, 2007
Robert Gale

*            The Partnership has no Chief Executive Officer or Chief Financial Officer.  Robert Mackenzie and Robert Gale are directors of Virgin Media Directors Limited, which is a Corporate Director of Fawnspring Limited, the General Partner of the Partnership.

EXHIBIT INDEX

Exhibit No.
3.1

Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889)

3.2

Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889)

4.1

Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on May 6, 1993, File No. 33-48400)

4.2

Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889)

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