Form 10-Q
period 2007-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2007-05-14
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐                                 Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

Exact name of registrant as specified in charter

Colorado	84-1145140
State of organization	I.R.S. employer I.D.#

Media House, Bartley Wood Business Park, Hook,

 Hampshire, RG27 9UP, England

+ 44 1256 752000

(Address and Telephone Number of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of limited partnership units of the registrant outstanding as of May 7, 2007 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those relating to:

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

•              Virgin Media’s ability to obtain and retain expected synergies from the merger of legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on March 29, 2007. We assume no obligation to update the forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Inc.

On March 3, 2006, NTL Incorporated, or NTL, merged with a subsidiary of Telewest Global, Inc., or Telewest, which changed its name to NTL Incorporated.  NTL changed its name to NTL Holdings Inc.

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

In this quarterly report, unless the context otherwise requires, the term “we”, “us”, “our” and similar terms refers to South Hertfordshire United Kingdom Fund, Ltd, and its subsidiaries.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 31, 2007 was $1.9685 per £1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low
2006	1.74	1.75	1.79	1.73
2007	1.97	1.96	1.98	1.92

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

Unless we otherwise indicate, all U.S. dollar amounts as of March 31, 2007 are translated to U.S. dollars at an exchange rate of $1.9685 to £1.00, all amounts disclosed for the three months ended March 31, 2007 are based on an average exchange rate of $1.955 to £1.00, and all amounts disclosed for the three months ended March 31, 2006 are based on an average exchange rate of $1.7536 to £1.00. All amounts disclosed as of December 31, 2006 are based on an exchange rate of 1.9586 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2007 and 2006 exchange rates has affected the dollar comparisons.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(see note)
Assets
Fixed assets, net	$65,360,546	$66,079,566
Total assets	$65,360,546	$66,079,566

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$70,759,739	$71,196,561
Total liabilities	70,759,739	71,196,561

Minority interest
Minority interest	—	—

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(538,496)	(535,751)
	(537,496)	(534,751)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2007 and December 31, 2006)	48,817,997	48,817,997
Accumulated deficit	(53,030,060)	(52,758,352)
	(4,212,063)	(3,940,355)

Accumulated comprehensive loss	(649,634)	(641,889)
Total Partners’ deficit	(5,399,193)	(5,116,995)

Total Liabilities and Partners’ Deficit	$65,360,546	$66,079,566

Note: The balance sheet at December 31, 2006 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues	$10,103,923	$9,170,963

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,528,614)	(2,457,586)
Selling, general and administrative expenses	(30,687)	(20,615)
Management fees and allocated overhead from the General Partner	(4,576,446)	(4,022,996)
Other charges	(117,633)	(157,707)
Depreciation	(1,828,658)	(1,719,975)

Operating income	1,021,885	792,084

Other expenses
Interest payable to General Partner and affiliates	(1,284,641)	(1,503,059)
Exchange losses	(11,697)	(23,383)

Loss before minority interest	(274,453)	(734,358)
Minority interest income	—	213,266

Net loss	$(274,453)	$(521,092)

Allocation of net loss
General Partner	$(2,745)	$(5,211)
Limited Partners	(271,708)	(515,881)
Net loss	$(274,453)	$(521,092)

Net loss per limited partnership unit	$(4.77)	$(9.06)

Average number of limited partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(274,453)	$(521,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest income	—	(213,266)
Depreciation	1,828,658	1,719,975
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(771,011)	(681,424)
Net cash provided by operating activities	783,194	304,193

Cash flows from investing activities
Purchase of fixed assets	(783,194)	(304,193)
Net cash used in investing activities	(783,194)	(304,193)

Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

Organization and Business

South Hertfordshire United Kingdom Fund, Ltd., or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests.  The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. NTL Fawnspring Limited, a U.K. corporation, a subsidiary of Virgin Media Inc., or Virgin Media, is the general partner (the “General Partner”) of the Partnership. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term that such investment is held by us.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the United Kingdom. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes, we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. (formerly known as NTL Incorporated) indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the ultimate parent company of the General Partner, to continue our operations as a going concern.

We, as well as Virgin Media, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or Virgin Media files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2007 are not necessarily indicative of results to be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.   Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Our other comprehensive loss consists of changes in cumulative translation adjustment. Comprehensive loss comprises:

	Three months ended March 31,
	2007	2006
Net loss	$(274,453)	$(521,092)
Foreign currency translation adjustments	7,745	(20,351)
Comprehensive loss	$(266,708)	$(541,443)

Note 3.   Investment in Subsidiary

NTL South Herts is a U.K. corporation which is principally engaged in the development, construction, management and operation of broadband communication networks for telephone, cable television and internet services in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

NTL South Herts is owned 66.7% by the Partnership and 33.3% by Virgin Media. Virgin Media also owns the General Partner. The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to Virgin Media or to other affiliates.

Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.8 million residential cable customers as at March 31, 2007.

Note 4.   Transactions with the General Partner and Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2007 and 2006 were $505,196 and $458,549, respectively. These amounts were expensed in the consolidated statements of operations each period.

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

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. Allocable direct and indirect expenses during the three months ended March 31, 2007 and 2006 totaled $4,071,250 and $3,564,447, respectively.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts. For the three months ended March 31, 2007 and 2006, aggregated interest, bank fees and finance charges of $1,244,365 and $1,469,028, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $40,276 and $34,031, respectively, was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

Our General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities allocable to the Partnership or NTL South Herts.

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

The principal components of our expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, such as rent, utilities and rates; and allowances for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access services and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our net income is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

Selected Operating Data

The following table sets forth certain data concerning our franchise at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Homes marketable(1)	96,663	96,886
Total customers	35,698	36,863
Digital cable subscribers	23,252	22,971
Analog cable subscribers	806	1,007
Broadband internet subscribers	23,019	22,642
Telephony subscribers	29,588	30,715
Penetration (homes marketable)(2)	36.9%	38.0%
Churn(3)	1.7%	1.8%

(1)             Homes marketable refers to the number of homes within our service area that have had ducting buried outside and can potentially be served by our network with minimal connection costs.

(2)             Penetration measures the number of subscribers for our services divided by the number of homes marketable.

(3)                  Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month.  Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

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

Competition.   Our ability to acquire and retain customers and increase revenue depends on Virgin Media’s and our competitive strength. There is significant competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, alternative internet access services like DSL, satellite television services offered by British Sky Broadcasting Group plc (“BSkyB”), digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT. Certain competitors, such as BT and BSkyB, are dominant in markets in which Virgin Media and we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   Virgin Media is presently integrating its legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, the principal billing platform used by us has recently been migrated to a new system as part of Virgin Media’s program to consolidate all of its billing platforms. While these integration efforts are presently on track, any issues that may arise in connection with the integration could have a material negative effect on our financial performance.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

The following table summarizes our consolidated financial information for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,			Three months ended March 31,
	2007	2006	%	2007	2006	%
Revenue	$10,103,923	$9,170,963	10.2	£5,168,247	£5,229,792	(1.2)
Cost of goods sold	(2,528,614)	(2,457,586)	(2.9)	(1,293,409)	(1,401,452)	7.7
Selling, general and adminstrative expenses	(30,687)	(20,615)	(48.9)	(15,697)	(11,756)	(33.5)
Management fees and allocated overhead	(4,576,446)	(4,022,996)	(13.8)	(2,340,893)	(2,294,136)	(2.0)
Other charges	(117,633)	(157,707)	25.4	(60,170)	(89,933)	33.1
Depreciation	(1,828,658)	(1,719,975)	(6.3)	(935,375)	(980,825)	4.6
Operating income	1,021,885	792,084	29.0	522,703	451,690	15.7
Interest expense	(1,284,641)	(1,503,059)	14.5	(657,105)	(857,127)	23.3
Exchange losses	(11,697)	(23,383)	50.0	(5,983)	(13,334)	55.1
Net loss before minority interests	(274,453)	(734,358)	62.9	(140,385)	(418,771)	66.5
Minority interest	—	213,266	—	—	121,616	—
Net loss	$(274,453)	$(521,092)	47.7	£(140,385)	£(297,155)	52.8

Revenue

For the three months ended March 31, 2007, revenue increased by 10.2% to $10.1 million from $9.2 million for the three months ended March 31, 2006 and revenue expressed in pounds sterling remained broadly constant at £5.2 million for both periods. Lower revenues due to a decrease in the number of telephony subscribers and declining telephony usage have been offset by higher broadband revenue due to an increase in the numbers of broadband subscribers.

Expenses

Costs of goods sold.   Costs of goods sold remained relatively constant at $2.5 million for the three months ended March 31, 2007 and 2006 and cost of goods sold expressed in pounds sterling decreased by 7.7% to £1.3 million for the three months ended March 31, 2007 from £1.4 million for the three months ended March 31, 2006. Costs of goods sold as a percentage of revenue declined to 25.0% for the three months ended March 31, 2007 from 26.8% for the same period in 2006 primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services.

Selling, general and administrative expenses.   For the three months ended March 31, 2007, selling, general and administrative expenses increased to $30,687 from $20,615 in the three months ended March 31, 2006. This increase is primarily attributable to the higher cost of investor relations’ services.

Management fees and allocated overhead.   For the three months ended March 31, 2007, management fees and allocated overhead increased by 13.8% to $4.6 million from $4.0 million for the same period in 2006 but management fees and allocated overhead expressed in pounds sterling remained broadly constant at £2.3 million in both periods. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

Other charges.   For the three months ended March 31, 2007, other charges decreased to $117,633 from $157,707 for the same period in 2006. Other charges in the three months ended March 31, 2007 and 2006 comprised restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following NTL’s reverse acquisition of Telewest. Charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended March 31, 2007, depreciation expense increased to $1.8 million from $1.7 million for the three months ended March 31, 2006 but depreciation expense expressed in pounds sterling decreased by 4.6% to £935,375 for the three months ended March 31, 2007 from £980,825 for the three months ended March 31, 2006.

Interest expense

For the three months ended March 31, 2007, interest expense decreased to $1,284,641 from $1,503,059 for the three months ended March 31, 2006, and interest expense expressed in pounds sterling decreased to £657,105 for the three months ended March 31, 2007 from £857,127 for the same period in 2006.  The decrease  is due to the lower bank fees and deferred financing costs allocated to us in the three months ended March 31, 2007 than in the three months ended March 31, 2006 by a subsidiary of Virgin Media following Virgin Media’s refinancing in connection with its reverse acquisition of Telewest.

We paid no cash interest for the three months ended March 31, 2007 and 2006.

Exchange losses

For the three months ended March 31, 2007, foreign currency exchange losses were $11,697 as compared with losses of $23,383 for the three months ended March 31,  2006. The change in exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. The U.S. dollar depreciated 13.2% against the pound sterling from March 31, 2006 to March 31, 2007. Our results of operations will continue to be affected by foreign currency exchange rate fluctuations.

Minority Interest

As of March 31, 2007, NTL South Herts’ liabilities exceeded its assets and we have therefore not recognized a minority interest credit  representing a 33.3% share of NTL South Herts’ net loss for the three months ended March 31, 2007. For the three months ended March 31, 2006, we recognized a minority interest credit of $213,266.

Net Loss

For the three months ended March 31, 2007, net loss improved to $274,453 as compared with net loss of $521,092 for the same period in 2006 primarily due to the reasons described above.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2007, we generated $783,194 from our operating activities compared with $304,193 in the three months ended March 31, 2006, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities has decreased primarily due to repayment of amounts due to affiliates.

Liquidity and Capital Resources

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media  to continue our operations. As of March 31, 2007, we had consolidated current liabilities of $70.8 million due to Virgin Media group companies compared with $71.2 million as of December 31, 2006.

Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future), we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests. It is unlikely that we will be able to sell debt or equity securities in the public markets, at least in the short term, or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations in 2007 will be utilized fully for the purchase of fixed assets including customer installations.

Off-Balance Sheet Transactions

As of March 31, 2007, we had no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

There have been no material changes in the three months ended March 31, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Our functional currency is pounds sterling and all of our revenue and substantially all of our costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

Our aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is approximately $2,000 for the three months ended March 31, 2007.

We have no debt other than amounts due to affiliates. As of March 31, 2007, we had approximately $70.8 million in amounts due to Virgin Media of which $65.7 million incurs interest charges. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. Our aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is $164,250 for the three months ended March 31, 2007.

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

(b)   Changes in Internal Control Over Financial Reporting.   On March 3, 2006, Virgin Media completed the reverse acquisition of Telewest and on July 4, 2006, Virgin Media completed the acquisition of Virgin Mobile. As a consequence of Virgin Media’s integration of these acquisitions, Virgin Media has made and expects to make material changes to its internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are involved in disputes and litigation arising in the ordinary course of our business. We have no material legal proceeding outside of the ordinary course of business.

ITEM 1A:          RISK FACTORS

There have been no material changes in the three months ended March 31, 2007 in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2007.

ITEM 5.                    Other Information

None.

ITEM 6.                    Exhibits

3.1

Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).

3.2

Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).

4.1

Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on May 6, 1993, File No. 33-48400).

4.2

Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).

31.1	Certification of Chief Executive Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1	Certifications of Chief Executive Officer,* and Chief Financial Officer,**pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Dated:   May 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited,	May 14, 2007
Robert Mackenzie	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

/s/ ROBERT GALE	Director of Virgin Media Directors Limited,	May 14, 2007
Robert Gale	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.