Form 10-Q
period 2007-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2007-08-10
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of limited partnership units of the registrant outstanding as of August 6, 2007 was 56,935.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors among others, include:

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

•       Virgin Media’s ability to manage customer churn;

•       the effect of technological changes on Virgin Media’s businesses;

•       Virgin Media’s continued right to use the Virgin name and logo;

•       Virgin Media’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•       possible losses in Virgin Media’s revenues due to systems failures;

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

Virgin Media entered into a license agreement with Virgin Enterprises Limited under which it is licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland. As a result, in February 2007, Virgin Media rebranded its consumer and a large part of its content businesses to “Virgin Media”. It also changed the name of its corporate parent from NTL Incorporated to Virgin Media Inc. and the name of one of its principal operating subsidiaries from NTL Group Limited to Virgin Media Limited.

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

	U.S. Dollars per £1.00
Six months ended June 30	Period End	Average (1)	High	Low
2006	1.85	1.80	1.89	1.73
2007	2.01	1.97	2.01	1.92

(1)          The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The noon buying rate of the pound sterling on June 30, 2007 was $2.0063 per £1.00.

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

Unless we otherwise indicate, all U.S. dollar amounts as of June 30, 2007 are translated to U.S. dollars at an exchange rate of $2.0063 to £1.00, all amounts disclosed for the six months ended June 30, 2007 are based on an average exchange rate of $1.9706 to £1.00, and all amounts disclosed for the six months ended June 30, 2006 are based on an average exchange rate of $1.7902 to £1.00. All amounts disclosed as of December 31, 2006 are based on an exchange rate of $1.9586 to £1.00. U.S. dollar amounts for the three months ended June 30, 2007 and 2006 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2007 and 2006 from the U.S. dollar converted financial result for the six months ended June 30, 2007 and 2006, respectively. The variation between the 2007 and 2006 exchange rates has impacted the dollar comparisons. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2007 and 2006 exchange rates has affected the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(see note)
Assets
Fixed assets, net	$65,746,951	$66,079,566
Total assets	$65,746,951	$66,079,566
Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$71,472,925	$71,196,561
Total liabilities	71,472,925	71,196,561
Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(541,465)	(535,751)
	(540,465)	(534,751)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2007 and December 31, 2006)	48,817,997	48,817,997
Accumulated deficit	(53,324,006)	(52,758,352)
	(4,506,009)	(3,940,355)
Accumulated comprehensive loss	(679,500)	(641,889)
Total Partners’ deficit	(5,725,974)	(5,116,995)
Total Liabilities and Partners’ Deficit	$65,746,951	$66,079,566

Note: The balance sheet at December 31, 2006 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$9,836,198	$9,664,617	$19,940,121	$18,835,580
Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,556,179)	(2,516,703)	(5,084,793)	(4,974,289)
Selling, general and administrative expenses	(23,704)	(25,015)	(54,391)	(45,630)
Management fees and allocated overhead from the General Partner	(4,418,403)	(4,482,599)	(8,994,849)	(8,505,595)
Other charges	(27,213)	(240,430)	(144,846)	(398,137)
Depreciation	(1,721,449)	(1,770,911)	(3,550,107)	(3,490,886)
Operating income	1,089,250	628,959	2,111,135	1,421,043
Other expenses
Interest payable to General Partner and affiliates	(1,341,267)	(1,445,781)	(2,625,908)	(2,948,840)
Exchange losses	(44,898)	(126,099)	(56,595)	(149,482)
Loss before minority interest	(296,915)	(942,921)	(571,368)	(1,677,279)
Minority interest income	—	247,616	—	460,882
Net loss	$(296,915)	$(695,305)	$(571,368)	$(1,216,397)
Allocation of net loss
General Partner	$(2,969)	$(6,953)	$(5,714)	$(12,164)
Limited Partners	(293,946)	(688,352)	(565,654)	(1,204,233)
Net loss	$(296,915)	$(695,305)	$(571,368)	$(1,216,397)
Net loss per limited partnership unit	$(5.16)	$(12.09)	$(9.94)	$(21.15)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(571,368)	$(1,216,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest income	—	(460,882)
Depreciation	3,550,107	3,490,886
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(1,329,365)	(968,289)
Net cash provided by operating activities	1,649,374	845,318
Cash flows from investing activities
Purchase of fixed assets	(1,649,374)	(845,318)
Net cash used in investing activities	(1,649,374)	(845,318)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2007 are not necessarily indicative of results to be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2.   Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive loss. Our other comprehensive loss consists of changes in cumulative translation adjustment. Comprehensive loss comprises:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net loss	$(296,915)	$(695,305)	$(571,368)	$(1,216,397)
Foreign currency translation adjustments	(29,866)	56,556	(37,611)	76,906
Comprehensive loss	$(326,781)	$(638,749)	$(608,979)	$(1,139,491)

The prior year comparative amounts in the above have been restated to reflect a mathematical error in the previously reported note. This restatement has no impact on the previously issued balance sheet, statement of operations or statement of cashflows for all periods presented.

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

Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.7 million residential on-net cable customers as at June 30, 2007.

Note 4.   Transactions with the General Partner and Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended June 30, 2007 and 2006 were $491,810 and $483,230 respectively. Consulting fees paid or payable by NTL South Herts for the six months ended June 30, 2007 and 2006 were $997,006 and $941,779, respectively. These amounts are recognized in the statement of operations as management fees and allocated overhead from the General Partner.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4.   Transactions with the General Partner and Affiliated Parties (Continued)

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

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. Allocable direct and indirect expenses during the three months ended June 30, 2007 and 2006 totaled $3,926,593 and $3,999,369, respectively. Allocable direct and indirect expenses during the six months ended June 30, 2007 and 2006 totaled $7,997,843 and $7,563,816, respectively. These amounts are recognized in the statement of operations as management fees and allocated overhead from the General Partner.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts. For the three months ended June 30, 2007 and 2006, aggregated interest, bank fees and finance charges of $1,297,740 and $1,413,353, respectively, relating to non-permanent loans was charged by affiliates of the General Partner. For the six months ended June 30, 2007 and 2006, aggregated interest, bank fees and finance charges of $2,542,105 and $2,882,381, respectively, relating to non-permanent loans was charged by affiliates of the General Partner. Interest on advances for the three months ended June 30, 2007 and 2006 of $43,527 and $32,428, respectively, and for the six months ended June 30, 2007 of $83,803 and $66,459, respectively, was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

Our General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and they are also entitled to recover the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities allocable to the Partnership or NTL South Herts.

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

Selected Operating Data

The following table sets forth certain data concerning our franchise at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Homes marketable(1)	96,663	96,886
Total customers	35,103	36,863
Digital cable subscribers	23,454	22,971
Analog cable subscribers	698	1,007
Broadband internet subscribers	23,541	22,642
Telephony subscribers	29,117	30,715
Penetration (homes marketable)(2)	36.3%	38.0%
Average monthly churn(3)	2.0%	1.8%

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

Competition.   Our ability to acquire and retain customers and increase revenue depends on Virgin Media’s and our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc (“BSkyB”) and Carphone Warehouse (Talk Talk) alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT. Certain competitors, such as BT and BSkyB, are dominant in markets in which Virgin Media and we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   Virgin Media continues to intergrate its legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, the principal billing platform used by us has recently been migrated to a new system as part of Virgin Media’s program to consolidate all of its billing platforms. Any issues that may arise in connection with the integration could have a material negative effect on our financial performance.

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

Currency Movements.   Because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are affected by currency fluctuations that are unrelated to our underlying results of operations.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

Results of Operations

Three months ended June 30, 2007 and 2006

We present below summarized consolidated financial information, in U.S dollars and U.K. pounds sterling for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,			Three months ended June 30,
	2007	2006	%	2007	2006	%
Revenue	$9,836,198	$9,664,617	1.8	£4,950,560	£5,291,703	(6.5)
Cost of goods sold	(2,556,179)	(2,516,703)	(1.6)	(1,286,918)	(1,377,170)	6.6
Selling, general and adminstrative expenses	(23,704)	(25,015)	5.2	(11,904)	(13,733)	13.3
Management fees and allocated overhead	(4,418,403)	(4,482,599)	1.4	(2, 223,630)	(2,457,062)	9.5
Other charges	(27,213)	(240,430)	88.7	(13,334)	(132,465)	89.9
Depreciation	(1,721,449)	(1,770,911)	2.8	(866,161)	(969,173)	10.6
Operating income	1,089,250	628,959	73.2	548,613	342,100	60.4
Interest expense	(1,341,267)	(1,445,781)	7.2	(675,437)	(790,086)	14.5
Exchange losses	(44,898)	(126,099)	64.4	(22,737)	(70,166)	67.6
Net loss before minority interests	(296,915)	(942,921)	68.5	(149,561)	(518,152)	71.1
Minority interests	—	247,616	—	—	135,831	—
Net loss	$(296,915)	$(695,305)	57.3	£(149,561)	£(382,321)	60.9

Revenue

For the three months ended June 30, 2007, revenue increased by 1.8% to $9.8 million from $9.7 million for the three months ended June 30, 2006 and revenue expressed in pounds sterling decreased by 6.5% to £5.0 million for the three months ended June 30, 2007 from £5.3 million for the three months ended June 30, 2006. The decrease is primarily due to increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers.

Expenses

Cost of goods sold.   For the three months ended June 30, 2007, cost of goods increased by 1.6% to $2.6 million from $2.5 million for the three months ended June 30, 2006 and cost of goods sold expressed in pounds sterling decreased by 6.6% to £1.3 million for the three months ended June 30, 2007 from £1.4 million for the three months ended June 30, 2006. The reduction in cost of sales in pounds sterling is primarily a reflection of reduced revenue. Cost of goods sold as a percentage of revenue remained constant at 26.0% for the three months ended June 30, 2007, and 2006.

Selling, general and administrative expenses.   For the three months ended June 30, 2007, selling, general and administrative expenses decreased slightly to $23,704 or £11,904 from $25,015 or £13,733 for the three months ended June 30, 2006.

Management fees and allocated overhead.   For the three months ended June 30, 2007, management fees and allocated overhead decreased by 1.4% to $4.4 million from $4.5 million for the three months ended June 30, 2006, and management fees and allocated overhead expressed in pounds sterling decreased by 9.5% to £2.2 million for the three months ended June 30, 2007 from £2.5 million for the three months ended June 30, 2006. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

Other charges.   For the three months ended June 30, 2007, other charges decreased to $27,213 from $240,430 for the three months ended June 30, 2006. Other charges for the three months ended June 30, 2007 and 2006 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following the merger of the legacy NTL and Telewest business by Virgin Media. Charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the three months ended June 30, 2007, depreciation expense decreased to $1.7 million from $1.8 million for the three months ended June 30, 2006. Depreciation expressed in pounds sterling decreased to £0.9 million from £1.0 million in the same period. The decrease is due to the cessation of depreciation on assets that have become fully depreciated during the period.

Interest expense

For the three months ended June 30, 2007, interest expense decreased to $1,341,267 from $1,445,781 for the three months ended June 30,2006 and interest expressed in pounds sterling decreased to £675,437 for the three months ended June 30, 2007 from £790,086 for the three months ended June 30, 2006. This decrease is due to the lower bank fees and deferred financing costs allocated to us for the three months ended June 30, 2007 than for the three months ended June 30, 2006 by a subsidiary of Virgin Media following Virgin Media’s refinancing in connection with its reverse acquisition of Telewest.

We paid no cash interest for the three months ended June 30, 2007 and 2006.

Exchange losses

For the three months ended June 30, 2007, foreign currency exchange losses were $44,898 as compared with losses of $126,099 for the three months ended June 30, 2006. The change in exchange losses are primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. The U.S. dollar weakened by approximately nine percent against the pound from June 30, 2006 to June 30, 2007. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

During the three months ended June 30, 2007, South Herts continued to incur losses and as at the period end its liabilities exceeded its assets and therefore no minority interest was recognized. For the three months ended June 30, 2006 we recognized a minority interest credit of $247,616 which represented the release of the minority interest built up in profitable periods.

Net loss

For the three months ended June 30, 2007, net loss improved to $296,915 as compared with net loss of $695,305 for the three months ended June 30, 2006 primarily due to the reasons described above.

Six months ended June 30, 2007 and 2006

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,			Six months ended June 30,
	2007	2006	%	2007	2006	%
Revenue	$19,940,121	$18,835,580	5.9	£10,118,807	£10,521,495	(3.8)
Cost of goods sold	(5,084,793)	(4,974,289)	(2.2)	(2,580,327)	(2,778,622)	7.1
Selling, general and administrative expenses	(54,391)	(45,630)	(19.2)	(27,601)	(25,489)	(8.3)
Management fees and allocated overhead	(8,994,849)	(8,505,595)	(5.8)	(4,564,523)	(4,751,198)	3.9
Other charges	(144,846)	(398,137)	63.6	(73,504)	(222,398)	66.9
Depreciation	(3,550,107)	(3,490,886)	(1.7)	(1,801,536)	(1,949,998)	7.6
Operating income	2,111,135	1,421,043	48.6	1,071,316	793,790	35.0
Interest expense	(2,625,908)	(2,948,840)	11.0	(1,332,542)	(1,647,213)	19.1
Exchange losses	(56,595)	(149,482)	62.1	(28,720)	(83,500)	65.6
Net loss before minority interests	(571,368)	(1,677,279)	65.9	(289,946)	(936,923)	69.1
Minority interests	—	460,882	—	—	257,447	—
Net loss	$(571,368)	$(1,216,397)	53.0	£(289,946)	£(679,476)	57.3

Revenue

For the six months ended June 30, 2007, revenue increased by 5.9% to $19.9 million from $18.8 million for the six months ended June 30, 2006 and revenue expressed in pounds sterling decreased by 3.8% to £10.1 million from £10.5 million in respect of the same periods in 2007 and 2006, respectively. The decrease is primarily due to lower telephony usage together with increased competition that has given rise to reduced revenues through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers.

Expenses

Cost of goods sold.   For the six months ended June 30, 2007, cost of goods sold increased by 2.2% to $5.1 million from $5.0 million from the six months ended June 30, 2006 and cost of goods sold expressed in pounds sterling decreased by 7.1% to £2.6 million from £2.8 million in respect of the same periods in 2007 and 2006, respectively. The reduction in cost of sales in pounds sterling is primarily a reflection of reduced revenue.

Selling, general and administrative expenses.   For the six months ended June 30, 2007, selling, general and administrative expenses increased slightly to $54,391, or £27,601, from $45,630, or £25,489, in the six months ended June 30, 2006.

Management fees and allocated overhead.   For the six months ended June 30, 2007, management fees and allocated overhead increased by 5.8% to $9.0 million from $8.5 million for the six months ended June 30, 2006 but management fees and allocated overhead expressed in pounds sterling decreased by 3.9% to £4.6 million from £4.8 million in respect of the same periods in 2007 and 2006, respectively. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.

Other charges.   For the six months ended June 30, 2007, other charges decreased to $144,846 from $398,137 for the six months ended June 30, 2006. Other charges in the six months ended June 30, 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following the merger of the legacy NTL and Telewest business by Virgin Media. Charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

For the six months ended June 30, 2007, depreciation expense increased by 1.7% to $3.6 million from $3.5 million for the six months ended June 30, 2006. The depreciation expressed in pounds sterling decreased to £1.8 million in the six months ended June 30, 2007 from £1.9 million in the six months ended June 30, 2006. The decrease in pounds sterling is due to the cessation of depreciation on assets that have become fully depreciated during the period.

Interest expense

For the six months ended June 30, 2007, interest expense decreased to $2.6 million from $2.9 million for the six months ended June 30, 2006, and interest expense expressed in pounds sterling decreased to £1.3 million for the six months ended June 30, 2007 from £1.6 million for the six months ended June 30, 2006. This decrease is due to the lower bank fees and deferred financing costs allocated to us for the six months ended June 30, 2007 than for the six months ended June 30, 2006 by a subsidiary of Virgin Media following Virgin Media’s refinancing in connection with its reverse acquisition of Telewest.

We paid no cash interest for the six months ended June 30, 2007 and 2006.

Exchange losses

For the six months ended June 30, 2007, foreign currency exchange losses were $56,595 as compared with losses of $149,482 for the six months ended June 30, 2006. The change in exchange losses are primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling. The U.S. dollar weakened approximately nine percent against the pound from June 30, 2006 to June 30, 2007. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

During the six months ended June 30, 2007, South Herts continued to incur losses and as at the period end its liabilities exceeded its assets and therefore no minority interest was recognized. For the six months ended June 30, 2006 we recognized a minority interest credit of $460,882 which represented the release of the minority interest built up in profitable periods.

Net loss

For the six months ended June 30, 2007, net loss was $571,368 as compared with net loss of $1,216,397 for the six months ended June 30, 2006 primarily due to the reasons described above.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2007, we generated $1,649,374 from our operating activities compared with $845,318 in the six months ended June 30, 2006, and used it to purchase fixed assets including equipment for customers installations. Our cash provided by operating activities increased due to a reduction in net loss offset partially by a decrease in amounts payable to affiliates and related parties.

Liquidity and Capital Resources

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of June 30, 2007, we had consolidated current liabilities of $71.5 million due to Virgin Media group companies compared with $71.2 million as of December 31, 2006.

Historically, our source of cash was the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

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

Off-Balance Sheet Transactions

As of June 30, 2007, we had no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

There have been no material changes in the six months ended June 30, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent fall in the pound sterling/U.S. dollar exchange rate is approximately $3,000 for the six months ended June 30, 2007.

We have no debt other than amounts due to affiliates and related parties. As of June 30, 2007, we had approximately $71.5 million in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is $326,286 for the six months ended June 30, 2007.

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

(b)   Changes in Internal Control Over Financial Reporting.   On March 3, 2006, Virgin Media completed the reverse acquisition of Telewest and on July 4, 2006, Virgin Media completed the acquisition of Virgin Mobile. As a consequence of Virgin Media’s integration of these acquisitions, Virgin Media has made and expects to make further material changes to its internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:       RISK FACTORS

There have been no material changes in the six months ended June 30, 2007 in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2007.

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

31.1	Certification of Chief Executive Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of Chief Executive Officer,* and Chief Financial Officer,* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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
Dated: August 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited,	August 10, 2007
Robert Mackenzie	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*
/s/ ROBERT GALE	Director of Virgin Media Directors Limited,	August 10, 2007
Robert Gale	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.