Form 10-Q
period 2007-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2007-11-14
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of limited partnership units of the registrant outstanding as of November 12, 2007 was 56,935.

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

•       our reliance on the continued support of Virgin Media Inc. (“Virgin Media”);

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

Note Concerning Virgin Media Inc.

On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged, with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global Inc., or Telewest). Following the merger, Telewest changed its name to NTL Incorporated and, subsequently, to Virgin Media Inc.

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

	U.S. Dollars per £1.00
Nine months ended September 30,	Period End	Average (1)	High	Low
2006	1.87	1.82	1.91	1.73
2007	2.04	2.00	2.06	1.92

(1)             The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The noon buying rate of the pound sterling on September 30, 2007 was $2.0389 per £1.00.

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

Unless we otherwise indicate, all U.S. dollar amounts as of September 30, 2007 are translated to U.S. dollars at an exchange rate of $2.0389 to £1.00, all amounts disclosed for the nine months ended September 30, 2007 are based on an average exchange rate of $1.9876 to £1.00, and all amounts disclosed for the nine months ended September 30, 2006 are based on an average exchange rate of $1.8182 to £1.00. All amounts disclosed as of December 31, 2006 are based on an exchange rate of $1.9586 to £1.00. U.S. dollar amounts for the three months ended September 30, 2007 and 2006 are determined by subtracting the U.S. dollar converted financial results for the six months ended June 30, 2007 and 2006 from the U.S. dollar converted financial results for the nine months ended September 30, 2007 and 2006, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2007 and 2006 exchange rates has affected the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(see note)
Assets
Fixed assets, net	$65,890,146	$66,079,566
Total assets	65,890,146	66,079,566

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$71,286,738	$71,196,561
Total liabilities	71,286,738	71,196,561

Partners’ capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(538,050)	(535,751)
	(537,050)	(534,751)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2007 and December 31, 2006)	48,817,997	48,817,997
Accumulated deficit	(52,985,888)	(52,758,352)
	(4,167,891)	(3,940,355)
Accumulated comprehensive loss	(691,651)	(641,889)
Total Partners’ deficit	(5,396,592)	(5,116,995)

Total Liabilities and Partners’ Deficit	$65,890,146	$66,079,566

Note: The balance sheet at December 31, 2006 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$9,505,134	$9,922,154	$29,445,255	$28,757,734

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,213,040)	(2,528,392)	(7,297,833)	(7,502,681)
Selling, general and administrative expenses	(17,808)	(20,076)	(72,199)	(65,706)
Management fees and allocated overhead from the General Partner	(3,910,244)	(4,404,489)	(12,905,093)	(12,910,084)
Other income (charges)	202,849	(616,954)	58,003	(1,015,091)
Depreciation	(1,769,141)	(1,781,727)	(5,319,248)	(5,272,613)
Operating income	1,797,750	570,516	3,908,885	1,991,559
Other expenses
Interest payable to General Partner and affiliates	(1,417,387)	(1,538,286)	(4,043,295)	(4,487,126)
Exchange losses	(38,830)	(26,101)	(95,425)	(175,582)
Profit (loss) before minority interest	341,533	(993,871)	(229,835)	(2,671,149)
Minority interest income	—	287,237	—	748,119
Net profit (loss)	$341,533	$(706,634)	$(229,835)	$(1,923,030)
Allocation of net profit (loss)
General Partner	$3,415	$(7,066)	$(2,299)	$(19,230)
Limited Partner	338,118	(699,568)	(227,536)	(1,903,800)
Net profit (loss)	$341,533	$(706,634)	$(229,835)	$(1,923,030)

Net profit (loss) per limited partnership unit	$5.94	$(12.29)	$(4.00)	$(33.44)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net profit (loss)	$(229,835)	$(1,923,030)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Minority interest income	—	(748,119)
Depreciation	5,319,248	5,272,613
Loss on disposal of fixed assets	19,765	—
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,584,013)	(1,656,241)
Net cash provided by operating activities	2,525,165	945,223

Cash flows from investing activities
Purchase of fixed assets	(2,525,165)	(945,223)
Net cash used in investing activities	(2,525,165)	(945,223)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2007 are not necessarily indicative of results to be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.   Comprehensive Profit (loss)

Comprehensive profit (loss) includes net profit (loss) as well as other comprehensive profit (loss). Our other comprehensive profit (loss) consists of changes in cumulative translation adjustment. Comprehensive profit (loss) comprises:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net profit (loss)	$341,533	$(706,634)	$(229,835)	$(1,923,030)
Foreign currency translation adjustments	12,151	3,836	(49,762)	80,742
Comprehensive profit (loss)	$353,684	$(702,798)	$(279,597)	$(1,842,288)

The prior year comparative amounts in the above have been restated to reflect a mathematical error in the previously reported note. This restatement has no impact on the previously issued balance sheet, statement of operations or statement of cash flows for all periods presented.

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

Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.8 million residential on-net cable customers as at September 30, 2007.

Note 4.   Transactions with the General Partner and Affiliated Parties

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended September 30, 2007 and 2006 were $475,257 and $496,108, respectively. Consulting fees paid or payable by NTL South Herts for the nine months ended September 30, 2007 and 2006 were $1,472,263 and $1,437,887, respectively. These amounts are recognized in the statement of operations as management fees and allocated overhead from the General Partner.

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

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. Allocable direct and indirect expenses during the three months ended September 30, 2007 and 2006 totaled $3,434,987 and $3,908,381, respectively. Allocable direct and indirect expenses during the nine months ended September 30, 2007 and 2006 totaled $11,432,830 and $11,472,197, respectively. These amounts are recognized in the statement of operations as management fees and allocated overhead from the General Partner.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts. For the three months ended September 30, 2007 and 2006, aggregated interest, bank fees and finance charges of $1,370,044 and $1,502,121, respectively, relating to non-permanent loans was charged by affiliates of the General Partner. For the nine months ended September 30, 2007 and 2006, aggregated interest, bank fees and finance charges of $3,912,149 and $4,384,502, respectively, relating to non-permanent loans was charged by affiliates of the General Partner. Interest on advances for the three months ended September 30, 2007 and 2006 of $47,343 and $36,165, respectively, and for the nine months ended September 30, 2007 and 2006 of $131,146 and $102,624, respectively, was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

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

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our net profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

Selected Operating Data

The following table sets forth certain data concerning our franchise at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Homes marketable (1)	96,663	96,886
Total customers	35,021	36,863
Digital television subscribers	23,755	22,971
Analog television subscribers	626	1,007
Broadband internet subscribers	24,482	22,642
Telephony subscribers	28,991	30,715
Penetration (homes marketable) (2)	36.2%	38.0%
Average monthly churn (3)	1.6%	1.8%

(1)             Homes marketable refers to the number of homes within our service area that have had ducting buried outside and can potentially be served by our network with minimal connection costs.

(2)             Penetration measures the number of customers for our services divided by the number of homes marketable.

(3)             Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Customer Churn.   Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

Competition.   Our ability to acquire and retain customers and increase revenue depends on Virgin Media’s and our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc (“BSkyB”) and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT. Certain competitors, such as BT and BSkyB, are dominant in markets in which Virgin Media and we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   Virgin Media continues to integrate its legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, the principal billing platform used by us has recently been migrated to a new system as part of

Virgin Media’s program to consolidate all of its billing platforms. Any issues that may arise in connection with the integration could have a material negative effect on our financial performance.

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

Results of Operations

Three months ended September 30, 2007 and 2006

We present below summarized consolidated financial information, in U.S. dollars and U.K. pounds sterling for the three months ended September 30, 2007 and 2006:

	Three months ended			Three months ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$9,505,134	$9,922,154	(4.2)	£4,695,670	£5,295,970	(11.3)
Cost of goods sold	(2,213,040)	(2,528,392)	12.5	(1,091,354)	(1,348,038)	19.0
Selling, general and administrative expenses	(17,808)	(20,076)	11.3	(8,724)	(10,651)	18.1
Management fees and allocated overhead	(3,910,244)	(4,404,489)	11.2	(1,928,279)	(2,349,668)	17.9
Other income (charges)	202,849	(616,954)	132.9	102,686	(335,927)	130.6
Depreciation	(1,769,141)	(1,781,727)	0.7	(874,681)	(950,070)	7.9
Operating income	1,797,750	570,516	215.1	895,318	301,616	196.8
Interest expense	(1,417,387)	(1,538,286)	7.9	(701,718)	(820,817)	14.5
Exchange losses	(38,830)	(26,101)	(48.8)	(19,290)	(13,075)	(47.5)
Net profit (loss) before minority interests	341,533	(993,871)	134.4	174,310	(532,276)	132.7
Minority interests	—	287,237	—	—	154,037	—
Net profit (loss)	$341,533	$(706,634)	148.3	£174,310	£(378,239)	146.1

Revenue

For the three months ended September 30, 2007, revenue decreased by 4.2% to $9.5 million from $9.9 million for the three months ended September 30, 2006 and revenue expressed in pounds sterling decreased by 11.3% to £4.7 million for the three months ended September 30, 2007 from £5.3 million for the three months ended September 30, 2006. The decrease is primarily due to increased competition that has given rise to reduced customer numbers and lower pricing through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers.

Expenses

Cost of goods sold.   For the three months ended September 30, 2007, cost of goods sold decreased by 12.5% to $2.2 million from $2.5 million for the three months ended September 30, 2006 and cost of goods sold expressed in pounds sterling decreased by 19.0% to £1.1 million for the three months ended September 30, 2007 from £1.3 million for the three months ended September 30, 2006. The majority of the reduction in cost of goods sold in pounds sterling is attributable to the decline in revenue. A change in the mix of services provided, with fewer telephony customers and increased, higher margin, broadband customers, has contributed towards a reduction in cost of goods sold as a percentage of revenue to 23.3% from 25.5% for the three months ended September 30, 2007 and 2006 respectively.

Selling, general and administrative expenses.   For the three months ended September 30, 2007, selling, general and administrative expenses decreased to $17,808, or £8,724, from $20,076, or £10,651, for the three months ended September 30, 2006 due to lower investor relations costs.

Management fees and allocated overhead.   For the three months ended September 30, 2007, management fees and allocated overhead decreased by 11.2% to $3.9 million from $4.4 million for the three months ended September 30, 2006, and management fees and allocated overhead expressed in pounds sterling decreased by 17.9% to £1.9 million for the three months ended September 30, 2007 from £2.4 million for the three months ended September 30, 2006. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the quarter benefited from Virgin Media’s lower selling, general and administration expenses which included lower employee incentive and share based compensation expenses, as well as a reduction in bad debt expense due to operational improvements in its billing and collections resulting from the integration of its systems and processes.

Other income (charges).   For the three months ended September 30, 2007, other income was $202,849 compared to other charges of $616,954 for the three months ended September 30, 2006. Other income for the three months ended September 30, 2007 and other charges for the three months ended September 30, 2006 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following the merger of the legacy NTL and Telewest business by Virgin Media. Other income in the three months ended September 30, 2007 relates primarily to a revision in the Virgin Media lease exit provision due to the successful sublease of  one of its larger vacant properties. Other income (charges) are allocated to us by a subsidiary of Virgin Media on the basis of an allocation formula appropriate to each category of income (charge) based on a reasonable methodology given the facts and circumstances.

Depreciation expense

Depreciation expense remained constant at $1.8 million for the three months ended September 30, 2007 and 2006. Depreciation expense expressed in pounds sterling decreased to £0.9 million for the three months ended September 30, 2007 from £1.0 million for the three months ended September 30, 2006. The decrease is due to the cessation of depreciation on assets that have become fully depreciated during the period.

Interest expense

For the three months ended September 30, 2007, interest expense decreased to $1.4 million from $1.5 million for the three months ended September 30, 2006 and interest expressed in pounds sterling decreased to £701,718 for the three months ended September 30, 2007 from £820,817 for the three months ended September 30, 2006. This decrease is due to the lower bank fees and deferred financing costs allocated to us for the three months ended September 30, 2007 than for the three months ended September 30, 2006 by a subsidiary of Virgin Media following Virgin Media’s refinancing in connection with its reverse acquisition of Telewest, offset partly by increased interest rates.

We paid no cash interest for the three months ended September 30, 2007 and 2006.

Exchange losses

For the three months ended September 30, 2007, foreign currency exchange losses were $38,830 as compared with losses of $26,101 for the three months ended September 30, 2006. The change in exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The U.S. dollar weakened by approximately eight percent against the pound from September 30, 2006 to September 30, 2007. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

During the three months ended September 30, 2007, South Herts generated a profit. Since its liabilities exceeded its assets as at period end, no minority interest was recognized. For the three months ended September 30, 2006, we recognized a minority interest credit of $287,237 which represented the release of the minority interest built up in profitable periods.

Net profit (loss)

For the three months ended September 30, 2007, net profit was $341,533 as compared with a net loss of $706,634 for the three months ended September 30, 2006 primarily due to the reasons described above.

Nine months ended September 30, 2007 and 2006

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the nine months ended September 30, 2007 and 2006:

	Nine months ended			Nine months ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$29,445,255	$28,757,734	2.4	£14,814,477	£15,817,465	(6.3)
Cost of goods sold	(7,297,833)	(7,502,681)	2.7	(3,671,681)	(4,126,660)	11.0
Selling, general and administrative expenses	(72,199)	(65,706)	(9.9)	(36,325)	(36,140)	(0.5)
Management fees and allocated overhead	(12,905,093)	(12,910,084)	0.0	(6,492,802)	(7,100,866)	8.6
Other income (charges)	58,003	(1,015,091)	105.7	29,182	(558,325)	105.2
Depreciation	(5,319,248)	(5,272,613)	(0.9)	(2,676,217)	(2,900,068)	7.7
Operating income	3,908,885	1,991,559	96.3	1,966,634	1,095,406	79.5
Interest expense	(4,043,295)	(4,487,126)	9.9	(2,034,260)	(2,468,030)	17.6
Exchange losses	(95,425)	(175,582)	45.7	(48,010)	(96,575)	50.3
Net loss before minority interests	(229,835)	(2,671,149)	91.4	(115,636)	(1,469,199)	92.1
Minority interests	—	748,119	—	—	411,484	—
Net loss	$(229,835)	$(1,923,030)	88.0	£(115,636)	£(1,057,715)	89.1

Revenue

For the nine months ended September 30, 2007, revenue increased by 2.4% to $29.4 million from $28.8 million for the nine months ended September 30, 2006 and revenue expressed in pounds sterling decreased by 6.3% to £14.8 million from £15.8 million in respect of the same periods in 2007 and 2006, respectively. The decrease is primarily due to lower telephony usage together with increased competition that has given rise to reduced customer numbers and lower pricing through increased discounts partly offset by higher broadband revenue due to an increase in the numbers of broadband subscribers.

Expenses

Cost of goods sold.   For the nine months ended September 30, 2007, cost of goods sold decreased by 2.7% to $7.3 million from $7.5 million for the nine months ended September 30, 2006 and cost of goods sold expressed in pounds sterling decreased by 11.0% to £3.7 million for the nine months ended September 30, 2007 from £4.1 million for the nine months ended September 30, 2006. Cost of goods sold as a percentage of revenue decreased to 24.8% from 26.1% for the nine months ended September 30, 2007 and 2006, respectively, primarily due to a change in the mix of services provided with fewer telephony customers and increased, higher margin, broadband customers. The reduction in cost of goods sold in pounds sterling is primarily a reflection of reduced revenue.

Selling, general and administrative expenses.   For the nine months ended September 30, 2007, selling, general and administrative expenses increased to $72,199, or £36,325, from $65,706, or £36,140, in the nine months ended September 30, 2006.

Management fees and allocated overhead.   Management fees and allocated overhead remained at $12.9 million for the nine months ended September 30, 2007 and 2006, and management fees and allocated overhead expressed in pounds sterling decreased by 8.6% to £6.5 million for the nine months ended September 30, 2007 from £7.1 million for the nine months ended September 30, 2006. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the nine months ended September 30, 2007 benefited from Virgin Media’s lower selling, general and administration expenses in the three months ended September 30, 2007 as described above.

Other income (charges)   For the nine months ended September 30, 2007, other income was $58,003 compared to other charges of $1.0 million for the nine months ended September 30, 2006. Other income in the nine months ended September 30, 2007 and other charges in the nine months ended September 30, 2006 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and redundancy costs following the merger of the legacy NTL and Telewest business by Virgin Media. Other income in the nine months ended September 30, 2007 relates primarily to a revision in the Virgin Media lease exit provision due to the successful sublease of one of its larger vacant properties. Other income (charges) are allocated to us by a subsidiary of Virgin Media on the basis of an allocation formula appropriate to each category of income (charge) based on a reasonable methodology given the facts and circumstances.

Depreciation expense

Depreciation expense remained broadly flat at $5.3 million for the nine months ended September 30, 2007 and 2006. Depreciation expense expressed in pounds sterling decreased to £2.7 million in the nine months ended September 30, 2007 from £2.9 million in the nine months ended September 30, 2006, primarily due to the cessation of depreciation on assets that have become fully depreciated during the period.

Interest expense

For the nine months ended September 30, 2007, interest expense decreased to $4.0 million from $4.5 million for the nine months ended September 30, 2006, and interest expense expressed in pounds sterling decreased to £2.0 million for the nine months ended September 30, 2007 from £2.5 million for the nine months ended September 30, 2006. This decrease is due to the lower bank fees and deferred financing costs allocated to us for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006 by a subsidiary of Virgin Media following Virgin Media’s refinancing in connection with its reverse acquisition of Telewest, offset partly by increased interest rates.

We paid no cash interest for the nine months ended September 30, 2007 and 2006.

Exchange losses

For the nine months ended September 30, 2007, foreign currency exchange losses were $95,425 as compared with losses of $175,582 for the nine months ended September 30, 2006. The change in exchange losses are primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The U.S. dollar weakened approximately eight percent against the pound from September 30, 2006 to September 30, 2007. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority Interest

During the nine months ended September 30, 2007, South Herts generated a net loss. Since its liabilities exceeded its assets as at period end, no minority interest was recognized. For the nine months ended September 30, 2006, we recognized a minority interest credit of $748,119 which represented the release of the minority interest built up in profitable periods.

Net  loss

For the nine months ended September 30, 2007, net loss was $229,835 as compared with a net loss of $1.9 million for the nine months ended September 30, 2006 primarily due to the reasons described above.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2007, we generated $2.5 million from our operating activities compared with $945,223 in the nine months ended September 30, 2006, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to an improved operating result and a reduction in minority interest income.

Liquidity and Capital Resources

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of September 30, 2007, we had consolidated current liabilities of $71.3 million due to Virgin Media group companies compared with $71.2 million as of December 31, 2006.

Historically, our source of cash was the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future), we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests. It is unlikely that we will be able to sell debt or equity securities in the public markets, at least in the short term, or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations in 2007 will be utilized fully for the purchase of fixed assets including the cost of customer installations.

Off-Balance Sheet Transactions

As of September 30, 2007, we had no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

There have been no material changes in the nine months ended September 30, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is pounds sterling and all of its revenue and substantially all of its costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent fall in the pound sterling/U.S. dollar exchange rate is approximately $23,000 for the nine months ended September 30, 2007.

We have no debt other than amounts due to affiliates and related parties. As of September 30, 2007, we had approximately $71.3 million in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is $497,238 for the nine months ended September 30, 2007.

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

ITEM 1A.           RISK FACTORS

There have been no material changes in the nine months ended September 30, 2007 in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 29, 2007.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2007.

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

Dated: November 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited,	November 14, 2007

Robert Mackenzie	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

/s/ ROBERT GALE	Director of Virgin Media Directors Limited,	November 14, 2007

Robert Gale	Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*                    The Partnership has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.