Form 10-K
period 2007-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2008-03-27
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Hampshire, England, RG27 9UP

(Address and of principal executive offices including Zip Code)

+44 1256 752000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2007, based on a price per limited partnership interest of $92.00 which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter of 2007, was $5,238,020.

As of March 18, 2008, there were 56,935 limited partnership interests of the registrant outstanding. There is no established public market for the registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

FOR THE YEAR ENDED DECEMBER 31, 2007

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

On July 4, 2006, NTL acquired Virgin Mobile Holdings (UK) plc through a U.K. Scheme of Arrangement and also entered into a license agreement with Virgin Enterprises Limited under which it is licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland.  In February 2007, NTL rebranded its consumer and a large part of its content businesses to “Virgin Media”. It also changed the name of its corporate parent from NTL Incorporated to Virgin Media Inc., or Virgin Media, and changed the name of certain of its subsidiaries, including NTL Group Limited to Virgin Media Limited and NTL Holdings Inc. to Virgin Media Holdings Inc.

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

•   Virgin Media’s ability to control unauthorized access to its network;

 •   the effect of technological changes on Virgin Media’s businesses;

•   Virgin Media’s reliance on single-source suppliers for some equipment, software and services and third party distributors of its mobile services;

•   Virgin Media’s ability to achieve its business plans;

•   Virgin Media’s ability to fund debt service obligations through operating cash flow;

•   Virgin Media’s ability to obtain additional financing in the future and react to competitive and technological changes;

•   Virgin Media’s ability to comply with restrictive covenants in its indebtedness agreements; and

•   the extent to which Virgin Media’s future cash flow will be sufficient to cover its fixed charges.

We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of Virgin Media and its relationship to us as of December 31, 2007. The chart does not show Virgin Media’s operating or other intermediate companies.

*                          NTL Fawnspring Limited is an indirect wholly-owned subsidiary of Virgin Media and is our General Partner.

**                   NTL (South Hertfordshire) Limited is a subsidiary owned 66.7% by us and 33.3% by Virgin Media.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 18, 2008 was $2.0216 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

2004	$1.92	$1.84	$1.95	$1.75
2005	1.72	1.81	1.93	1.71
2006	1.96	1.86	1.98	1.73
2007	1.98	2.00	2.11	1.92
2008 (through March 18, 2008)	2.02	2.00	2.03	1.94

(1)                   The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this annual report. Our inclusion of these exchange rates is not meant to suggest that the pound sterling amounts actually represent these U.S. dollar amounts or that these amounts could have been converted into U.S. dollars at any particular rate, if at all.

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2007 are translated to U.S. dollars at an exchange rate of $1.9843 to £1.00, and all amounts disclosed for the year ended December 31, 2007 are based on an average exchange rate of $2.0017 to £1.00. All amounts disclosed as of December 31, 2006 are based on an exchange rate of $1.9586 to £1.00, and all amounts disclosed for the year ended December 31, 2006 are based on an average exchange rate of $1.8429 to £1.00. All amounts disclosed as of December 31, 2005 are based on an exchange rate of $1.7188 to £1.00, and all amounts disclosed for the year ended December 31, 2005 are based on an average exchange rate of $1.8200 to £1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the pound sterling financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2007, 2006 and 2005 has effected the dollar comparisons significantly.

PART I

Item 1.    Business

About South Hertfordshire U.K. Fund, Ltd.

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

About NTL South Herts

Franchise Area

The area covered by our cable system, which we refer to as the franchise area, comprises the administrative areas in South Hertfordshire: Three Rivers, Watford and Hertsmere. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient. A M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system. The M1 link is half a mile from our headend. There are approximately 96,000 homes in the franchise area, all of which are passed by our cable television/telephone network. Construction in the franchise area is complete.

Operations

Construction of a cable television-only network in the South Hertfordshire franchise area commenced in early 1991 and, integrated cable television/telephone network architecture was developed for this franchise in late 1991. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, we commenced the rollout of digital cable television services within the South Herts franchise and in 2001 we commenced broadband internet access services. As of December 31, 2007, NTL South Herts serviced 24,152 digital television subscribers, 29,012 residential telephony subscribers and 25,285 internet subscribers, representing a total of 34,858 customers with a penetration level of 36.5%.

Management control is exercised by NTL Fawnspring Limited, a U.K. corporation, which is a wholly owned indirect subsidiary of Virgin Media and is our General Partner, although management control is delegated to other affiliated companies of Virgin Media. Our business is managed by Virgin Media Limited, or VML, a subsidiary of Virgin Media, from its headquarters in Hook, Hampshire. Virgin Media and we believe that management of our business as an integral part of the larger Virgin Media group reaps the benefits of synergy and maximizes returns. VML performs a variety of management functions and procures services on our behalf. Pursuant to an agreement with VML, we have the legal right to offset amounts receivable from VML against amounts payable to VML. Consequently, the net balance payable to Virgin Media is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Our operations are fully integrated into the operations of Virgin Media. Accordingly, the following business description describes Virgin Media’s operations of which we comprise a part.

Virgin Media’s Business

Virgin Media is incorporated in the State of Delaware, United States. Its principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440. Its U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. Its website is www.virginmedia.com and the investor relations section of its website can be accessed under the heading “About Virgin Media—Investors Information” or at www.virginmedia.com/investors, where it makes available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on its website is not incorporated by reference into this annual report.

Virgin Media is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By customer numbers, it is the U.K.’s largest residential broadband and mobile virtual network operator and the second largest provider in the U.K. of pay television and fixed line telephone services. Through ntl:Telewest Business, which also operates under the Virgin Media group, it provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

Through Virgin Media Television, or Virgin Media TV, it also provides a broad range of programming through its wholly-owned channels, such as Virgin 1, Living and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

Virgin Media presently manages its business through three reportable segments:

•              Cable (76.8% of Virgin Media’s 2007 revenue):  its cable segment includes the distribution of television programming over its cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on its cable network and, to a lesser extent, off its network;

•              Mobile (14.7% of Virgin Media’s 2007 revenue):  its mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by third parties; and

•              Content (8.5% of Virgin Media’s 2007 revenue):  its content segment includes the operations of its U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo, and sit-up’s portfolio of retail television channels. Although not included in its content segment revenue, its content segment management team also oversees its interest in the UKTV television channels through its joint ventures with BBC Worldwide.

NTL South Herts operates entirely within Virgin Media’s Cable segment.  As such, further discussion on Virgin Media’s business within this document is limited to its Cable segment only.

On February 6, 2007, NTL Incorporated changed its name to Virgin Media Inc. as part of its rebrand to Virgin Media. Virgin is one of the most recognized consumer brands in the world and gives Virgin Media a prominent profile in a crowded communications marketplace. Virgin Media believe the strong heritage and reputation of the Virgin brand is a powerful competitive advantage and its distinctive approach to advertising, packaging and marketing differentiates it from its competitors.

Cable Segment

In Virgin Media’s Cable segment, it provides its services to residential consumers and business customers.

Consumer

Virgin Media provides television, internet (broadband and dial-up) and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Its services are distributed principally via its wholly owned, cabled, local access communications network and are available to an addressable market of approximately 12.6 million homes. The network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. In addition, Virgin

Media provides broadband and telephone services to residential customers outside of its network via access to other telecommunications networks, which it refers to in its annual report as “off-net”.

Virgin Media’s Network Advantage

Virgin Media believes that its deep fiber local access communications network provides it with several competitive advantages in its addressable markets:

•                    Virgin Media, uniquely, has fiber already deployed to street cabinets. From there, its twin cable, consisting of both high capacity coaxial cable and twisted copper-pair elements, provides it with the flexibility to deliver broadband services over either or both coaxial or copper cables. Currently, it provides its broadband internet services over coaxial cable, which it believes allows it to provide a superior broadband experience to its customers as its network has fiber generally closer to a customer’s home than BT or its other competitors who use BT’s access network. BT’s access infrastructure is copper pair technology over which broadband speeds can significantly diminish with distance from the local exchange. In 2008, Virgin Media plans to use its advantage to offer increasingly faster broadband services.

•                    It provides real two-way interactivity with residential customers who are connected to the network, which enables Virgin Media to offer video on demand services through the set-top box.

•                    It enables Virgin Media to provide true “triple-play” bundled services of television, broadband, and fixed line telephone services to residential customers in its franchise areas without relying on another service provider or network.

In contrast:

•                    Direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a telephone line from another service provider or other cable facility.

•                    Communication service providers today have only a limited capacity to provide video over existing digital subscriber line, or DSL, technology, using BT’s access network, without significant capital investment in their network.

Multi-Service Bundles

Virgin Media was the first U.K. provider of a residential “triple-play” offering of television, broadband and fixed line telephone services. Its packaging and pricing are designed to encourage residential customers to purchase multiple services and it frequently offers discounts to customers taking two or more products from its portfolio. As of December 31, 2007, more than 79% of its residential customers on its network, which it refers to as “on-net”, received multiple services and approximately 49.5% of its on-net customers were “triple-play”.

With its acquisition of Virgin Mobile in July 2006, Virgin Media began offering the U.K.’s first “quad-play” of television, broadband, fixed line telephone and mobile telephone services to residential customers. It expects to drive both mobile and cable penetration through the two customer bases by applying its past experience of cross selling products.

As part of its rebrand in 2007, Virgin Media renamed its product offerings and bundles so they are easy to understand. For each of its products, Virgin Media has a range of packages and tariffs for customers to choose from and have labeled them as Medium (M), Large (L) and Extra Large (XL). For example, Virgin Media currently offers a 2Mb broadband service as Medium, a 4Mb service as Large and a 20Mb service as Extra Large. In 2008, it plans to increase the speed of its 4Mb service to 10Mb, strengthen the capacity of its 20Mb service and launch a 50Mb service, resulting in four tiers of broadband service at 2Mb, 10Mb, 20Mb and 50Mb. From time to time, it may enhance the value of its M, L or XL bundles as it did in 2007 by increasing the speed of its 10Mb broadband service to 20Mb, and by offering the Setanta Sports channels to its XL customers at no additional cost.

Cable Television

Virgin Media offers a wide range of digital, or DTV, and analog, or ATV, television services. As of December 31, 2007, it provided cable television services to approximately 3.5 million residential customers, of which approximately 3.3 million received its DTV service and approximately 0.2 million received its ATV service.

Virgin Media’s DTV service includes access to over 130 television channels, advanced interactive features, and a range of premium and pay-per-view services. Its ATV service packages offer up to 60 television channels, including premium services. In addition to offering the basic and premium pay TV channels, Virgin Media also offers its DTV customers one of the most comprehensive Video on Demand, or VOD, services in the U.K. called “Virgin TV On Demand”. See “Virgin TV On Demand” below.

Virgin Media’s network technology enables it to deliver a significant range of digital interactive services over an ‘always on’ broadband connection from the network to a customer’s home. Examples of interactive services provided include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

In 2007, Virgin Media introduced “Free TV” for customers who purchase a Size M fixed line telephone service where, similar to Freeview, customers can access over 40 linear channels and radio services such as Virgin 1, Five US, Five, E4 and UKTV History as well as Setanta Sports News. In addition, customers also have access to red button functionality and Virgin TV On Demand.

Virgin TV On Demand

Virgin TV On Demand is a significant enhancement to Virgin Media’s existing DTV service, offering viewers choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription. The VOD service provides access to thousands of hours of premium movies, music videos, and TV programs and series on demand. It appears within the existing electronic programming guide, and can be accessed and viewed at any time via the remote control. The service offers DVD-style features including freeze frame, fast-forward and rewind. These features provide a customer with control over the content and timing of their television viewing. This service is available to almost all of Virgin Media’s digital customers. In 2007, VOD usage by Virgin Media customers increased to 33 million average monthly views in the fourth quarter from 14 million average monthly views in the first quarter. Virgin Media believes customers who use VOD are less likely to churn.

There are three primary types of content available within Virgin TV On Demand, a portion of which is refreshed on a daily basis. A selection of content is available to watch for free to all DTV customers irrespective of package size. This is primarily focused within Virgin Media’s ‘catch-up’ TV service which offers a selection of more than 150 hours of top broadcast TV shows from the previous seven days for no additional charge. Additionally, all DTV customers have access to pay-per-transaction content including over 1,300 pay-per-track music videos and 500 current and library movies provided by ‘FilmFlex’. In total, Virgin Media has over 4,000 hours of on-demand content. New movies within this library are available on VOD up to nine months before they appear on scheduled TV movie channels. Pay-per-transaction programs are available for 24 hours after purchase and can be watched as many times as a customer wishes during that period for only one single charge. Finally, DTV customers that subscribe to Virgin Media’s Size XL Virgin TV package have additional access to a subscription VOD, or SVOD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription. Customers on Virgin Media’s other TV packages can also receive the SVOD package on payment of a monthly subscription charge.

In 2007, Virgin Media launched an innovative new kind of television channel called “Virgin Central”, which combines the simplicity of a traditional channel with the choice and control of next generation TV-on-demand technology. The channel hosts a continuously refreshing showcase of entertainment around the clock. As with its other VOD offerings, by pressing one button and using a simple on-screen guide, viewers have instant access to different episodes of the show they select. They can then stop, rewind and pause—just like using a DVD player. Virgin Central includes free access to hit shows like Sopranos, The OC, Nip/Tuck, Grey’s Anatomy, Spooks, Cold Case and Lost. The content is updated regularly and, unlike a traditional TV channel, subscribers do not need to wait for scheduled start times.

Digital Video Recorders and High Definition Television

Virgin Media also offers one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option or an up-front payment as part of its top bundle. The Virgin Media DVR box, which is called the “V+ Box”, is available to Virgin Media’s entire DTV customer base. The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast television), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third. V+ Box customers that also have an HD compatible television can access Virgin Media’s HD on demand content. Digital video recorders are also known as personal video recorders, or PVRs, in the United Kingdom. In 2008, Virgin Media plans to further enhance the functionality of its V+ Box.

Broadband Internet

Virgin Media delivers high-speed broadband and dial-up internet access to customers within reach of its access network by direct connection to its network. Virgin Media offers broadband services at a selection of download speeds: 2Mb for Size M customers, 4Mb for Size L customers and 20Mb for Size XL customers. During 2008, Virgin Media plans to increase the speed of the 4Mb service to 10Mb and launch a 50Mb service. All of its broadband services offer unlimited usage (subject to its fair usage policy) and PC security software. Premium broadband services (which are free for Size L and XL customers) include advanced security features such as anti-spyware and premium broadband content. Virgin Media plans to focus its efforts on increasing its market share in the U.K. by marketing the benefits of its high-speed broadband service to both existing and potential customers. As of December 31, 2007, Virgin Media provided on-net broadband services to approximately 3.4 million customers, including 25,285 customers in the South Hertfordshire franchise area.

Virgin Media operates a content destination site, virginmedia.com, which is regularly in the top ten of most visited sites in the U.K. and in the top 15 by page ranking. There is a broad base of content available on its website, with a particular strength in sports content. For example, exclusive near-live clips of English football programming over the internet are available on this website. Virgin Media also uses the website to cross-promote its entire product range and to generate advertising revenues. Its customers can access their broadband email services as well as customer care information through the website.

Fixed Line Telephone

Virgin Media provides local, national and international telephone services to its residential customers who are within reach of its access network by direct connection to its network. Virgin Media enhances its basic telephone service by offering additional services, such as call waiting, call barring (which prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. Virgin Media also provides national and international directory enquiry services.

In addition to a core line rental fee, Virgin Media offers Size M, L and XL variants of its fixed line telephone service as alternatives to straight usage-based billing. These packages include “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. As of December 31, 2007, Virgin Media provided on-net telephone services to approximately 4.0 million residential customers, including 29,012 customers in the South Hertfordshire franchise area.

Sales and Marketing

Virgin Media uses a variety of sales channels to sell its services to residential customers, including telesales, online and retail channels. Historically, telesales has been the single largest channel for its consumer product sales. Virgin Media expects, however, growth in the proportion of sales coming from online and retail channels. Retail channels include 13 own Virgin Media-branded stores as of December 31, 2007, as well as retail distribution partners such as Zavvi (formerly Virgin Megastores), Carphone Warehouse and Phones 4U.

Prior to the acquisition of Virgin Mobile, Virgin Media’s consumer retail reach was limited to concessions and third party retail channels. In 2007, Virgin Media leveraged Virgin Mobile’s retail experience with the launch of a series of Virgin Media-branded stores. In 2008, Virgin Media expects to open additional Virgin Media-branded stores.

These sales channels are supported by direct marketing initiatives and national and regional television and press advertising. Virgin Media uses its residential customer database to identify the profiles of its customers so that it can design offers to match the needs of its customers. As Virgin Media, it has the scale and reach as a combined company to justify larger television and radio campaigns. Virgin Media’s offers encourage customers to purchase new services and upgrade their existing services. Its marketing balances acquisition marketing, or prospects, and customer marketing to ensure it optimizes growth from new and existing customers.

Since the February rebrand to Virgin Media, awareness of the “Virgin” brand as a telecoms/entertainment supplier has increased steadily, reaching 90% amongst prospective customers in its addressable market at year end. Brand consideration, which measures the likelihood of a person considering to purchase a product from a particular company, also improved during 2007 for each of Virgin Media’s product lines.

Customer Service

A combination of in-house call centers and outsource partners handle Virgin Media’s customer service calls. Its in-house call centers are located in the U.K. in Bellshill (Scotland), Manchester, Sheffield, Dudley, Nottingham, Glenrothes, Edinburgh, Gateshead, Teeside and Birmingham. As of December 31, 2007, Virgin Media employed approximately 3,200 call center staff. Its outsourced call centers in the U.K. are located in Swansea, Liverpool and Airdrie (Scotland) and its outsourced call centers off-shore are located in India in Delhi, Pune, Bangalore and Mumbai.

Business

ntl:Telewest Business retains its focus on meeting the communications requirements of U.K. public and private sector organizations, and serving other telecommunications service providers. Through the merger of NTL and Telewest in 2006 and the subsequent integration of their networks, ntl:Telewest Business is now able to leverage one of the most advanced national access networks in the U.K., delivering a wide portfolio of voice and data products to business customers.

While the wider organization rebranded to Virgin Media, ntl:Telewest Business retained its legacy brand. Being a business predicated upon customer relationships, a strong service proposition and sector specific expertise, significant brand equity has been created in the market over the past 15 years by each of the legacy businesses.

Products and Services

ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications. Its product strategy is focused on delivering managed services, such as customer contact solutions, national Ethernet and internet protocol virtual private networks, or IP VPN, products which as a result, have experienced strong growth since 2005.

Virgin Media’s Network

Virgin Media’s deep fiber access network has enabled it to take a leading position in the roll-out of next generation broadband access technologies in the U.K. During 2008 and 2009, Virgin Media plans to deploy the next generation of wideband cable broadband technology enabling ultra-fast broadband services of 50Mb and higher. Its investment in the next generation broadband access technologies is the latest in a series of significant infrastructure investments to ensure that it remains at the forefront of communication and entertainment services in the U.K.

Virgin Media’s network in the U.K. currently passes approximately 12.6 million homes in its regional service areas as well as passing a significant number of businesses in these areas. Its service areas include parts of many of the major metropolitan areas in the U.K., including Belfast, Birmingham, Bradford, Brighton, Bristol, Cambridge, Cardiff, Coventry, Derby, Dundee, Edinburgh, Exeter, Glasgow, Leeds, Leicester, Liverpool, London, Manchester, Newcastle, Nottingham, Oxford, Perth, Plymouth, Portsmouth, Reading, Sheffield, Southampton, Swansea, Teesside and Watford.

The core network has a fiber backbone that is approximately 23,000 kilometers long. This includes over 15,500 kilometers which are owned and operated by Virgin Media and approximately 7,500 kilometers which are leased fiber from other network owners. Over 157 switches direct telephone traffic around the core and local networks. In addition, Virgin Media has more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 140 radio sites.

Virgin Media’s deep fiber access network delivers broadband, fixed line telephony and both digital and analog television services to its customers’ homes. The connection into each home from the fiber access network comprises of two components combined into a single “siamese” drop cable. First, to provide television services and high-speed broadband internet access, Virgin Media makes use of a high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on demand TV services as well as ultra-fast broadband services. Second, it uses short length twisted copper-pair to economically connect fixed line telephony services to its fiber access network via primary multiplexers. Virgin Media’s relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest VDSL2 copper broadband technologies enabling speeds of 50Mb/s downstream and 10Mb/s upstream. This capability provides it with a structural advantage over traditional all copper local distribution networks, which are typically 3,250 meters in length, and are only capable of supporting the previous generation of ADSL and ADSL2+ broadband technologies which are both slower and much less capable in the upstream.

Because of the extensive use of fiber in its access networks, Virgin Media is also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via its core networks.

Virgin Media have a variety of alternative methods to connect its national telecommunications network over the “last mile” to the premises of those customers that are located outside of its cabled areas, including:

•              it obtains permits to construct telecommunications networks and build out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers, or where a significant level of traffic is obtained from a customer; and

•              it leases circuits and DSL connections on the local networks of other service providers to connect to its customers’ premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put into place relatively quickly, and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

Nationally, approximately 94% of the homes passed by Virgin Media’s cable network can receive all of its broadband, digital television and fixed line telephone services. Virgin Media cannot however currently provide all three of the main services on some older parts of the network. In 2007, it completed a cable network upgrade program targeting more than half a million homes in the London area, where there was an older, less robust cable network. These homes can now be offered broadband, interactive digital television and fixed line telephone services.

Information Technology

The operation and support of Virgin Media’s information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure.

The program of integrating its key information technology systems in order to improve operational efficiency continued in 2007. A further 1.57 million customers were migrated during the year onto its principal customer care and billing system. The billing system integration is largely completed with the remainder of Virgin Media’s on-net broadband customers, its off-net broadband customers and a portion of its ntl:Telewest Business customers expected to be migrated during 2008. As a result of this program and other IT consolidation activities Virgin Media continues to reduce its dependency on high cost external support and management services for a number of diverse software applications and hardware platforms that have now been decommissioned.

In April 2007, Virgin Media completed the consolidation of the majority of its finance, logistics, human resources and payroll functions into a single enterprise resource planning system. Its consolidated enterprise resource planning system has facilitated a number of process efficiencies and governance enhancements. During 2008, it will continue to investigate further consolidation and enhancements, and will leverage cost savings and process benefits where appropriate.

Competition

Consumer

Virgin Media believes that it has a competitive advantage in the U.K. residential market because it offers a wide range of communications services, including high-speed broadband internet, fixed line and mobile telephone and television services using its advanced network, while many of its competitors must rely on BT’s network to provide their services. Virgin Media offers most of its products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. Virgin Media offers broadband internet and telephone services nationally and currently offers television services in its service areas only. Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than Virgin Media.

Key recent developments amongst its primary competitors have included:

•              BT Group plc.  During 2007, BT Vision, a Freeview and IP-based pay television service, was launched nationally. BT also expanded its library of on-demand programming through a number of agreements with content partners. In mid 2007, BT Vision Sport was launched, offering access to Setanta Sports and near-live matches. BT Retail launched its second evolution of BT Fusion in 2007, which offers a dual-mode mobile/WiFi handset that allows a user to make Voice over Internet Protocol, or VoIP, based calls via WiFi in the home and using the BT Openzone network on a handset which can also make traditional mobile calls outside the home. BT also acquired two small internet service providers, Plusnet plc and Brightview Group Limited.

•              British Sky Broadcasting Group plc.  BSkyB, a long-time competitor in the pay television market, heavily markets triple play bundles (broadband, fixed line telephone and television). BSkyB also has a limited video on demand service branded Sky Anytime for their customers with newer PVRs.

•              Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. During 2007, Carphone Warehouse continued to pursue an aggressive pricing policy by introducing a cheaper TalkTalk fixed telephone line and broadband bundle and offering free laptops with AOL broadband.

•              Tiscali S.p.A.  Tiscali offers fixed line telephone, broadband and, following the acquisition of Video Networks Limited in 2006, IP-based television services. During 2007, Tiscali acquired Pipex Communications plc, which consisted of several smaller retail broadband internet service providers, such as Bulldog and Toucan. Tiscali’s IP-based television service was re-launched in 2007 under the brand name Tiscali TV and offered as part of an aggressively priced bundle. In 2007, Tiscali also introduced a free line rental bundle which was available in selected areas.

•              Orange.  Orange offers a triple play of mobile phone, fixed line phone and broadband services. During 2007, Orange entered the fixed line telephone market, having previously only offered VoIP calls, by offering the service as part of a bundled package.

•              Vodafone and O2.  Vodafone launched a fixed line and broadband package in early 2007. Following the acquisition of Be Internet in 2006, O2 launched a broadband service in late 2007.

Cable Television

Virgin Media competes primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay-satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both Virgin Media’s principal competitor in the pay television market, and an important supplier of premium television content to Virgin Media. The Office of Fair Trading, a U.K. regulatory agency which is referred to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, European and U.K. competition laws prevent BSkyB from abusing its market position in relation to the supply of these channels to Virgin Media. Even so, Virgin Media believes that the current terms for this content are not reasonable and should be improved. Virgin Media currently trades on BSkyB’s rate card terms and pricing for their premium movie and sports channels. These terms can be changed by BSkyB on 45 days’ notice. Additionally, BSkyB has refused to supply Virgin Media with certain enhancements to these services, such as High Definition TV content, some sports programming offered via “red button” functionality and other “red button” functionality features.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. During 2007, according to the Office of Communications, or Ofcom, Freeview became the U.K.’s most popular digital television service. Other developments included the launch of a new range of Freeview digital television recorders under the brand “Playback”. BSkyB has also announced its intention (subject to an Ofcom consultation) to remove its free channels (Sky News, Sky Sports News and Sky Three) from Freeview and to substitute pay channels in their place.

Top Up TV is a pay television service offering selected programs from over twenty pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV digital video recorder.

During 2007, the availability of IPTV services increased as BT Vision, a combined DTT television service and a video on demand service over a DSL broadband connection, was launched nationally and Tiscali expanded coverage of their service beyond parts of the London metropolitan area. BSkyB also launched a video on demand service over a DSL broadband connection and bundles that service with its other offerings.

There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with Virgin Media’s DTV and video on demand services. These include DSL services mentioned above and third generation, or 3G, mobile telephony.

Telecommunications is a constantly evolving industry and Virgin Media expects that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how Virgin Media’s operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be strengthened. This will enable terrestrial DTV to be made available to additional customers’ homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

There is also a growing demand and supply of full-length video content via broadband connections to the personal computer. Content owners, online aggregators, television channel owners, etc. are increasingly using broadband as a new digital distribution channel direct to consumers (primarily via downloading). Current business models tend to be on a pay-per-transaction basis. This does represent a potential disintermediation threat to pay television platforms, though the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel for the near future.

Broadband Internet

Virgin Media provides broadband and dial-up internet services to customers within reach of its access network by direct connection to its network. Virgin Media also provides broadband and dial-up internet services to customers not within reach of its access network by providing a connection to its network via BT’s local access network. Virgin Media’s internet services compete with BT, which provides broadband and dial-up internet access services over its own network both as a retail brand and as a wholesale service.

An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. By the end of 2007, both Carphone Warehouse and BSkyB had rolled out significant LLU networks (with approximately 70% coverage in the United Kingdom). Other operators such as Orange and Tiscali were deploying LLU to some degree.

BT and third party service providers use DSL technologies which, like Virgin Media’s network, permit internet access to be provided at substantially greater speeds than conventional dial-up access.

In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max, broadband power line (which utilizes existing electricity networks to deliver high-speed broadband internet services) and mobile broadband may subject Virgin Media to increased competition over time in the provision of broadband services.

Fixed Line Telephone

Virgin Media provides fixed line telephone services to customers who are within reach of its network by direct connection to its network and, like Virgin Media’s internet services, to customers off its network via BT’s local access network. Virgin Media competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position. Virgin Media also competes with other telecommunications companies that provide telephone services, either directly through LLU or indirectly, including Carphone Warehouse under the brand name TalkTalk, BSkyB, Tiscali, Orange and Tesco.

Virgin Media also competes with mobile telephone networks that may threaten the competitive position of its networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the downward price pressure in fixed line telephone services. Through Virgin Media’s acquisition of Virgin Mobile in July 2006, it now provides mobile telephony services to approximately 4.5 million customers but we do not provide a mobile telephony service.

There is also competition from companies offering VoIP services using the customer’s existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic calls) or on a pence per minute rate.

Business

The U.K. business telecommunications market is characterized by strong competition and comprised of traditional network operators such as BT and Cable & Wireless plc, or C&W, virtual network operators such as Vanco plc, or Vanco, and systems integrators like Affiniti, a trading name of Kingston Communications (Hull) Plc. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Thus plc, Affiniti and COLT Telecom Group plc, for example, have network advantages within certain regions.

Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W, and Thus plc targeting the largest national and multi-national corporations. Virgin Media continues to focus on small, medium and large nationally oriented businesses where leveraging its network asset can provide an economic advantage.

System integrators, or SIs, are also becoming an increasing competitive threat, as IT integration, management and outsourcing begins to form an element of many larger organizations requirements. ntl:Telewest Business seeks to address this as an opportunity to drive sales of access network, the underlying infrastructure for integrated IT systems, and, in 2007, established an SI channel within the Service Provider sales team.

In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions to Virgin Media’s target customers.

Competition in the U.K. market continues to be based on value for money, the key components of which are quality, reliability and price. Customers, particularly larger organizations that utilize the network to enable business-critical applications and solutions, accept higher price points in exchange for consistent delivery and performance against service level agreements.

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

During 2006, the European Commission commenced a review of these Directives (the Regulatory Framework Review). This review led to the publication of a number of draft amending Directives in November 2007. It is anticipated that these draft Directives will have their First Reading in the European Parliament in September 2008. One notable proposal under these draft Directives is for the creation of a European Electronic Communications Market Authority which would have, as part of its remit, the duty to contribute towards the harmonization of regulation relating to electronic communications across the EU. It is not intended, however, that this new Authority would replace national regulatory authorities such as Ofcom (see below under “Regulation in the U.K.”). It is not currently anticipated that the proposals contained in the draft Directives will have any material adverse impact on Virgin Media’s business.

Regulation in the U.K.

Virgin Media is subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation. The Communications Act 2003 established a regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector.

Under the Communications Act 2003, communications providers, such as Virgin Media, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under “Cable TV Regulation”) in order to own or operate its TV channels or to provide certain facilities such as electronic program guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP Conditions

Full details of the General Conditions of Entitlement are available on Ofcom’s website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement include:

•                    a requirement to negotiate interconnection arrangements with other network providers

•                    a requirement to ensure that any end-user can access the emergency services and that accurate customer location data is made available to the emergency services

•                    a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where Virgin Media acquires a customer from another network provider

•                    a requirement to comply with a number of high-level obligations designed to address consumer harm associated with broadband migrations

•                    a requirement to ensure that any end-user can access a directory enquiry service

•                    a requirement to publish up-to-date price and tariff information

•                    a requirement to provide itemized billing on request from each customer

In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The EU regulatory framework adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets and as a result, being made subject to further regulatory requirements in both wholesale and retail markets. Under the Regulatory Framework Review (see above under “Regulation in the European Union”) the number of markets that Ofcom is obliged to keep under review and where it is required to make SMP assessments has been reduced significantly with effect from November 2007. It is possible that this will lead, over time, to the lifting of a number of regulations previously imposed on BT, particularly in retail markets, with the result that BT will be able to compete more aggressively in these markets. However, prior to any such regulation being reduced in any market, Ofcom is obliged to undertake a further market review. Only if the market is deemed to be competitive will a reduction in regulation be considered. Moreover, any reduction of specific SMP-related regulation would not remove the requirement for BT to comply with remaining SMP-related regulation, the General Conditions of Entitlement and U.K. and EU competition law.

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

The efficacy of these undertakings was formally reviewed by Ofcom during 2007. Ofcom stated that BT had made very significant progress in implementing the undertakings and had committed considerable resources to meeting its obligations, including the creation of Openreach as an independent business unit in January 2006. Ofcom stated that these changes had benefited competition and end consumers. In addition, Ofcom now wants to ensure that Openreach has clear incentives to improve its performance levels to deliver better products and service to its own retail business and to other communications providers and their customers. Virgin Media expects this matter to be addressed further during 2008.

Universal Service

The concept of universal service is designed to ensure that basic fixed line telecommunications services are available at an affordable price to all citizens across the EU. The scope of universal service obligations is defined by the Universal Service Directive (see above under “Regulation in the European Union”) and is transposed into U.K. regulation by the Universal Service Order. This Order has been implemented by Ofcom which has imposed a number of specific universal service requirements on BT and Kingston Communications, both of which have been designated by Ofcom as universal service providers.

The European Commission has been considering the future scope of universal service obligations as part of the Regulatory Framework Review (see above under “Regulation in the European Union”). Some of the main changes proposed are intended to improve the provision of information for customers and end-users and to facilitate the use of e-communications services by disabled users. Virgin Media would be affected by any future decision to require it to provide or to contribute to the funding of universal service in the U.K.

Electronic Communications Code

Under the Telecommunications Act 1984, which was largely replaced by the Communications Act 2003, licensed public telecommunications operators were eligible for enhanced legal powers under the electronic communications code annexed to the Telecommunications Act 1984, or Code Powers. Code Powers give enhanced legal rights of access to private land, exemption from some requirements of general planning law and the right to install equipment in the public highway.

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

Next Generation Access

In September 2007, Ofcom launched a consultation process in respect of Next Generation Access (NGA), the focus of which was to consider whether changes to current regulation were necessary in order to stimulate increased and further investment in high-speed broadband access networks. Virgin Media will continue to engage with Ofcom in this debate throughout 2008.

Wholesale Broadband Access

Ofcom concluded the second phase of the Wholesale Broadband Market Review in February 2008. A statement and action plan is expected in summer 2008. This will remove certain regulatory obligations on BT to provide wholesale services currently used by operators to provide broadband access in the most competitive areas of the U.K. Until the timing for these changes is proposed it is not possible to accurately predict the impact for Virgin Media’s business. The impact of any changes is unlikely to be seen until late 2009.

Business Connectivity

A market review of Business Connectivity services was launched in January 2008. It is likely this will determine that competition exists in certain areas and, as such, a reduction in regulation over time is likely to be proposed. The impact of these changes is unlikely to be seen until late 2009.

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

Virgin Media therefore holds a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the operation of television channels and for the provision of its electronic program guide.

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

In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including Virgin Media) allow access to their platforms for third-party TV channels and content providers. This review has not yet progressed beyond its initial stages. It is not possible, therefore, to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, including Virgin Media’s cable TV platform, will become more heavily regulated as a result.

U.K. Competition Law

The Competition Act 1998 prohibits the abuse of a dominant market position and anti-competitive agreements in essentially the same terms as Articles 81 and 82 of the EU Treaty. The Act also introduced third party rights, stronger investigative and enforcement powers and the ability for the competition authorities to issue interim measures. The new enforcement powers include the ability to impose fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading (OFT) and gives concurrent investigative and enforcement powers in matters concerning communications to Ofcom.

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

In addition, the Enterprise Act gives sector regulators such as Ofcom the ability to make a “Market Reference” to the Competition Commission where they have reasonable grounds to suspect that any feature or combination of features of a market restricts or distorts competition. If a reference to the Competition Commission is made on these grounds, the Competition Commission will carry out a detailed inquiry and has wide-ranging powers to impose structural and behavioral remedies or both.

Pay TV Market Investigation

In January 2007, Virgin Media made a joint submission to Ofcom with BT, Setanta Sport Holdings Limited (Setanta) and Top Up TV Europe Limited (Top Up) indicating that there are a number of features of the U.K. pay TV market which result in competition being prevented, restricted or distorted and that BSkyB is able to exploit these features to marginalize and even foreclose competitors at all levels of the pay TV market value chain.

Following this submission, Ofcom announced in March 2007 that it would be carrying out a study of the U.K. pay TV market to determine whether a reference to the Competition Commission was appropriate. Virgin Media made a further, more detailed, joint submission to Ofcom with BT, Setanta and Top Up in July 2007. Ofcom published its consultation document in December 2007.

Ofcom will continue its study of the U.K. pay TV market throughout 2008 before deciding whether to make a referral to the Competition Commission. Ofcom cannot impose remedies itself (only the Competition Commission has power to impose remedies under these provisions of the Enterprise Act) but once Ofcom has decided that a referral to the Competition Commission is appropriate, it can accept undertakings from parties such as BSkyB, which can be structural and/or behavioral in nature, to remedy the competition problems in lieu of a referral to the Competition Commission.

WEEE Directive

On December 12, 2006, the U.K. government adopted the Waste Electrical and Electronic Equipment Directive (the WEEE Directive) previously adopted by the European Union relating to certain obligations associated with historical waste (as defined by the WEEE Directive). The WEEE Directive became effective on January 2, 2007 and imposes the responsibility for the disposal of waste electrical and electronic equipment on the manufacturers of such equipment. The main provisions relate to separate collection, disposal and recycling; standards for its treatment at authorized facilities; and collection, recycling and recovery targets. It requires distributors to allow consumers to return their waste equipment free of charge, which would include the set-top boxes and cable modems that Virgin Media provides to its customers.

Corporate Responsibility

Virgin Media regards corporate responsibility, or CR, as an important factor in the way it runs its business. During 2007, Virgin Media challenged itself to gain a better understanding of the fundamental responsibilities it owes to its stakeholders. Consequently, its approach to CR encompasses basic ethical questions associated with its marketplace and workplace in addition to wider questions around social and environmental sustainability. Virgin Media believes that its brand, people and products present a clear opportunity for using CR as a point of differentiation both in its sector and beyond.

The need to engage its people, which is a key priority for senior management, has been augmented by the strengthening of policies on issues such as employee well-being and learning and development. Similarly, Virgin Media has worked alongside the Virgin Group’s charitable arm, Virgin Unite, in developing a series of partnerships with charities such as Foyer and Lucca Leadership that enable it to use its people, products and expertise to generate social benefit. Virgin Media has focused on generating an internal structure, consisting of regional and local charity champions, through which it can significantly accelerate its investment in charities and communities.

Virgin Media have sought to gain an accurate understanding of its environmental impact by establishing baseline data in a number of key areas such as energy, transport and waste. It is also committed to the principle of sustainable procurement, details of which have been articulated in a new code of conduct that has formed the basis of a constructive dialogue with suppliers around issues such as labor standards and environmental sustainability.

Seasonality

Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Virgin Media’s customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between school years.

Research and Development

Virgin Media’s research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

Virgin Media does not have any material patents or copyrights nor does it believe that patents play a material role in its business. Virgin Media owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the exclusive right to use the “Virgin” name and logo in connection with its corporate activities and in connection with the activities of its consumer and a large part of its content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to Virgin Media within the U.K. and Ireland. The license entitles Virgin Media to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services it provides to its residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For Virgin Media’s content operations, it is entitled to use the “Virgin Media Television” name for the creation, distribution and management of its wholly owned television channels, and to use the “Virgin” name for its recently launched television channel, Virgin 1. Virgin Media’s license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin 1, where it pays an annual royalty of 0.5% of revenues received by Virgin 1, subject to a minimum of £100,000. As part of the agreement, Virgin Media has the right to adopt, and has adopted, a company name for its parent, Virgin Media Inc., over which, together with the name “Virgin Media”, it retains worldwide exclusivity.

Employees

As the management of our business is performed by Virgin Media, we do not have any employees on our payroll. As of December 31, 2007, Virgin Media had 15,060 employees, of whom 13,319 were permanent, and 1,741 were temporary or contract. Approximately 1,800 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by two recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. Both of these agreements are terminable by either the Union or Virgin Media with three months’ written notice. Except for the CWU arrangements, no other employees are covered by collective bargaining agreements. Virgin Media believes that its relationship with the CWU, BECTU and its employees is generally good.

Virgin Media’s strategy is to become an employer of choice within its U.K. marketplace and therefore continue to build a well trained and motivated workforce. Virgin Media is working on a number of initiatives to ensure that it builds this into the way it works and has established specific milestones over the next 18 months. These initiatives range from embedding a consistent performance management process across the whole organization by setting clear annual objectives (both business and personal), establishing incentive-based awards, through to the ongoing refurbishment and improvement of the working environment. A number of other engagement initiatives are ongoing including employee satisfaction surveys and action plans, a recognition scheme, brand/culture training, and local charity and community activities.

Item 1A.  Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below.  Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business

We rely on the continued support of Virgin Media.

We do not directly employ personnel of our own. The various personnel required to operate our network are employed by Virgin Media Limited and its affiliates, and our business is managed by our General Partner, NTL Fawnspring Limited, a wholly owned subsidiary of Virgin Media Limited, from its headquarters in Hook, Hampshire. We also generally rely on Virgin Media’s management, organization, financing, structure and infrastructure to carry on our business operations. If

Virgin Media were unable, or ceased, to provide us with these essential services, we would be unable to provide services to our customers. Our reputation would be materially adversely affected and we would lose customers and revenue. We might not be able to continue the operation of our business.

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

We have incurred losses in the past and may not be profitable in the future

In 2007, we made a net profit of $619,521, however we have incurred substantial aggregate net losses since our inception. We may not to continue to make a net profit in the future and may never be profitable on an aggregate basis. Additionally, failure to achieve profitability could adversely affect our ability to make required payments or obtain additional required funds which would make it impossible for us to continue to operate our business.

We operate in a limited geographical area.

Our franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, in which there are approximately 96,000 homes. Given the relatively limited size of our franchise area, material problems affecting our ability to provide services to our customers would likely affect the totality of our franchise area. Consequently, any resulting loss of customers and revenues would not be compensated by revenues from another part of our business that would not have been affected. Similarly, other local events may disproportionately affect customers, business, and revenues.

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

Virgin Media is subject to significant competition.

The level of competition is intense in each of the markets in which Virgin Media competes, and Virgin Media expects competition to increase. In particular, Virgin Media competes with BT, BSkyB, Carphone Warehouse (Talk Talk), Tiscali, Vodafone, O2, Orange and T-Mobile, each of whom has significant operational scale, resources and national distribution capacity. Virgin Media also competes with numerous internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up internet services over BT’s network. Virgin Media will face increasing competition from mobile telephone network providers and new market entrants, including those providing VoIP and IPTV. The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the “triple-play” of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services.

In the digital television market, Virgin Media competes primarily with BSkyB in providing digital pay television services. Competition increased as a result of the launch of Freeview in October 2002, which provides over 40 digital terrestrial TV channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box or digital television recorder. In March 2004, Top Up TV launched a pay television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box. BT launched a personal computer download service of video on demand home entertainment content over a broadband connection called BT Vision. BSkyB, Tiscali and others offer a similar service.

Virgin Media’s broadband service faces increased competition from BT, BSkyB, Carphone Warehouse (TalkTalk), Orange, O2 and others. Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased price competition.

Virgin Media’s fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as Vodafone, O2, Orange and T-Mobile.

Virgin Media’s business services also face a wide range of competitors, including BT, C&W, COLT Telecom Group plc and Thus plc, and a number of regional service providers. The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

Many of Virgin Media’s competitors are part of large multinational groups, have substantial advertising and marketing budgets, have greater retail presence and may benefit from greater economies of scale than Virgin Media does.

In order to compete, Virgin Media has had to reduce the prices it charges for its services or increase the value of its services without being able to recoup associated costs. Reduced prices or increased costs have had a negative impact on Virgin Media’s margins and profitability and could continue to do so in the future. In addition, if Virgin Media is unable to compete successfully, even following price reductions or value enhancements, Virgin Media may not be able to attract new customers, or retain existing customers.

Failure to control customer churn may adversely affect Virgin Media’s financial performance.

The successful implementation of Virgin Media’s business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using its services. Customer churn could increase as a result of:

•                  general reduction in the quality of Virgin Media’s customer service, including billing errors;

•                  customers moving to areas where Virgin Media cannot offer its digital television, or DTV, services;

•                  interruptions to the delivery of services to customers over Virgin Media’s network and poor fault management;

•                  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by Virgin Media or offer content that Virgin Media does not offer; and

•                  the potential loss of customers due to their required migration from its analog television, or ATV, services to Virgin Media’s more expensive DTV services when it stops transmitting its ATV signal.

An increase in customer churn can lead to slower customer growth, or indeed loss of customers, and a reduction in revenue.

Virgin Media is licensed to use the Virgin name and logo but does not own it.

In February 2007, Virgin Media rebranded certain areas of its business (including our business) as Virgin Media and renamed its corporate parent to Virgin Media Inc. under a 30-year license agreement with Virgin Enterprises Limited to use the Virgin name and logo. The use of the Virgin Media name and brand carries various risks, including the following:

•                  Virgin Media will be substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on Virgin Media’s and our business;

•                  the license agreement has a 30-year term, and Virgin Media is obligated to pay a termination payment if the license is terminated early under certain circumstances; and

•                  Virgin Media is required to meet certain customer service level requirements which are grouped into three key categories.

These service level categories include: Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance. Technical Service Levels which measure certain technical requirements that affect Virgin Media’s customers’ experience, such as service availability and service response times. Aspirational Service Levels, which are levels of service that Virgin Media and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction. A failure to meet its obligations under the license agreement could lead to a termination of the license.

If Virgin Media loses the right to use the Virgin brand, it would need to rebrand those areas of its business that have been rebranded, which could result in increased expenditures and increased customer churn.

If Virgin Media does not maintain and upgrade its networks in a cost-effective and timely manner, it could lose customers.

Maintaining an uninterrupted and high-quality service over its network infrastructure is critical to Virgin Media’s ability to attract and retain customers. Providing a competitive service level will depend in part on its ability to maintain and upgrade its networks in a cost-effective and timely manner. The maintenance and upgrade of its networks will depend upon, among other things, its ability to:

•                  modify network infrastructure for new products and services, including faster broadband speeds;

•                  install and maintain cable and equipment; and

•                  finance maintenance and upgrades.

Financial covenants in Virgin Media’s senior credit facility effectively restrict its use of cash. If these covenants affect its ability to replace network assets at the end of their useful lives or if there is any reduction in Virgin Media’s ability to perform necessary maintenance on network assets, its networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in Virgin Media’s critical systems could significantly disrupt its operations, which could reduce its customer base and result in lost revenues.

Virgin Media’s business is dependent on many sophisticated critical systems that support all of the various aspects of its cable network operations. Virgin Media’s systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, gas build-up, war or other catastrophes or any other threat to business continuity. Virgin Media’s servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Virgin Media does not currently have a formal company-wide disaster recovery plan, however, it is in the process of creating plans for key areas of risk in its business. Unanticipated problems affecting its systems could cause failures in its information technology systems, including systems that are critical for timely and accurate customer billing, or its customer service centers or interrupt the transmission of signals over its cable network. Sustained or repeated system failures that interrupt Virgin Media’s ability to provide service to its customers, prevent it from billing and collecting revenue due to it, or otherwise meet its business obligations in a timely manner, would adversely affect its reputation and result in a loss of customers and revenue. Improvements to Virgin Media’s revenue collection processes may not be successful or may not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

Virgin Media’s inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of customers or reduce margins.

For the provision of television programs and channels distributed via its cable network, Virgin Media enters into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on demand television. Virgin Media has historically obtained a significant amount of its premium programming and some of its basic programming and pay-per-view sporting events from BSkyB, one of Virgin Media’s main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. Virgin Media buys BSkyB wholesale premium content on the basis of BSkyB’s rate card terms and pricing, which can be changed on 45 days’ notice by BSkyB, and not under a long term supply contract. Virgin Media’s agreement with BSkyB to purchase its basic programming channels expired on February 28, 2007, and Virgin Media lost the right to carry those channels. As a result, Virgin Media experienced increased churn and higher customer retention costs in 2007.

In addition to providing programming to Virgin Media, BSkyB competes with Virgin Media by offering its programming directly to its digital satellite customers. As a result of BSkyB’s ownership of this content, it is able to charge Virgin Media a price for its content that makes it challenging for Virgin Media to compete with BSkyB’s own retail pricing and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content, such as high definition, some sports programming and interactive content, exclusively to its digital satellite customers and not to Virgin Media.

In addition to BSkyB, Virgin Media’s significant programming suppliers include the BBC, ITV plc, Channel 4, Channel Five, Viacom Inc., HBO, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Virgin Media’s dependence on these suppliers for television programming could have a material adverse effect on its ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to Virgin Media customers, which could have a material adverse effect on its business and results of operations and increase customer churn.

Unauthorized access to Virgin Media’s network could result in a loss of revenue.

Virgin Media relies on the integrity of its technology to ensure that its services are provided only to identifiable paying customers. The number of devices available in the U.K. which facilitate theft of service has increased. Any unauthorized access to Virgin Media’s network could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under its agreements with content providers. Virgin Media continues to work on controlling unauthorized access to its networks.

The sectors in which Virgin Media competes are subject to rapid and significant changes in technology, and the effect of technological changes on its businesses cannot be predicted.

The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on Virgin Media’s business cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, may result in Virgin Media’s core offerings becoming less competitive and render its existing products and services obsolete. Virgin Media may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as its competitors.

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

Virgin Media has important relationships with several suppliers of customer equipment, hardware, software and services that it uses to operate its network and systems and transmit its services. Virgin Media also outsources various customer services. In many cases, Virgin Media has made substantial investments in the equipment or software of a particular supplier, making it difficult for Virgin Media in the short-term to change supply and maintenance relationships in the event that its initial supplier refuses to offer it favorable prices or ceases to produce equipment or provide the support that its network and systems require. If equipment or service suppliers were to discontinue their products or seek to charge Virgin Media prices that are not competitive, its business and profitability could be materially adversely affected.

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

As a result of its growth through acquisitions, Virgin Media inherited numerous billing and customer service systems. Virgin Media continues to migrate its consumer cable and business customers to one central billing system. If it is not successful with this process, Virgin Media might not be able to achieve the expected cost savings and customer service improvements associated with the new system. It is possible that billing errors and other customer service disruptions could occur during further integration processes, potentially resulting in increased customer churn or adverse effects on customer service, customer acquisitions, collections, customer numbers and the costs of maintaining its billing systems going forward.

Acquisitions and other strategic transactions present many risks, and Virgin Media may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time Virgin Media has made acquisitions, dispositions and has entered into other strategic transactions. In connection with such transactions, Virgin Media may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could harm Virgin Media’s business and its reputation.

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

In addition, its business and the industry in which Virgin Media operates are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm Virgin Media’s reputation and result in increased costs to the business.

There is no assurance that new products Virgin Media may introduce will achieve full functionality or market acceptance.

Virgin Media’s strategy includes the roll-out of 50Mb broadband to its addressable market and it cannot guarantee that this new service, or any other new products that Virgin Media may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, Virgin Media’s results of operations may be negatively effected.

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

Certain persons or entities are Virgin Media’s significant stockholders. Based on SEC filings to date, the Virgin Group beneficially owns 10.5% of Virgin Media’s issued and outstanding common stock; in addition, RiverSource Investments, LLC beneficially owns 10.3%, Franklin Mutual Advisers, LLC beneficially owns 9.7%, SRM Global Master Fund Limited Partnership beneficially owns 9.1% and Glenview Capital Management, LLC beneficially owns 5.0%, of Virgin Media’s issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of Virgin Media.

On April 3, 2006, Virgin Media entered into a license agreement with Virgin Enterprises Limited which provides for it to use the Virgin name and logo in its consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to its Nominating Subcommittee to fill a single seat on its board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, Director of Virgin Enterprises Limited, and he was appointed to Virgin Media’s board on September 11, 2006. As a result of Mr. McCallum’s relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of Virgin Media’s other stockholders should arise, this director may not be disinterested.

Virgin Media does not insure the underground portion of its cable network and various pavement-based electronics associated with its cable network.

Virgin Media obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, it does not insure the underground portion of its (or our) cable network or various pavement-based electronics associated with its (or our) cable network. Almost all this cable network is constructed underground. As a result, any catastrophe that affects the underground cable network or pavement-based electronics could prevent it (and us) from providing services to customers and result in substantial uninsured losses.

Virgin Media has limited capacity on its cable platform.

Virgin Media’s analog television, digital television, broadband internet and video on demand services are transmitted through its core and access networks, which have limited capacity. Virgin Media has plans in place to add additional capacity to its core and access networks. Until these plans are implemented, Virgin Media is therefore limited in the number of channels that can be transmitted as part of its digital television service. As new channels are developed, Virgin Media may be unable to carry them on its platform due to these capacity constraints. As such, Virgin Media’s digital television offering may not be as competitive which could result in an increase in customer churn and a decrease in revenue.

Virgin Media may be adversely affected by a general deterioration in economic conditions in the U.K.

The risks associated with certain segments of Virgin Media’s business become more acute in periods of a slowing economy or recession. In its content segment, a slowing economy could be accompanied by a decrease in advertising on Virgin Media’s channels. Generally, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. In addition, consumers generally have less discretionary spending to purchase goods and services. Virgin Media’s mobile segment may also be similarly affected by an economic slowdown as customers reduce their expenditures on mobile phones and usage. While the impact of an economic slowdown on Virgin Media’s business is difficult to predict, it could result in a decline in revenue.

Risks Relating to Virgin Media’s Financial Indebtedness and Structure

Virgin Media may not be able to fund its debt service obligations through operating cash flow in the future.

Virgin Media may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on its indebtedness when due. Consequently, Virgin Media may be forced to raise cash or reduce expenses by doing one or more of the following:

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

Virgin Media cannot be sure that any of, or a combination of, the above actions would be sufficient to fund its debt service obligations, particularly in times of turbulent capital markets.

Virgin Media’s current leverage is substantial, which may have an adverse effect on its available cash flow, its ability to obtain additional financing if necessary in the future, its flexibility in reacting to competitive and technological changes and its operations.

Virgin Media had consolidated total long-term debt of £6.0 billion as of December 31, 2007. This high degree of leverage could have important consequences, including the following:

•                  a substantial portion of Virgin Media’s cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

•                  the ability of Virgin Media to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

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

Virgin Media had losses from continuing operations for 2007 of £463.5 million and for 2006 of £570.9 million (2006 is on a pro forma basis for the acquisition of Telewest and Virgin Mobile). Virgin Media cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish Virgin Media’s ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The covenants under Virgin Media’s debt agreements limit its ability to operate its business.

The agreements that govern Virgin Media’s indebtedness contain financial maintenance tests and restrictive covenants that limit the discretion of its management over various business matters. For example, the financial maintenance tests include liquidity, coverage and leverage ratios, and the restrictive covenants impact Virgin Media’s ability to:

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

•                  create liens;

•                  enter into agreements that restrict some of Virgin Media’s subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

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

The terms of Virgin Media’s senior credit facility and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

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

Virgin Media is also subject to interest rate risks. Before taking into account the impact of its current hedging arrangements, as of December 31, 2007, Virgin Media would have had interest determined on a variable basis on £4.8 billion, or 81%, of its long term debt. An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £12 million per year.

To manage these foreign exchange and interest rate risks, Virgin Media has entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. Virgin Media is required by its lenders under its senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two thirds of the total debt represented by its senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006. Accordingly, after giving effect to these hedges, an increase in interest rates of 0.25% would increase Virgin Media’s gross interest expense by approximately £4 million per year.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

NTL South Herts owns a freehold property at 9 Greycaine Road, Watford for use as offices and to house network equipment. Other than this we do not own or lease any properties.

Item 3.     Legal Proceedings

We are involved in various disputes and litigation arising in the ordinary course of our business. While we do not believe any of these litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2007.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

While our limited partnership interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 18, 2008, the approximate number of holders of our limited partnership interests was 5,256. We have not made any distributions to our limited partners in the past, and have no present intention to do so.

Item 6.     Selected Financial Data

The following table sets forth certain consolidated financial data as at December 31, 2007, 2006, 2005, 2004, and 2003 and for the years then ended. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$39,347,302	$38,796,127	$38,740,331	$38,042,360	$32,772,962
Cost of goods sold (exclusive of depreciation shown separately below)	(9,792,220)	(10,014,523)	(10,430,813)	(11,550,360)	(10,662,169)
Selling, general and administrative expenses	(105,018)	(94,878)	(92,063)	(103,018)	(130,840)
Management fees and allocated overhead from the General Partner	(16,129,974)	(17,670,758)	(17,063,743)	(14,321,728)	(13,544,514)
Other charges	(274,963)	(1,349,828)	(653,559)	(602,691)	(220,329)
Depreciation	(6,978,619)	(6,975,343)	(5,882,179)	(6,621,976)	(7,460,577)
Operating income	6,066,508	2,690,797	4,617,974	4,842,587	754,533
Interest expense	(5,417,314)	(6,062,897)	(2,957,398)	(2,203,792)	(1,922,710)
Exchange (losses) gains	(29,673)	(277,062)	219,959	(143,217)	(179,033)
interest and cumulative effect of changes in accounting principle	619,521	(3,649,162)	1,880,535	2,495,578	(1,347,210)
Minority interest income	—	748,119	(654,656)	(94,898)	—
Cumulative effect of changes in accounting principle	—	(415,878)	—	—	—
Net profit (loss)	$619,521	$(3,316,921)	$1,225,879	$2,400,680	$(1,347,210)

Net profit (loss) per limited partnership unit	$10.77	$(57.68)	$21.32	$41.74	$(23.43)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935	56,935

	As at December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$61,517,485	$66,079,566	$63,195,826	$62,528,387	$61,450,329
Accounts payable to affiliates and related parties	66,040,564	71,196,561	64,324,939	65,398,192	66,757,685
Minority interest	—	—	707,259	99,216	—
General Partner’s deficit	(528,556)	(534,751)	(501,583)	(513,842)	(537,849)
Limited Partner’s deficit	(3,327,029)	(3,940,355)	(656,602)	(1,870,222)	(4,246,895)

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

The principal components of Virgin Media’s expenses include payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, capital expenditures, currency movements and seasonality.

Selected Operating Data

We set forth in the following table certain data concerning our franchise area at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Homes marketable (1)	95,514	96,886
Total customers	34,858	36,863
Digital television subscribers	24,152	22,971
Analog television subscribers	545	1,007
Broadband internet subscribers	25,285	22,642
Telephony subscribers	29,012	30,715
Penetration (homes marketable) (2)	36.5%	38.0%
Average monthly churn (3)	1.5%	1.8%

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

Customer Churn.  Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like competition and customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

ARPU.  Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our ARPU by facilitating the sale of multiple services to each customer.

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT and resellers or local loop unbundlers, such as BSkyB and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali and BT. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

Integration.  Virgin Media continues to integrate its legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the businesses. Virgin Media will be completing the final stages of the integration of its cable billing platforms during 2008. Any issues that may arise in connection with its integration could have a material negative effect on our financial performance.

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If Virgin Media and we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, Virgin Media’s and our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When Virgin Media’s and our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

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

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of U.S. Generally Accepted Accounting Principles, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008 effective January 1, 2008. While we are still addressing the impact of the adoption of this Standard it is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of FAS 159 will have on our consolidated financial statements and are not yet in a position to determine its effects.

Results of Operations

Years Ended December 31, 2007 and 2006

We present below summarized consolidated financial information for the years ended December 31, 2007 and 2006:

	Year Ended			Year Ended
	December 31, %		%	December 31,		%
	2007	2006	Change	2007	2006	Change
Revenue	$39,347,302	$38,796,127	1.4	£19,656,943	£21,051,672	(6.6)
Cost of goods sold	(9,792,220)	(10,014,523)	(2.2)	(4,891,952)	(5,434,111)	(10.0)
Selling, general and administrative expenses	(105,018)	(94,878)	10.7	(52,464)	(51,483)	1.9

Management fees and allocated overhead	(16,129,974)	(17,670,758)	(8.7)	(8,058,138)	(9,588,560)	(16.0)
Other charges	(274,963)	(1,349,828)	(79.6)	(137,365)	(732,448)	(81.2)
Depreciation	(6,978,619)	(6,975,343)	0.0	(3,486,346)	(3,784,982)	(7.9)
Operating income	6,066,508	2,690,797	125.5	3,030,678	1,460,088	107.6
Interest expense	(5,417,314)	(6,062,897)	(10.6)	(2,706,357)	(3,289,868)	(17.7)
Exchange losses	(29,673)	(277,062)	(89.3)	(14,824)	(150,340)	(90.1)
Profit (loss) before minority interest and cumulative effect of changes in accounting principle	619,521	(3,649,162)	117.0	309,497	(1,980,120)	115.6
Minority interests	—	748,119	—	—	405,947	—
Cumulative effect of changes in accounting principle	—	(415,878)	—	—	(225,665)	—
Net profit (loss)	$619,521	$(3,316,921)	118.7	£309,497	£(1,799,838)	117.2

Revenue

For the year ended December 31, 2007, revenue increased by 1.4% to $39.3 million from $38.8 million in 2006 and revenue expressed in pounds sterling decreased by 6.6% to £19.7 million in 2007 from £21.1 million in 2006. The decrease is primarily due to lower telephony usage together with increased competition that has resulted in reduced customer numbers and caused us to lower our pricing through increased discounts partly offset by higher broadband revenue due to an increase in the number of broadband subscribers.

Expenses

Costs of goods sold

For the year ended December 31, 2007, costs of goods sold decreased by 2.2% to $9.8 million from $10.0 million in 2006 and cost of goods sold expressed in pounds sterling decreased by 10.0% to £4.9 million in 2007 from £5.4 million in 2006. The reduction in cost of goods sold in pounds sterling is primarily a reflection of reduced revenue. Costs of goods sold as a percentage of revenue decreased to 24.9% for the year ended December 31, 2007 from 25.8% for 2006 primarily due to the effect of lower pricing and increased discounts partially offset by a change in the mix of services provided with fewer telephony customers and increased, higher margin, broadband customers.

Selling, general and administrative expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased by 10.7% to $105,018 from $94,878 in 2006 and selling, general and administrative expenses expressed in pounds sterling increased by 1.9% to £52,464 in 2007 from £51,483 in 2006. This increase is primarily attributable to the higher cost of investor relations’ services.

Management fees and allocated overhead

For the year ended December 31, 2007, management fees and allocated overhead decreased by 8.7% to $16.1 million from $17.7 million in 2006. Management fees and allocated overhead expressed in pounds sterling decreased by 16.0% to £8.1 million in 2007 from £9.6 million in 2006. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overheads in the year ended December 31, 2007 benefited from the reduction in Virgin Media’s overall cost base as a result of the integration of the legacy NTL and Telewest operations.

Other charges

For the year ended December 31, 2007, other charges decreased by 79.6% to $274,963 compared to $1,349,828 for the year ended December 31, 2006 and other charges expressed in pounds sterling decreased by 81.2% to £137,365 in 2007 from £732,448 in 2006.  Other charges in the year ended December 31, 2007 and 2006 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and involuntary employee termination costs following the merger of the legacy NTL and Telewest businesses by Virgin Media. Other charges in the year ended December 31, 2007 decreased primarily due to a revision in the Virgin Media lease exit provision due to the successful sublease of one of its larger vacant properties. Other charges are allocated to us by a subsidiary of Virgin Media on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation expense

Depreciation expense remained broadly flat at $7.0 million for the years ended December 31, 2007 and 2006 and depreciation expense expressed in pounds sterling decreased to £3.5 million in the year ended December 31, 2007 from £3.8 million in the year ended December 31, 2006. The decrease is primarily due to the cessation of depreciation on assets that became fully depreciated during the period.

Interest expense

For the year ended December 31, 2007, interest expense decreased to $5.4 million from $6.1 million in 2006 and interest expense in pounds sterling  decreased to £2.7 million in 2007 from £3.3 million in 2006.  This decrease was due to the lower bank fees and deferred financing costs allocated to us for the year ended December 31, 2007 by a subsidiary of Virgin Media following Virgin Media’s refinancing in the year ended December 31, 2006 in connection with its reverse acquisition of Telewest, offset partly by increased interest rates.

We paid no cash interest for the years ended December 31, 2007 and 2006.

Exchange losses/gains

For the year ended December 31, 2007, foreign currency exchange losses were $29,673 compared with losses of $277,062 for 2006.  The decrease in exchange losses was primarily attributable to the fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The U.S dollar weakened approximately nine percent against the pound from December 31, 2006 to December 31, 2007.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

During the year ended December 31, 2007, NTL South Herts generated a net profit. Since its liabilities exceeded its assets as at December 31, 2007, no minority interest has been recognized. For the year ended December 31, 2006, we recognized a minority interest credit of $748,119 which represented the release of the minority interest built up in earlier profitable periods.

Cumulative effect of changes in accounting principle

There were no changes in accounting principle in 2007. In 2006, we adopted FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The Financial Accounting Standards Board, or FASB, issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and was effective January 2, 2007.  Virgin Media reviewed their obligation under the law and concluded that an obligation existed for certain of our customer premises equipment.  As a result, we  recognized an addition to fixed assets of $319,380 and an obligation to our parent of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard resulted in a change in the allocated overheads from the General Partner.

Net income ( loss)

For the year ended December 31, 2007, net income was $0.6 million as compared with a net loss of $3.3 million in 2006 due primarily to the reasons described above.

Years Ended December 31, 2006 and 2005

We present below summarized consolidated financial information for the years ended December 31, 2006 and 2005:

	Year ended			Year ended
	December 31,		%	December 31,		%
	2006	2005	Change	2006	2005	Change
Revenue.	$38,796,127	$38,740,331	0.1	£21,051,672	£21,285,896	(1.1)
Cost of goods sold	(10,014,523)	(10,430,813)	(4.0)	(5,434,111)	(5,731,216)	(5.2)

Selling, general and administrative expenses	(94,878)	(92,063)	3.1	(51,483)	(50,584)	1.8

Management fees and allocated overhead	(17,670,758)	(17,063,743)	3.6	(9,588,560)	(9,375,683)	2.3
Other charges	(1,349,828)	(653,559)	106.5	(732,448)	(359,098)	104.0
Depreciation	(6,975,343)	(5,882,179)	18.6	(3,784,982)	(3,231,966)	17.1
Operating income	2,690,797	4,617,974	(41.7)	1,460,088	2,537,349	(42.5)
Interest expense	(6,062,897)	(2,957,398)	105.0	(3,289,868)	(1,624,944)	102.5
Exchange (losses) gains	(277,062)	219,959	(226.0)	(150,340)	120,856	(224.4)
Profit (loss) before minority interest and cumulative effect of changes in accounting principle	(3,649,162)	1,880,535	(294.0)	(1,980,120)	1,033,261	(291.6)
Minority interests	748,119	(654,656)	214.3	405,947	(359,701)	212.9
Cumulative effect of changes in accounting principle	(415,878)	—	—	(225,665)	—	—
Net (loss) income	$(3,316,921)	$1,225,879	(370.6)	£(1,799,838)	£673,560	(367.2)

Revenue

For the year ended December 31, 2006, revenue increased by 0.1% to $38.8 million from $38.7 million in 2005 and revenue expressed in pounds sterling decreased by 1.1% to £21.1 million in 2006 from £21.3 million in 2005. Increased revenue from additional broadband and digital TV subscribers has been offset by the fall in revenue resulting from the decline in analog TV and telephony subscribers.

Expenses

Costs of goods sold

For the year ended December 31, 2006, costs of goods sold decreased by 4.0% to $10.0 million from $10.4 million in 2005 and cost of goods sold expressed in pounds sterling decreased by 5.2% to £5.4 million in 2006 from £5.7 million in 2005. Costs of goods sold as a percentage of revenue declined to 25.8% for the year ended December 31, 2006 from 26.9% for 2005 primarily because revenue growth was focused on higher-margin services and customers, particularly consumer broadband internet services, whilst revenue declines arose primarily on lower-margin services.

Selling, general and administrative expenses

For the year ended December 31, 2006, selling, general and administrative expenses increased by 3.1% to $94,878 from $92,063 in 2005.  This increase is primarily attributable to the higher cost of investor relations’ services.

Management fees and allocated overhead.

For the year ended December 31, 2006, management fees and allocated overhead increased by 3.6% to $17.7 million from $17.1 million in 2005. Management fees and allocated overhead expressed in pounds sterling increased by 2.3% to £9.6 million in 2006 from £9.4 million in 2005. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL

South Herts, on a consistent and proportional basis according to the level of trading in that entity.

Other charges

For the year ended December 31, 2006, other charges increased to $1,349,828 from $653,559 in 2005 representing restructuring costs allocated to us by a subsidiary of Virgin Media.  Charges allocated to us are made on the basis of an allocation formula appropriate to each category of charge that is based on a methodology that, in management’s judgment, is reasonable given the facts and circumstances.  Other charges in the year ended December 31, 2006 related primarily to employee termination costs and lease exit costs in connection with restructuring programs initiated in respect of the reverse acquisition of Telewest.

     Depreciation expense

For the year ended December 31, 2006, depreciation expense increased to $7.0 million from $5.9 million in 2005 due to network assets transferred from an affiliate as at December 31, 2005 together with increased capital spend and changes in foreign exchange rates.

Interest expense

For the year ended December 31, 2006, interest expense increased to $6.1 million from $3.0 million in 2005.  This increase was due to two changes to the interest expense charging policies which were implemented, as permitted by the Partnership Agreement, in the fourth quarter of 2005. Since October 1, 2005, interest is charged on the full amount of non-permanent loans provided to us by our affiliates, rather than just the proportion thereof relating to unpaid management fees paid on our behalf by an affiliate of the General Partner.  Also from October 1, 2005, we are charged our allocation of the bank fees and deferred financing costs relating to Virgin Media’s senior credit facilities.

Exchange losses/gains

For the year ended December 31, 2006, foreign currency exchange losses were $277,062 compared with gains of $219,959 for 2005.  The change in exchange losses/ gains is primarily attributable to the impact of fluctuations in the valuation of the U.S. dollar on certain of our assets and transactions, which are denominated in pounds sterling.

Minority interest

In 2006, we released the minority interest provision of $748,119 as the losses of NTL South Herts have exceeded the equity capital. In 2005, we recorded a minority interest expense of $654,656. We recorded a charge for the minority interest in NTL South Herts when the assets of NTL South Herts exceeded its liabilities. Until the quarter ended December 31, 2004, the losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts.  In accordance with Accounting Research Bulletin 51, or ARB 51, paragraph 15, such excess and further losses applicable to the minority interest have been charged against the majority interest, as there is no obligation on the part of the minority interest to make good such losses.

Cumulative effect of changes in accounting principle

In June 2005, the Financial Accounting Standards Board, or FASB, issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and was effective January 2, 2007.  Virgin Media reviewed their obligation under the law and concluded that an obligation existed for certain of our customer premises equipment.  As a result, we recognized an addition to fixed assets of $319,380 and an obligation to our parent of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard resulted in a change in the allocated overheads from the General Partner.

Net (loss) income

For the year ended December 31, 2006, net loss was $3.3 million as compared with a net income of $1.2 million in 2005 due primarily to the increase in interest expense and the cumulative effect of change in accounting principle as described above.

Statement of Cash Flows

Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, we generated $1.5 million from our operating activities compared with $1.4 million in the year ended December 31, 2006, and used it to purchase fixed assets including equipment for customer installations.

Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, cash provided by operating activities decreased to $1.4 million from $13.4 million in 2005.

For the year ended December 31, 2006, purchase of fixed assets decreased to $1.4 million from $13.4 million in 2005.  Expressed in pounds sterling, the purchase of fixed assets decreased to £0.6 million from £7.3 million in 2005. The purchase of fixed assets in 2005 included the transfer of Network assets from an affiliate amounting to $11.6 million together with customer installations totaling $1.8 million.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media.  We are reliant upon the support of Virgin Media to continue our operations. As of December 31, 2007, we had consolidated current liabilities of $66.0 million due to Virgin Media group companies compared with $71.2 million as of December 31, 2006.

Historically, our source of cash had been the net proceeds of our offerings of limited partnership interests and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests. It is unlikely that we will be able to sell debt or equity securities in the public markets at least in the short term or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future.  We expect that cash from our operations in 2008 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

Virgin Media had £5,958.5 million of debt outstanding as of December 31, 2007, compared to £6,099.8 million as of September 30, 2007 and £6,159.1 million as of December 31, 2006, and £321.4 million of cash and cash equivalents, compared to £364.0 million as of September 30, 2007 and £418.5 million as of December 31, 2006. All amounts shown are in U.K. pounds sterling. The decrease in Virgin Media’s debt since the previous year is primarily attributable to a mandatory prepayment of its senior credit facility of £73.6 million in May 2007 as a result of cash flow generated in 2006, a voluntary prepayment of £200 million in December 2007 from existing cash balances, and exchange rate movements on its debt denominated in currencies other than the pound sterling.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization requirements. The level of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network, offer new services and integrate its billing systems and customer databases. Virgin Media expects that its cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for its cash requirements through December 31, 2008. However, Virgin Media’s cash requirements after December 31, 2008 may exceed these sources of cash. For instance, debt amortization repayments under its senior credit facility increase significantly in 2010. Virgin Media believes that it will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing its existing facility, possible sales of assets, or other means. Virgin Media may not be able to obtain financing, or sell assets at all, or on favorable terms, or it may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

Virgin Media’s debt agreements contain restrictions on its ability to transfer cash between groups of its subsidiaries or to us. As a result of these restrictions, although its overall liquidity may be sufficient to satisfy its obligations, it may be limited by covenants in some of its debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in its other indebtedness may be triggered if it defaults on any of these debt agreements.

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see its Form 10-K for the year ended December 31, 2007.

Off -Balance Sheet Arrangements

Other than the outstanding indebtedness above, we have no off-balance sheet arrangements as of December 31, 2007.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2007.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate is approximately $14,000 for the year ended December 31, 2007. The aggregate potential loss from a hypothetical one-percent fall in the pound sterling / U.S. dollar exchange rate was approximately $35,000 for the year ended December 31, 2006.

We have no debt other than amounts due to affiliates. As of December 31, 2007 and 2006, we had $66.0 million and $71.2 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $666,000 for the year ended December 31, 2007. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate was approximately $649,000 for the year ended December 31, 2006.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors begin on page F-1 of this annual report. The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$10,103,923	$9,836,198	$9,505,134	$9,902,047
Operating income	1,021,885	1,089,250	1,797,750	2,157,623
Net (loss) profit	(274,453)	(296,915)	341,533	849,356
Net (loss) profit per limited partnership unit	$(4.77)	$(5.16)	$5.94	$14.76

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$9,170,963	$9,664,617	$9,922,154	$10,038,393
Operating income	792,084	628,959	570,516	699,238
Net loss before minority interests and cumulative effect of changes in accounting principle	(734,358)	(942,921)	(993,871)	(978,012)
Minority interests	213,266	247,616	287,237	—
Cumulative effect of changes in accounting principle	—	—	—	(415,878)
Net loss	(521,092)	(695,305)	(706,634)	(1,393,890)
Net loss per limited partnership unit	$(9.06)	$(12.09)	$(12.29)	$(24.24)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Virgin Media’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including Virgin Media’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the South Hertfordshire United Kingdom Fund, Ltd.’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including Virgin Media’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework described in ‘‘Internal Control—Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that South Hertfordshire United Kingdom Fund, Ltd. internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, on the effectiveness of the internal control over financial reporting of South Hertfordshire United Kingdom Fund, Ltd. Management’s report in respect to South Hertfordshire United Kingdom Fund, Ltd. was not subject to attestation by Ernst &Young LLP pursuant to temporary rules of the Securities and Exchange Commission that permit South Hertfordshire United Kingdom Fund, Ltd to provide only a management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors,  Executive Officers and Corporate Governance

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	46	Director and Secretary
Robert Gale	47	Director

Robert Mackenzie

Mr. Mackenzie, age 46, has been the Secretary and Director of our General Partner since May 30, 2000 and is Virgin Media’s U.K. Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and acted as Company Secretary for the newly formed CableTel, subsequently renamed Virgin Media. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 47, is the Vice President—Controller of Virgin Media. He has held this position since June 17, 2003. Mr. Gale joined Virgin Media in May 2000 from Cable & Wireless Communications plc, where he was Head of Finance for the ConsumerCo business acquired by Virgin Media. In October 2000, he was appointed as Group Director of Financial Control for Virgin Media’s U.K. operations. He had joined Cable & Wireless in January 1998. From 1995 to 1997, Mr. Gale was Chief Financial Officer of ComTel, a cable operator subsequently acquired by Virgin Media. Between 1989 and 1995, Mr. Gale was Group Financial Controller at TVS Entertainment PLC, a U.K. television broadcaster and program producer. Mr. Gale is a chartered accountant and worked for KPMG at its London office between 1981 and 1989.

As we have no officers, directors, or employees, we have not adopted a code of ethics.  However, Virgin Media has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which establishes policies to promote honest and ethical conduct and to deter wrongdoing, including policies governing actual or apparent conflicts of interest, compliance with laws and prompt internal reporting for violations.

Item 11.   Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by Virgin Media and its affiliates and, pursuant to the terms of our Partnership Agreement, Virgin Media and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, “Certain Relationships, Related Transactions and Director Independence” for a description of the relationship between us and Virgin Media.

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

Item 13.   Certain Relationships,  Related Transactions, and Director Independence

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

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2007 totaled $2.0 million.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to rent, supplies, telephone, travel and salaries of any full or part time employees. Allocable direct or indirect expenses paid or payable by us for the year ended December 31, 2007 totaled $14.1 million.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. For the year ended December 31, 2007, aggregated interest, bank fees and finance charges of $5.2 million relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $0.2 million was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

As we do not have a board of directors or audit committee, we rely on Virgin Media’s Audit Committee for approval of those related transactions entered into with related parties in which we would be a participant, other than the transactions contemplated by our Partnership Agreement.

For the description of transactions between Virgin Media and related parties, please see Item 13 in Virgin Media’s annual report on Form 10-K filed with the SEC on February 29, 2008.

Item 14.   Principal Accountant Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young LLP for services, but are allocated a proportion of the fees charged to Virgin Media by Ernst & Young LLP. We provide in the table below an analysis of the fees charged to Virgin Media by Ernst & Young LLP and allocated to us in the each of the two years ended December 31, 2007 and 2006.

	December 31,
	2007	2006
Audit fees	$36,813	$61,335
Audit-Related fees	270	667
Tax fees	1,111	23,751
All other fees	—	—
	$38,194	$85,753

Audit fees. Audit fees represent the aggregate services provided to us by Ernst & Young for professional services rendered for the audit of our annual financial statements included in our Form 10-K and review of interim financial statements filed quarterly on Form 10-Q, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

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

Audit Committee’s Pre-approval Policies and Procedures

We have no Audit Committee. The Audit Committee of the board of directors of Virgin Media reviews, acts on and reports to the board of directors of Virgin Media with respect to various auditing and accounting matters. In this capacity, the audit committee acts on our behalf as necessary.  The current members of the Audit Committee of Virgin Media are George R. Zoffinger who is its chairman and who the board of directors has determined to be an audit committee financial expert, Edwin M. Banks and Jeffrey D. Benjamin. The members of the Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to Virgin Media.

Virgin Media’s Audit Committee’s policy on pre-approval requirements for audit and non-audit services provided to us by our independent registered public accounting firm is summarized as follows:

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

Annually, the Audit Committee will pre-approve, on a category basis, additional audit services, such as correspondence with regulatory agencies, consents to registration statements, comfort letters, and other financial reports required by regulatory bodies (“Additional Audit Services”).

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

Between meetings, the Chairman of the Audit Committee has delegated authority to pre- approve Services within the scope of Permitted Services listed above on an ad-hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting. In 2007 and 2006, the audit committee pre-approved all of the services performed by our auditors.

The Audit Committee will be informed routinely as to the audit and non-audit services actually provided by the Auditors pursuant to this policy, including details of fees billed for such services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                   (1) Financial Statements—See Index to Financial Statements on page F-1.

(2) Financial Statement Schedules—NONE.

(3) Exhibits—See Exhibit Index.

FORM 10K - ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, and 2006

and for the Years Ended December 31, 2007, 2006, and 2005

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) ( the “Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, South Hertfordshire United Kingdom Fund, Ltd. adopted Financial Accounting Standards Board Staff Position FAS 143-1 “Accounting for Electronic Waste Obligations” as of December 12, 2006.

Ernst & Young LLP

London, England
March 26, 2008

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets
Fixed assets, net	$61,517,485	$66,079,566
Total assets	61,517,485	66,079,566

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$66,040,564	$71,196,561
Total liabilities	66,040,564	71,196,561

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(529,556)	(535,751)
	(528,556)	(534,751)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2007 and December 31, 2006)	48,817,997	48,817,997
Accumulated deficit	(52,145,026)	(52,758,352)
	(3,327,029)	(3,940,355)

Partners’ Capital (Deficit)	(3,855,585)	(4,475,106)

Accumulated comprehensive loss	(667,494)	(641,889)

Total Partners’ deficit	(4,523,079)	(5,116,995)

Total Liabilities and Partners’ Deficit	$61,517,485	$66,079,566

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues	$39,347,302	$38,796,127	$38,740,331

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(9,792,220)	(10,014,523)	(10,430,813)
Selling, general and administrative expenses	(105,018)	(94,878)	(92,063)
Management fees and allocated overhead from the General Partner	(16,129,974)	(17,670,758)	(17,063,743)
Other charges	(274,963)	(1,349,828)	(653,559)
Depreciation	(6,978,619)	(6,975,343)	(5,882,179)
Operating income	6,066,508	2,690,797	4,617,974
Other expenses
Interest payable to General Partner and affiliates	(5,417,314)	(6,062,897)	(2,957,398)
Exchange (losses) gains	(29,673)	(277,062)	219,959
Profit (loss) before minority interest and cumulative effect of changes in accounting principle	619,521	(3,649,162)	1,880,535
Minority interest income (expense)	—	748,119	(654,656)
Cumulative effect of changes in accounting principle	—	(415,878)	—
Net profit (loss)	$619,521	$(3,316,921)	$1,225,879
Allocation of net profit (loss)
General Partner	$6,195	$(33,168)	$12,259
Limited Partner	613,326	(3,283,753)	1,213,620
Net profit (loss)	$619,521	$(3,316,921)	$1,225,879
Net profit (loss) per limited partnership unit	$10.77	$(57.68)	$21.32
Average number of limited partnership units outstanding	56,935	56,935	56,935

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2007	2006	2005
		(Restated)
Net profit (loss)	$619,521	$(3,316,921)	$1,225,879
Foreign currency translation adjustments	(25,605)	36,298	(93,230)
Comprehensive profit (loss)	$593,916	$(3,280,623)	$1,132,649

The accompanying notes
are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Year Ended December 31,
	2007	2006	2005
General Partner:
Balance, beginning of year	$(534,751)	$(501,583)	$(513,842)
Net income (loss) for the year	6,195	(33,168)	12,259
Balance, end of year	$(528,556)	$(534,751)	$(501,583)

Limited Partner:
Balance, beginning of year	$(3,940,355)	$(656,602)	$(1,870,222)
Net income (loss) for the year	613,326	(3,283,753)	1,213,620
Balance, end of year	$(3,327,029)	$(3,940,355)	$(656,602)

Accumulated comprehensive loss	(667,494)	(641,889)	(678,187)
Total partner’s deficit	$(4,523,079)	$(5,116,995)	$(1,836,372)

The accompanying notes

are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net profit (loss)	$619,521	$(3,316,921)	$1,225,879
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle	—	415,878	—
Minority interest income (expense)	—	(748,119)	654,656
Depreciation	6,978,619	6,975,343	5,882,179
Loss on disposal of fixed assets	26,477	—	—
Change in operating assets and liabilities:
(Decrease) increase in accounts payable to affiliates and related parties	(6,092,656)	(1,883,235)	5,595,905
Net cash provided by operating activities	1,531,961	1,442,946	13,358,619

Cash flows from investing activities
Purchase of fixed assets	(1,531,961)	(1,442,946)	(13,358,619)
Net cash used in investing activities	(1,531,961)	(1,442,946)	(13,358,619)

Cash flows from financing activities	—	—	—
Net cash used in financing activities	$—	$—	$—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

Contributed Capital

The capitalization of the Partnership is set forth in the accompanying statement of partners’ capital (deficit). No existing partner is obligated to make any additional contributions to partnership capital.

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2007, the profit per limited partnership unit amounted to $10.77.

NTL (South Hertfordshire) Limited

NTL (South Hertfordshire) Limited (“NTL South Herts”) is a U.K. corporation originally owned by Jones Global Funds, Inc. (the previous general partner) and Jones Cable Group, Ltd., an affiliate of the previous general partner. The area covered by our cable system, which we refer to as the franchise area, comprises the administrative areas in South Hertfordshire of Three Rivers, Watford and Hertsmere which are located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount charged to NTL South Herts by a subsidiary of Virgin Media for infrastructure and management support services, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities including contingent liabilities, estimated costs for interconnection, and estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts’ network. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership, and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

The functional currency of the Partnership’s principal operating subsidiary is the pound sterling, while the Partnership’s reporting currency is the U.S. dollar. The assets and liabilities of the Partnership’s U.K. subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses have been translated at the average rates for the respective years. Exchange gains and losses on translation of the Partnership’s net equity investment in the subsidiary is reported as a separate component of accumulated other comprehensive income (loss) in the statement of partners’ capital (deficit). Foreign currency transaction gains and losses are recorded in the statement of operations.

Current Assets and Liabilities

Since May 2000, the current assets and liabilities of NTL South Herts have been managed by Virgin Media. Books and records related to accounts receivable, accounts payable and deferred revenue are maintained by Virgin Media. Pursuant to the arrangement between Virgin Media and NTL South Herts contained in the letter of appointment and agreement, NTL South Herts has the legal right to offset amounts receivable from Virgin Media against amounts payable to Virgin Media. Consequently, the net balance payable by NTL South Herts to Virgin Media is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements. Effective from June 2000, the bank accounts maintained by NTL South Herts were closed and a bank account maintained by Virgin Media is used for cash transactions. Accordingly, the net result from cash transactions is also included in accounts payable to affiliates and related parties.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

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

•                            the price for the service is fixed or determinable; and

•                            collectibility is reasonably assured.

Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.        SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Bundled services revenue is recognized in accordance with the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, to assess whether the components of the bundled services should be recognized separately.

For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $1,048,929, $1,090,705 and $1,020,654 in 2007, 2006 and 2005, respectively.

Asset Retirement Obligations

In June 2005, the Financial Accounting Standards Board, or FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and was effective January 2, 2007.  Virgin Media has reviewed its obligation under the law and concluded that an obligation existed for certain of our customer premises equipment.  As a result, we recognized an addition to fixed assets of $319,380 and an obligation to our parent of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard resulted in a change in the allocated overheads from the General Partner.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

effective January 1, 2008. While we are still addressing the impact of the adoption of this Standard it is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of FAS 159 will have on our consolidated financial statements and are not yet in a position to determine its effects.

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2007, 2006 and 2005 were $1,967,365, $1,939,806 and $1,937,016, respectively. These amounts were expensed in the statement of operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to, rent, supplies, telephone, travel and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2007, 2006 and 2005, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $14,162,609, $15,730,952 and $15,126,727, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the years ended December 31, 2007, 2006 and 2005, aggregated interest, bank fees and finance charges of $5,239,018, $5,922,488 and $2,812,193, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $178,297, $140,409 and $145,205, respectively, was charged by an affiliate of the General Partner.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATED ENTITIES  (CONTINUED)

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

5.       OTHER CHARGES

Other charges of $0.3 million in the year ended December 31, 2007 related mainly to employee termination and lease exit costs as a result of Virgin Media’s acquisition-related restructuring programs. Other charges of $1.3 million in the year ended December 31, 2006 related mainly to employee termination and lease exit costs in connection with Virgin Media’s restructuring programs initiated in respect of the reverse acquisition of Telewest, along with costs in relation to lease exit costs for properties that were vacated prior to the acquisition. Other charges in the year ended December 31, 2005 of $0.7 million mainly related to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated.  On April 7, 2004, Virgin Media announced the consolidation over an 18 month period of its 13 U.K. customer service call centers into three equipped to handle anticipated expansion of its customer base.  Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the U.K.. As part of the consolidation, Virgin Media made additional investments in technology and training in order to streamline processes and generate efficiencies.  This program was completed as of December 31, 2005 at a total cost to Virgin Media of £23.7 million.

6.       FIXED ASSETS

Fixed assets consist of:

	Estimated	Year ended December 31,
	useful lives	2007	2006
Cable network and other electrical equipment	5-30 years	$173,896,134	$200,906,290
Building and other equipment	5-30 years	8,414,232	8,315,630
		182,310,366	209,221,920
Accumulated depreciation		(120,792,881)	(143,142,354)
		$61,517,485	$66,079,566

During 2007, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

Asset retirement obligation at the beginning of the year	$761,359
Increase in liability	145,036
Liabilities settled	(103,305)
Accretion expense	50,071
Revision in cash flows	(77,931)
Foreign currency translation	9,571
Asset retirement obligation at the end of the year	$784,801

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

The tax basis in the Partnership’s assets and liabilities is $8 million higher than its book basis in its assets and liabilities at December 31, 2007 for financial reporting purposes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	December 31,
	2007	2006
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	10,691,291	8,911,620
Net operating loss carryforward	6,143,922	8,035,524
Purchase accounting liabilities	—	132,596
Total deferred tax assets	16,835,213	17,079,740
Valuation allowance	(16,835,213)	(17,079,740)
Net deferred tax assets	—	—
Net deferred tax liabilities	$—	$—

At December 31, 2007, NTL South Herts had U.K. net operating loss carryforwards of approximately $21.9 million. The U.K. net operating loss carryforwards are available for utilization in future years and do not expire. Management has established a valuation allowance against the net operating loss carryforwards on the basis that it was not more likely than not that such assets would be realized in the future.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes–an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption did not result in a cumulative effect adjustment and did not have a material effect on our consolidated financial statements.

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

Dated:  March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 27, 2008
Robert Mackenzie

/s/ ROBERT GALE	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 27, 2008
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