Form 10-Q
period 2008-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2008-05-12
CIK 857957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.
(Exact name of registrant as specified in charter)

Colorado	84-1145140
(State of organization)	(I.R.S. employer I.D.#)
Media House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England (Address of principal executive offices)
011 44 1256 752000 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

         The number of limited partnership units of the registrant outstanding as of May 6, 2008 was 56,935.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe", "anticipate", "should", "intend", "plan", "will", "expects", "estimates", "projects", "positioned", "strategy" and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

  •
  our reliance on the continued support of Virgin Media;

  •
  the lack of an established trading market for our partnership interests;

  •
  conflicts of interest between us and Virgin Media and its affiliates;

  •
  our reliance on a limited franchise area;

  •
  the risks to Virgin Media's business set forth below, which are risks that we share as a result of our reliance on, and integration with, Virgin Media;

  •
  Virgin Media's ability to compete with a range of other communications and content providers;

  •
  Virgin Media's ability to manage customer churn;

  •
  Virgin Media's continued right to use the Virgin name and logo;

  •
  Virgin Media's ability to maintain and upgrade its networks in a cost-effective and timely manner;

  •
  possible losses in Virgin Media's revenues due to systems failures;

  •
  Virgin Media's ability to provide attractive programming at a reasonable cost;

  •
  Virgin Media's ability to control unauthorized access to its network;

  •
  the effect of technological changes on Virgin Media's businesses;

  •
  Virgin Media's reliance on single-source suppliers for some equipment, software and services and third party distributors of its mobile services;

  •
  Virgin Media's ability to achieve its business plans;

  •
  Virgin Media's ability to fund debt service obligations through operating cash flow;

  •
  Virgin Media's ability to obtain additional financing in the future and react to competitive and technological changes;

  •
  Virgin Media's ability to comply with restrictive covenants in its indebtedness agreements; and

  •
  the extent to which Virgin Media's future cash flow will be sufficient to cover its fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our form 10-K that was filed with the SEC on March 27, 2008. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Inc.

        On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global Inc., or Telewest).

Following the merger, Telewest changed its name to NTL Incorporated and, subsequently, to Virgin Media Inc.

        Virgin Media entered into a license agreement with Virgin Enterprises Limited under which it is licensed to use certain Virgin trademarks within the U.K. and the Republic of Ireland. As a result, in February 2007, Virgin Media rebranded its consumer and a large part of its content businesses to "Virgin Media". It also changed the name of its corporate parent from NTL Incorporated to Virgin Media Inc. and the name of one of its principal operating subsidiaries from NTL Group Limited to Virgin Media Limited.

        In this quarterly report, unless the context otherwise requires, the term "we", "us", "our" and similar terms refers to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries, and Virgin Media refers to Virgin Media Inc., the parent of our general partner, as further described below.

Exchange Rates

        The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 31, 2008 was $1.9855 per £1.00.

	U.S. Dollars per £1.00
Three months ended March 31,
	Period End	Average(1)	High	Low
2007	$1.9685	$1.9636	$1.9847	$1.9235
2008	1.9855	1.9871	2.0311	1.9405

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

        Unless we otherwise indicate, all U.S. dollar amounts as of March 31, 2008 are translated to U.S. dollars at an exchange rate of $1.9855 to £1.00, all amounts disclosed for the three months ended March 31, 2008 are based on an average exchange rate of $1.9788 to £1.00, and all amounts disclosed for the three months ended March 31, 2007 are based on an average exchange rate of $1.9550 to £1.00. All amounts disclosed as of December 31, 2007 are based on an exchange rate of $1.9843 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation among the exchange rates for 2008 and 2007 has affected the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(see note)
Assets
Fixed assets, net	$60,358,146	$61,517,485

Total assets	60,358,146	61,517,485

Liabilities and Partners' Deficit
Current liabilities
Accounts payable to affiliates and related parties	$64,327,513	$66,040,564

Total liabilities	64,327,513	66,040,564

Minority interest
Minority interest	108,142	—
Partners' Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(525,116)	(529,556)

	(524,116)	(528,556)

Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2008 and December 31, 2007)	48,817,997	48,817,997
Accumulated deficit	(51,705,497)	(52,145,026)

	(2,887,500)	(3,327,029)

Partners' Capital (Deficit)	(3,411,616)	(3,855,585)
Accumulated other comprehensive loss	(665,893)	(667,494)

Total Partners' deficit	(4,077,509)	(4,523,079)

Total Liabilities and Partners' Deficit	$60,358,146	$61,517,485

Note: The balance sheet at December 31, 2007 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$9,366,598	$10,103,923
Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,271,188)	(2,528,614)
Selling, general and administrative expenses	(20,687)	(30,687)
Management fees and allocated overhead from the General Partner	(3,594,608)	(4,576,446)
Other charges	(43,026)	(117,633)
Depreciation	(1,652,623)	(1,828,658)

Operating income	1,784,466	1,021,885
Other expenses
Interest payable to General Partner and affiliates	(1,231,265)	(1,284,641)
Exchange losses	(1,455)	(11,697)

Profit (loss) before minority interest	551,746	(274,453)
Minority interest expense	(107,777)	—

Net profit (loss)	$443,969	$(274,453)

Allocation of net profit (loss)
General Partner	$4,440	$(2,745)
Limited Partners	439,529	(271,708)

Net profit (loss)	$443,969	$(274,453)

Net profit (loss) allocated to limited partners per limited partnership unit	$7.72	$(4.77)

Average number of limited partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net profit (loss)	$443,969	$(274,453)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Minority interest expense	107,777	—
Depreciation	1,652,623	1,828,658
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(1,744,100)	(771,011)

Net cash provided by operating activities	460,269	783,194

Cash flows from investing activities
Purchases of fixed assets	(460,269)	(783,194)

Net cash used in investing activities	(460,269)	(783,194)

Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Organization and Business

        South Hertfordshire United Kingdom Fund, Ltd., or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. NTL Fawnspring Limited, a U.K. corporation, a subsidiary of Virgin Media Inc., or Virgin Media, is the general partner (the "General Partner") of the Partnership. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term that such investment is held by us.

        We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes, we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. ("Virgin Media", formerly known as NTL Incorporated) indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the ultimate parent company of the General Partner, to continue our operations as a going concern.

        We, as well as Virgin Media, file annual, quarterly, and current reports with the SEC. You may read and copy any materials we or Virgin Media file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access electronically the information we file with the SEC via its website, located at http://www.sec.gov.

Basis of Presentation

        We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2008 are not necessarily indicative of results to be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED
(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Comprehensive Profit (Loss)

        Comprehensive profit (loss) includes net profit (loss) as well as other comprehensive profit (loss). Our other comprehensive profit (loss) consists of changes in cumulative foreign currency translation adjustments. Comprehensive profit (loss) comprises:

	Three months ended March 31,
	2008	2007
		(Restated)
Net profit (loss)	$443,969	$(274,453)
Foreign currency translation adjustments	1,601	(7,745)

Comprehensive profit (loss)	$445,570	$(282,198)

        The prior year comparative amounts in the above have been restated to reflect a mathematical error in the previously reported note. This restatement has no impact on the previously issued balance sheet, statement of operations or statement of cash flows for any periods presented.

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

        Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.8 million residential on-net cable customers as at March 31, 2008.

Note 4. Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

        An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2008 and 2007 were $468,330 and $505,196, respectively. These amounts were expensed in the statement of operations each period.

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

limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners' capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners' capital accounts is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

        The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2008, and 2007, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,126,278, and $4,071,250, respectively.

        The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended March 31, 2008, and 2007, aggregated interest, bank fees and finance charges of $1,184,617, and $1,244,365, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $46,648 and $40,276, respectively, was charged by an affiliate of the General Partner.

        Our General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and they are also entitled to recover the portion of bank fees and deferred financing costs relating to Virgin Media's long term debt allocable to the Partnership or NTL South Herts. They have elected to recover these amounts commencing in the fourth quarter of 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a Colorado limited partnership that was formed in December 1991 pursuant to the public offering of our limited partnership interests for the purpose of acquiring one or more cable television/telephone systems in the U.K. Upon acquisition of our system, our primary investment objective was to obtain capital appreciation in the value of our investment in the system over the term that the investment is held by us.

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

        The principal components of Virgin Media's expenses include payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts. Our expenses include certain costs that are charged by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media's national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors Affecting Our Business

        Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, capital expenditures, currency movements and seasonality.

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

        ARPU.    Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our ARPU by facilitating the sale of multiple services to each customer.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom ("BT") and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc ("BSkyB") and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. ("Tiscali") and BT. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

        Integration.    Virgin Media continues to integrate its legacy NTL and Telewest cable businesses. Virgin Media will be completing the final stages of the integration of its cable billing platforms during 2008. Any issues that may arise in connection with its integration could have a material negative effect on our financial performance.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If Virgin Media and we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, Virgin Media's and our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When Virgin Media's and our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

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

        For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

Consolidated Results of Operations

Three months ended March 31, 2008 and 2007

        We present below summarized consolidated financial information, in U.S. dollars and U.K. pounds sterling, for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,			Three months ended March 31,
			% Change			% Change
	2008	2007		2008	2007
Revenue	$9,366,598	$10,103,923	(7.3)	£4,733,474	£5,168,247	(8.4)
Cost of goods sold	(2,271,188)	(2,528,614)	(10.2)	(1,147,760)	(1,293,409)	(11.3)
Selling, general and administrative expenses	(20,687)	(30,687)	(32.6)	(10,454)	(15,697)	(33.4)
Management fees and allocated overhead	(3,594,608)	(4,576,446)	(21.5)	(1,816,560)	(2,340,893)	(22.4)
Other charges	(43,026)	(117,633)	(63.4)	(21,743)	(60,170)	(63.9)
Depreciation	(1,652,623)	(1,828,658)	(9.6)	(835,164)	(935,375)	(10.7)

Operating income	1,784,466	1,021,885	74.6	901,793	522,703	72.5
Interest expense	(1,231,265)	(1,284,641)	(4.2)	(622,228)	(657,105)	(5.3)
Exchange losses	(1,455)	(11,697)	(87.6)	(735)	(5,983)	(87.7)

Net profit (loss) before minority interest	551,746	(274,453)	301.0	278,830	(140,385)	298.6
Minority interest	(107,777)	—	—	(54,466)	—	—

Net profit (loss)	$443,969	$(274,453)	261.8	£224,364	£(140,385)	259.8

Revenue

        For the three months ended March 31, 2008, revenue decreased by 7.3% to $9.4 million from $10.1 million for the three months ended March 31, 2007, and revenue expressed in pounds sterling decreased by 8.4% to £4.7 million for the three months ended March 31, 2008 from £5.2 million for the three months ended March 31, 2007. The decrease was primarily due to lower telephony usage together with increased competition that has resulted in reduced customer numbers and caused us to lower our pricing through increased discounts, partly offset by higher broadband revenue due to an increase in the number of broadband subscribers.

Expenses

  Cost of goods sold

        For the three months ended March 31, 2008, cost of goods sold decreased by 10.2% to $2.3 million from $2.5 million for the three months ended March 31, 2007, and cost of goods sold expressed in pounds sterling decreased by 11.3% to £1.1 million for the three months ended March 31, 2008 from £1.3 million for the three months ended March 31, 2007. The reduction in cost of goods sold in pounds sterling was primarily a reflection of reduced revenue. Cost of goods sold as a percentage of revenue decreased to 24.2% for the three months ended March 31, 2008 from 25.0% for the three months ended March 31, 2007, due to a change in the mix of services provided with fewer telephony customers partially offset by higher-margin broadband customers.

  Selling, general and administrative expenses

        For the three months ended March 31, 2008, selling, general and administrative expenses decreased to $20,687, or £10,454, from $30,687, or £15,697, for the three months ended March 31, 2007. This decrease is primarily attributable to the lower cost of investor relations' services.

  Management fees and allocated overhead

        For the three months ended March 31, 2008, management fees and allocated overhead decreased by 21.5% to $3.6 million from $4.6 million for the three months ended March 31, 2007, and management fees and allocated overhead expressed in pounds sterling decreased by 22.4% to £1.8 million for the three months ended March 31, 2008 from £2.3 million for the three months ended March 31, 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the quarter benefited from the reduction in Virgin Media's overall cost base. This was primarily due to the non-recurrence of marketing expenses that were recognized in the three months to March 31, 2007 in relation to the rebrand to Virgin Media, together with lower employee costs following the integration of the legacy NTL and Telewest businesses.

  Other charges

        For the three months ended March 31, 2008, other charges decreased to $43,206 from $117,633 for the same period in 2007, and other charges expressed in pounds sterling decreased to £21,743 from £60,170 for the same period. Other charges for the three months ended March 31, 2008 and 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media in respect of lease exit costs in connection with properties that have been vacated and involuntary employee termination costs following the merger of the legacy NTL and Telewest businesses by Virgin Media. Other charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances. Other charges in the three months ended March 31, 2008 decreased primarily due to the reduced level of integration activities along with the successful exit of long term leases.

  Depreciation expense

        For the three months ended March 31, 2008, depreciation expense decreased to $1.7 million from $1.8 million for the same period in 2007. Depreciation expense expressed in pounds sterling decreased to £0.8 million for the three months ended March 31, 2008 from £0.9 million for the three months ended March 31, 2007. The decrease is due to reductions in depreciation expense as a result of fixed assets becoming fully depreciated.

  Interest expense

        For the three months ended March 31, 2008, interest expense decreased to $1.2 million from $1.3 million for the three months ended March 31, 2007, and interest expense expressed in pounds sterling decreased to £0.6 million for the three months ended March 31, 2008 from £0.7 million for the three months ended March 31, 2007. This decrease was primarily due to the lower bank fees and deferred financing costs allocated to us for the three months ended March 31, 2008 than for the three months ended March 31, 2007 by a subsidiary of Virgin Media.

        We paid no cash interest for the three months ended March 31, 2008 and 2007.

  Exchange losses

        For the three months ended March 31, 2008, foreign currency exchange losses were $1,455 as compared with losses of $11,697 for the three months ended March 31, 2007. The change in exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The U.S. dollar weakened by approximately one percent against the pound from March 31, 2007 to March 31, 2008. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

  Minority interest

        During the three months ended March 31, 2008, we recognized a minority interest charge of $107,777, which has been calculated on net assets of our principle operating entity, NTL South Hertfordshire Limited. For the three months ended March 31, 2007, NTL South Herts' liabilities exceeded its assets and therefore no minority interest was recognized.

  Net profit (loss)

        For the three months ended March 31, 2008, net profit was $443,969 as compared with a net loss of $274,453 for the three months ended March 31, 2007, primarily due to the reasons described above.

Selected Operating Data

        The following table sets forth certain data concerning our franchise for the last five quarters:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Homes marketable(1)	96,405	95,514	96,663	96,663	96,663
Total customers	34,787	34,858	35,021	35,103	35,698
Digital television subscribers	24,406	24,152	23,755	23,454	23,252
Analog television subscribers	483	545	626	698	806
Broadband internet subscribers	25,910	25,285	24,482	23,541	23,019
Telephony subscribers	29,097	29,012	28,991	29,117	29,588
Penetration (homes marketable)(2)	36.1%	36.5%	36.2%	36.3%	36.9%
Average monthly churn(3)	1.2%	1.5%	1.6%	2.0%	1.7%

(1)
Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)
Penetration measures the total number of customers for our services divided by the number of homes marketable.

(3)
Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Consolidated Statement of Cash Flows

        In the three months ended March 31, 2008, we generated $0.5 million from our operating activities compared with $0.8 million in the three months ended March 31, 2007, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties, partially offset by an improved operating result.

Liquidity and Capital Resources

        We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of March 31, 2008, we had consolidated current liabilities of $64.3 million due to Virgin Media group companies compared with $66.0 million as of December 31, 2007 and $70.8 million as of March 31, 2007.

        Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests along with funding from Virgin Media and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System and ongoing operations.

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

        Virgin Media had £6,014.6 million of debt outstanding as of March 31, 2008, compared to £5,958.5 million as of December 31, 2007 and £6,159.3 million as of March 31, 2007, and £282.3 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007 and £365.1 million as of March 31, 2007. All amounts shown are in U.K. pounds sterling. The decrease in Virgin Media's debt since the previous year was primarily attributable to a mandatory prepayment of its senior credit facility of £73.6 million in May 2007 as a result of cash flow generated in 2006, and a voluntary prepayment of £200 million in December 2007 utilizing cash reserves, partially offset by exchange rate movements on its debt denominated in currencies other than the pound sterling.

        On April 16, 2008, Virgin Media issued $1.0 billion of 6.5% convertible senior notes and used the net proceeds and cash on hand to repay £504.0 million of its obligations under its senior credit facility that were originally scheduled to be paid in 2009 and 2012. Virgin Media continues to review the accounting treatment of the senior convertible notes, including the possible requirement to separately account for embedded derivatives.

        Virgin Media's business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization requirements. The level of Virgin Media's capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network, offer new services and integrate its billing systems and customer databases. Virgin Media expects that its cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for its cash requirements through the next twelve months. However, Virgin Media's cash requirements after the next twelve months may exceed these sources of cash. For instance, debt amortization repayments under its senior credit facility increase significantly in 2010. Virgin Media believes that it will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing its existing facility, possible sales of assets, or other means. Virgin Media may not be able to obtain financing, or sell assets at all, or on favorable terms, or it may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

        Virgin Media's debt agreements contain restrictions on its ability to transfer cash between groups of its subsidiaries or to us. As a result of these restrictions, although its overall liquidity may be sufficient to satisfy its obligations, it may be limited by covenants in some of its debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in its other indebtedness may be triggered if it defaults on any of these debt agreements.

        For further information concerning Virgin Media's liquidity and capital resources and the terms of its various debt facilities, see its Form 10-K, as amended, for the year ended December 31, 2007 and its Form 10-Q for the three months ended March 31, 2008.

Off-Balance Sheet Transactions

        As of March 31, 2008 and March 31, 2007, we had no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

        There have been no material changes in the three months ended March 31, 2008 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

        The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $18,000 for the three months ended March 31, 2008.

        We have no debt other than amounts due to affiliates. As of March 31, 2008 and 2007, we had approximately $64.3 million and $70.8 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media's borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $148,000 for the three months ended March 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures.    Our management, with the participation of the principal executive officer and principal financial officer of Virgin Media* , has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Virgin Media's principal executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including Virgin Media's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

*
The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a corporate director of NTL Fawnspring Limited, the general partner of the Partnership.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in the three months ended March 31, 2008 in the risk factors discussed under "Risk Factors" and elsewhere in our Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended March 31, 2008.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

3.1	Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
3.2
Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
4.1
Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant's Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on May 6, 1993, File No. 33-48400).
4.2
Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
31.1	Certification of Person Performing Function Similar to the Functions of Principal Executive Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Person Performing Function Similar to the Functions of Principal Financial Officer,* pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1
Certifications of Persons Performing Function Similar to the Functions of Principal Executive Officer and Principal Financial Officer, respectively,* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.

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
Dated: May 12, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE Robert Mackenzie	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	May 12, 2008
/s/ ROBERT GALE Robert Gale	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	May 12, 2008

*
The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.

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
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED (A LIMITED PARTNERSHIP) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LIMITED (A LIMITED PARTNERSHIP) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES