Form 10-Q
period 2008-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2008-08-08
CIK 857957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.
(Exact name of registrant as specified in charter)

Colorado (State of organization)	84-1145140 (I.R.S. employer identification no.)
Media House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England (Address of principal executive offices)	011 44 1256 752000 (Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The number of limited partnership units of the registrant outstanding as of August 5, 2008 was 56,935.

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

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC, on March 27, 2008. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Inc.

        On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global Inc., or Telewest). Following the merger, Telewest changed its name to NTL Incorporated and, subsequently to Virgin Media Inc.

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

        In this quarterly report, unless the context otherwise requires, the term "we", "us", "our" and similar terms refers to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries, and Virgin Media refers to Virgin Media Inc., the parent of our general partner, as further described herein.

Exchange Rates

        The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on June 30, 2008 was $1.9906 per £1.00.

	U.S. Dollars per £1.00
Six months ended June 30,	Period End	Average(1)	High	Low
2007	$2.0063	$1.9795	$2.0063	$1.9235
2008	1.9906	1.9860	2.0311	1.9405

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

        Unless we otherwise indicate, all U.S. dollar amounts as of June 30, 2008 are translated to U.S. dollars at an exchange rate of $1.9906 to £1.00, all amounts disclosed for the six months ended June 30, 2008 are based on an average exchange rate of $1.9749 to £1.00, and all amounts disclosed for the six months ended June 30, 2007 are based on an average exchange rate of $1.9706 to £1.00. All amounts disclosed as of December 31, 2007 are based on an exchange rate of $1.9843 to £1.00. U.S. dollar amounts for the three months ended June 30, 2008 and 2007 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2008 and 2007 from the U.S. dollar converted financial result for the six months ended June 30, 2008 and 2007, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation among the exchange rates for 2008 and 2007 has affected the dollar comparisons.

 PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(see note)
Assets
Fixed assets, net	$58,942,034	$61,517,485

Total assets	58,942,034	61,517,485

Liabilities and Partners' Deficit
Current liabilities
Accounts payable to affiliates and related parties	$62,641,256	$66,040,564

Total liabilities	62,641,256	66,040,564

Minority interest
Minority interest	228,963	—
Partners' Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(523,658)	(529,556)

	(522,658)	(528,556)

Limited Partners
Contributed capital, net (56,935 units outstanding at
June 30, 2008 and December 31, 2007)	48,817,997	48,817,997
Accumulated deficit	(51,561,133)	(52,145,026)

	(2,743,136)	(3,327,029)

Partners' Capital (Deficit)	(3,265,794)	(3,855,585)
Accumulated other comprehensive loss	(662,391)	(667,494)

Total Partners' deficit	(3,928,185)	(4,523,079)

Total Liabilities and Partners' Deficit	$58,942,034	$61,517,485

Note: The balance sheet at December 31, 2007 has been derived from audited financial statements at that date.

See accompanying notes.

 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$8,694,107	$9,836,198	$18,060,705	$19,940,121
Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,181,593)	(2,556,179)	(4,452,781)	(5,084,793)
Selling, general and administrative expenses	(23,537)	(23,704)	(44,224)	(54,391)
Management fees and allocated overhead from the General Partner	(3,310,481)	(4,418,403)	(6,905,089)	(8,994,849)
Other income (charges)	17,337	(27,213)	(25,689)	(144,846)
Depreciation	(1,788,585)	(1,721,449)	(3,441,208)	(3,550,107)

Operating income	1,407,248	1,089,250	3,191,714	2,111,135
Other expenses
Interest payable to General Partner and affiliates	(1,135,840)	(1,341,267)	(2,367,105)	(2,625,908)
Exchange losses	(6,206)	(44,898)	(7,661)	(56,595)

Profit (loss) before minority interest	265,202	(296,915)	816,948	(571,368)
Minority interest expense	(119,380)	—	(227,157)	—

Net profit (loss)	$145,822	$(296,915)	$589,791	$(571,368)

Allocation of net profit (loss)
General Partner	$1,458	$(2,969)	$5,898	$(5,714)
Limited Partner	144,364	(293,946)	583,893	(565,654)

Net profit (loss)	$145,822	$(296,915)	$589,791	$(571,368)

Net profit (loss) allocated to limited partners per limited partnership unit	$2.54	$(5.16)	$10.26	$(9.94)

Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

 SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net profit (loss)	$589,791	$(571,368)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Minority interest expense	227,157	—
Depreciation	3,441,208	3,550,107
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(3,565,058)	(1,329,365)

Net cash provided by operating activities	693,098	1,649,374

Cash flows from investing activities
Purchase of fixed assets	(693,098)	(1,649,374)

Net cash used in investing activities	(693,098)	(1,649,374)

Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

        We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2008 are not necessarily indicative of results to be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Comprehensive Profit (Loss)

        Comprehensive profit (loss) includes net profit (loss) as well as other comprehensive profit (loss). Our other comprehensive profit (loss) consists of changes in cumulative translation adjustments. Comprehensive profit (loss) comprises:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net profit (loss)	$145,822	$(296,915)	$589,791	$(571,368)
Foreign currency translation adjustments	3,502	(29,866)	5,103	(37,611)

Comprehensive profit (loss)	$149,324	$(326,781)	$594,894	$(608,979)

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

        Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.7 million residential on-net cable customers as at June 30, 2008.

Note 4.    Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

        An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended June 30, 2008 and 2007 were $434,705 and $491,810, respectively. Consulting fees paid or payable by NTL South Herts for the six months ended June 30, 2008 and 2007 were $903,035 and $997,006, respectively. These amounts were expensed in the statement of operations each period.

Distribution Ratios and Reimbursement

        Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99% to the limited partners and 1% to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners' capital accounts are reduced to zero; 100% to the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A LIMITED PARTNERSHIP)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Transactions with the General Partner and Affiliated Entities (Continued)

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

        The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended June 30, 2008 and 2007, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,875,776 and $3,926,593, respectively. During the six months ended June 30, 2008 and 2007, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $6,002,054 and $7,997,843, respectively.

        The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended June 30, 2008 and 2007, aggregated interest, bank fees and finance charges of $1,089,797, and $1,297,740, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $46,043 and $43,527, respectively, was charged by an affiliate of the General Partner. For the six months ended June 30, 2008 and 2007, aggregated interest, bank fees and finance charges of $2,274,414 and $2,542,105, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $92,691 and $83,803, respectively, was charged by an affiliate of the General Partner.

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

Note 5.    Recent Accounting Pronouncements

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of FAS 160 on our consolidated financial position and results of operations.

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

        We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our residential customers to use multiple services like "double-play" telephone and broadband, "double-play" telephone and television or "triple-play" telephone, television and broadband.

        Our expenses include certain costs that are charged to us by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media's national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. The principal components of Virgin Media's expenses include payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts.

Factors Affecting Our Business

        Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user, competition, integration, capital expenditures, currency movements, seasonality and general macroeconomic factors.

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

         Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT, and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, BSkyB, and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB and by BBC and ITV through Freesat, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. and BT. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

         Integration.    Virgin Media continues to integrate its businesses. Virgin Media will be completing the final stages of the integration of its cable billing platforms during 2008. Any issues that may arise in connection with its integration could have a material negative effect on our financial performance.

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

         General Macroeconomic Factors.    General macroeconomic factors in the U.K. may have an impact on our business. For example, as consumers generally have less discretionary spending to purchase goods and services during an economic slowdown, consumers may be less willing to subscribe to additional products or upgrade their existing services.

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

Consolidated Results of Operations

Three Months Ended June 30, 2008 and 2007

        We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,			Three months ended June 30,
			% Change			% Change
	2008	2007		2008	2007
Revenue	$8,694,107	$9,836,198	(11.6)	£4,411,650	£4,950,560	(10.9)
Cost of goods sold	(2,181,593)	(2,556,179)	(14.7)	(1,106,927)	(1,286,918)	(14.0)
Selling, general and administrative expenses	(23,537)	(23,704)	(0.7)	(11,939)	(11,904)	0.3
Management fees and allocated overhead	(3,310,481)	(4,418,403)	(25.1)	(1,679,865)	(2,223,630)	(24.5)
Other income (charges)	17,337	(27,213)	(163.7)	8,735	(13,334)	(165.5)
Depreciation	(1,788,585)	(1,721,449)	3.9	(907,308)	(866,161)	4.8

Operating income	1,407,248	1,089,250	29.2	714,346	548,613	30.2
Interest expense	(1,135,840)	(1,341,267)	(15.3)	(576,367)	(675,437)	(14.7)
Exchange losses	(6,206)	(44,898)	(86.2)	(3,144)	(22,737)	(86.2)

Profit (loss) before minority interest	265,202	(296,915)	189.3	134,835	(149,561)	190.2
Minority interest	(119,380)	—	—	(60,556)	—	—

Net profit (loss)	$145,822	$(296,915)	149.1	£74,279	£(149,561)	149.7

Revenue

        For the three months ended June 30, 2008, revenue decreased by 11.6% to $8.7 million from $9.8 million for the three months ended June 30, 2007, and revenue expressed in pounds sterling decreased by 10.9% to £4.4 million for the three months ended June 30, 2008 from £5.0 million for the three months ended June 30, 2007. The decrease was primarily driven by lower customer numbers and declining prices due to increased competition.

Expenses

  Cost of goods sold

        For the three months ended June 30, 2008, cost of goods sold decreased by 14.7% to $2.2 million from $2.6 million for the three months ended June 30, 2007, and cost of goods sold expressed in pounds sterling decreased by 14.0% to £1.1 million for the three months ended June 30, 2008 from £1.3 million for the three months ended June 30, 2007. The reduction in cost of goods sold was primarily a reflection of reduced revenue. Cost of goods sold as a percentage of revenue decreased to 25.1% from 26.0% for the three months ended June 30, 2008 and 2007, respectively, due to a change in the mix of services provided with fewer telephony customers partially offset by higher-margin broadband customers.

  Selling, general and administrative expenses

        For the three months ended June 30, 2008, selling, general and administrative expenses remained relatively unchanged at $23,537, or £11,939, compared to $23,704, or £11,904, for the three months ended June 30, 2007.

  Management fees and allocated overhead

        For the three months ended June 30, 2008, management fees and allocated overhead decreased by 25.1% to $3.3 million from $4.4 million for the three months ended June 30, 2007, and management fees and allocated overhead expressed in pounds sterling decreased by 24.5% to £1.7 million for the three months ended June 30, 2008 from £2.2 million for the three months ended June 30, 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the quarter benefited from the reduction in Virgin Media's overall cost base. This was primarily due to Virgin Media's lower employee related costs following the integration of the legacy NTL and Telewest businesses.

  Other income (charges)

        For the three months ended June 30, 2008, other income was $17,337 compared to other charges of $27,213 for the same period in 2007, and other income expressed in pounds sterling was £8,735 compared to other charges of £13,334 for the same period in 2007. Other income in the three months ended June 30, 2008 related primarily to the sublease of a vacant property by Virgin Media. Other income for the three months ended June 30, 2008 and other charges for the three months ended June 30, 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media and related primarily to lease exit costs and employee termination costs in connection with restructuring programs initiated in respect of historical acquisitions. Other charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

  Depreciation

        For the three months ended June 30, 2008, depreciation expense increased to $1.8 million from $1.7 million for the same period in 2007. Depreciation expense expressed in pounds sterling remained relatively unchanged at £0.9 million for the three months ended June 30, 2008 and 2007.

Interest expense

        For the three months ended June 30, 2008, interest expense decreased to $1.1 million from $1.3 million for the three months ended June 30, 2007, and interest expense expressed in pounds sterling decreased to £0.6 million for the three months ended June 30, 2008 from £0.7 million for the three months ended June 30, 2007. This decrease was primarily due to the lower overheads and bank fees and deferred financing costs allocated to us by a subsidiary of Virgin Media for the three months ended June 30, 2008 than for the three months ended June 30, 2007.

        We paid no cash interest for the three months ended June 30, 2008 and 2007.

Exchange losses

        For the three months ended June 30, 2008, foreign currency exchange losses were $6,206 as compared with losses of $44,898 for the three months ended June 30, 2007. The change in foreign currency exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

        During the three months ended June 30, 2008, we recognized a minority interest charge of $119,380 which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the three months ended June 30, 2007, NTL South Herts' liabilities exceeded its assets and therefore no minority interest was recognized.

Net profit (loss)

        For the three months ended June 30, 2008, net profit was $145,822 as compared with a net loss of $296,915 for the three months ended June 30, 2007, primarily due to the reasons described above.

Six Months Ended June 30, 2008 and 2007

        We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,			Six months ended June 30,
			% Change			% Change
	2008	2007		2008	2007
Revenue	$18,060,705	$19,940,121	(9.4)	£9,145,124	£10,118,807	(9.6)
Cost of goods sold	(4,452,781)	(5,084,793)	(12.4)	(2,254,687)	(2,580,327)	(12.6)
Selling, general and administrative expenses	(44,224)	(54,391)	(18.7)	(22,393)	(27,601)	(18.9)
Management fees and allocated overhead	(6,905,089)	(8,994,849)	(23.2)	(3,496,425)	(4,564,523)	(23.4)
Other charges	(25,689)	(144,846)	(82.3)	(13,008)	(73,504)	(82.3)
Depreciation	(3,441,208)	(3,550,107)	(3.1)	(1,742,472)	(1,801,536)	(3.3)

Operating income	3,191,714	2,111,135	51.2	1,616,139	1,071,316	50.9
Interest expense	(2,367,105)	(2,625,908)	(9.9)	(1,198,595)	(1,332,542)	(10.1)
Exchange losses	(7,661)	(56,595)	(86.5)	(3,879)	(28,720)	(86.5)

Profit (loss) before minority interest	816,948	(571,368)	243.0	413,665	(289,946)	242.7
Minority interest	(227,157)	—	—	(115,022)	—	—

Net profit (loss)	$589,791	$(571,368)	203.2	£298,643	£(289,946)	203.0

Revenue

        For the six months ended June 30, 2008, revenue decreased by 9.4% to $18.1 million from £19.9 million for the six months ended June 30, 2007, and revenue expressed in pounds sterling decreased by 9.6% to £9.1 million from £10.1 million in respect of the same periods in 2008 and 2007, respectively. The decrease was primarily driven by lower customer numbers and declining prices due to increased competition.

Expenses

  Cost of goods sold

        For the six months ended June 30, 2008, cost of goods sold decreased by 12.4% to $4.5 million from $5.1 million for the six months ended June 30, 2007, and cost of goods sold expressed in pounds sterling decreased by 12.6% to £2.3 million for the six months ended June 30, 2008 from £2.6 million for the six months ended June 30, 2007. The reduction in cost of goods sold in pounds sterling was primarily a reflection of reduced revenue. Cost of goods sold as a percentage of revenue decreased to 24.7% from 25.5% for the six months ended June 30, 2008 and 2007, respectively, due to a change in the mix of services provided with fewer telephony customers partially offset by higher-margin broadband customers.

  Selling, general and administrative expenses

        For the six months ended June 30, 2008, selling, general and administrative expenses decreased to $44,224, or £22,393, from $54,391, or £27,601, in the six months ended June 30, 2007. This decrease is primarily attributable to the lower cost of investor relations' services.

  Management fees and allocated overhead

        For the six months ended June 30, 2008, management fees and allocated overhead decreased by 23.2% to $6.9 million from $9.0 million for the six months ended June 30, 2007, and management fees and allocated overhead expressed in pounds sterling decreased by 23.4% to £3.5 million for the six months ended June 30, 2008 from £4.6 million for the six months ended June 30, 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the six months ended June 30, 2008 benefited from the reduction in Virgin Media's overall cost base. This was primarily due to the non-recurrence of marketing expenses in relation to the rebrand to Virgin Media, together with lower employee related costs following the integration of the legacy NTL and Telewest businesses.

  Other charges

        For the six months ended June 30, 2008, other charges decreased to $25,689 from $144,846 for the same period in 2007, and other charges expressed in pounds sterling decreased to £13,008 from £73,504 for the same period. Other charges in the six months ended June 30, 2008 decreased primarily due to the sublease of a vacant property by Virgin Media. Other charges for the six months ended June 30, 2008 and 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media and related primarily to lease exit costs and employee termination costs in connection with restructuring programs initiated in respect of its historical acquisitions. Other charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

  Depreciation

        For the six months ended June 30, 2008, depreciation expense decreased to $3.4 million from $3.6 million for the same period in 2007. Depreciation expense expressed in pounds sterling decreased to £1.7 million for the six months ended June 30, 2008 from £1.8 million for the six months ended June 30, 2007. The decrease is due to the reduction in depreciation expense as a result of fixed assets becoming fully depreciated.

Interest expense

        For the six months ended June 30, 2008, interest expense decreased to $2.4 million from $2.6 million for the six months ended June 30, 2007, and interest expense expressed in pounds sterling decreased to £1.2 million for the six months ended June 30, 2008 from £1.3 million for the six months ended June 30, 2007. This decrease was primarily due to the lower overheads and bank fees and deferred financing costs allocated to us by a subsidiary of Virgin Media for the six months ended June 30, 2008 than for the six months ended June 30, 2007.

        We paid no cash interest for the six months ended June 30, 2008 and 2007.

Exchange losses

        For the six months ended June 30, 2008, foreign currency exchange losses were $7,661 as compared with losses of $56,595 for the six months ended June 30, 2007. The change in foreign currency exchange losses is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

        During the six months ended June 30, 2008, we recognized a minority interest charge of $227,157, which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the six months ended June 30, 2007, NTL South Herts' liabilities exceeded its assets and therefore no minority interest was recognized.

Net profit (loss)

        For the six months ended June 30, 2008, net profit was $589,791 as compared with a net loss of $571,368 for the six months ended June 30, 2007, primarily due to the reasons described above.

Selected Operating Data

        The following table sets forth certain data concerning our franchise for the last five quarters:

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Homes marketable(1)	95,983	96,405	95,514	96,663	96,663
Total customers	34,326	34,787	34,858	35,021	35,103
Digital television subscribers	24,763	24,406	24,152	23,755	23,454
Analog television subscribers	437	483	545	626	698
Broadband internet subscribers	25,982	25,910	25,285	24,482	23,541
Telephony subscribers	29,055	29,097	29,012	28,991	29,117
Penetration (homes marketable)(2)	35.8%	36.1%	36.5%	36.2%	36.3%
Average monthly churn(3)	1.6%	1.2%	1.5%	1.6%	2.0%

(1)
Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs. Homes marketable represents management's estimate of homes passed by our cable network that are capable of taking our respective products.

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

Condensed Consolidated Statement of Cash Flows

        In the six months ended June 30, 2008, we generated $0.7 million from our operating activities compared with $1.6 million in the six months ended June 30, 2007, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties, partially offset by an improved operating result.

Liquidity and Capital Resources

        We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of June 30, 2008, we had consolidated current liabilities of $62.6 million due to Virgin Media group companies compared with $66.0 million as of December 31, 2007 and $71.5 million as of June 30, 2007.

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

        Virgin Media had £6,023.5 million of debt outstanding as of June 30, 2008, compared to £5,958.5 million as of December 31, 2007 and £6,093.2 million as of June 30, 2007, and £426.8 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007 and £277.1 million as of June 30, 2007. All amounts shown are in U.K. pounds sterling. The decrease in debt since June 30, 2007 was primarily attributable to a voluntary prepayment of £200 million in December 2007 utilizing cash reserves, partially offset by exchange rate movements on our debt denominated in currencies other than the pound sterling together with a greater use of finance leases. The increase in debt since the year end is primarily the result of changes in foreign exchange rates together with a greater use of finance leases.

        On April 16, 2008, Virgin Media issued $1.0 billion of 6.5% convertible senior notes and used the net proceeds and cash on hand to repay £504.0 million of its obligations under its senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012.

        Virgin Media's business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization. The level of Virgin Media's capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network, offer new services and integrate its billing systems and customer databases. Virgin Media expects that its cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for its cash requirements through the next twelve months. However, Virgin Media's cash requirements after the next twelve months may exceed these sources of cash. For instance, debt amortization repayments under its senior credit facility increase significantly in 2010. Virgin Media believes that it will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing its existing facility, possible asset sales, or other means. Virgin Media may not be able to obtain financing, or sell assets at all, or on favorable terms, or it may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

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

        For further information concerning Virgin Media's liquidity and capital resources and the terms of its various debt facilities, see its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended, and its Quarterly Report on Form 10-Q for the three months ended June 30, 2008 as filed with the SEC on August 7, 2008.

Off-Balance Sheet Transactions

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerhips, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        There have been no material changes in the six months ended June 30, 2008 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

        The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $14,000 for the six months ended June 30, 2008.

        We have no debt other than amounts due to affiliates. As of June 30, 2008 and 2007, we had approximately $62.6 million and $71.5 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media's borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $284,000 for the six months ended June 30, 2008.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in the six months ended June 30, 2008 in the risk factors discussed under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended June 30, 2008.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

3.1	Certificate of Limited Partnership dated December 31, 1991 (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
3.2	Amendment to the Certificate of Limited Partnership dated January 31, 1995 (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
4.1	Limited Partnership Agreement dated December 31, 1991 (Incorporated by reference to the Registrant's Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on May 6, 1993, File No. 33-48400).
4.2	Amendment No. 1 to Limited Partnership Agreement dated October 20, 1992 (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, File No. 000-19889).
31.1**	Certification of Person Performing Function Similar to the Functions of Principal Executive Officer,* pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Person Performing Function Similar to the Functions of Principal Financial Officer,* pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Persons Performing Function Similar to the Functions of Principal Executive Officer and Principal Financial Officer, respectively,* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.

**
Filed herewith.

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

Date: August 8, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT MACKENZIE Robert Mackenzie Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: August 8, 2008

By:	/s/ ROBERT GALE Robert Gale Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: August 8, 2008

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