Form 10-Q
period 2008-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2008-11-12
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in charter)

Colorado	84-1145140
(State of organization)	(I.R.S. employer identification no.)

Media House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England	011 44 1256 752000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The number of limited partnership units of the registrant outstanding as of November 10, 2008 was 56,935.

Introductory Note

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

•                    the extent to which Virgin Media’s future cash flow will be sufficient to cover its fixed charges; and

•                    general economic conditions.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC, on March 27, 2008. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

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

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on September 30, 2008 was $1.7804 per £1.00.

	U.S. Dollars per £1.00
Nine months ended September 30,	Period End	Average (1)	High	Low
2007	$2.0389	$1.9965	$2.0626	$1.9235
2008	1.7804	1.9440	2.0311	1.7497

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

Unless we otherwise indicate, all U.S. dollar amounts as of September 30, 2008 are translated to U.S. dollars at an exchange rate of $1.7804 to £1.00, all amounts disclosed for the nine months ended September 30, 2008 are based on an average exchange rate of $1.9469 to £1.00, and all amounts disclosed for the nine months ended September 30, 2007 are based on an average exchange rate of $1.9876 to £1.00. All amounts disclosed as of December 31, 2007 are based on an exchange rate of $1.9843 to £1.00. U.S. dollar amounts for the three months ended September 30, 2008 and 2007 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2008 and 2007 from the U.S. dollar converted financial result for the nine months ended September 30, 2008 and 2007, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation among the exchange rates for 2008 and 2007 has affected the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(see note)
Assets
Fixed assets, net	$51,415,191	$61,517,485
Total assets	51,415,191	61,517,485

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$54,540,593	$66,040,564
Total liabilities	54,540,593	66,040,564

Minority interest
Minority interest	361,048	—

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(518,574)	(529,556)
	(517,574)	(528,556)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2008 and December 31, 2007)	48,817,997	48,817,997
Accumulated deficit	(51,057,780)	(52,145,026)
	(2,239,783)	(3,327,029)

Partners’ Capital (Deficit)	(2,757,357)	(3,855,585)

Accumulated other comprehensive loss	(729,093)	(667,494)
Total Partners’ deficit	(3,486,450)	(4,523,079)

Total Liabilities and Partners’ Deficit	$51,415,191	$61,517,485

Note: The balance sheet at December 31, 2007 has been derived from audited financial statements at that date.

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$8,504,333	$9,505,134	$26,565,038	$29,445,255

Costs and expenses
Cost of goods sold (exclusive of depreciation shown separately below)	(2,021,240)	(2,213,040)	(6,474,021)	(7,297,833)
Selling, general and administrative expenses	(20,227)	(17,808)	(64,451)	(72,199)
Management fees and allocated overhead from the General Partner	(3,315,639)	(3,910,244)	(10,220,728)	(12,905,093)
Restructuring and other (charges) income	(78)	202,849	(25,767)	58,003
Depreciation	(1,567,503)	(1,769,141)	(5,008,711)	(5,319,248)
Operating income	1,579,646	1,797,750	4,771,360	3,908,885
Other expenses
Interest payable to General Partner and affiliates	(1,161,084)	(1,417,387)	(3,528,189)	(4,043,295)
Exchange gains (losses)	257,531	(38,830)	249,870	(95,425)
Profit (loss) before minority interest	676,093	341,533	1,493,041	(229,835)
Minority interest expense	(167,656)	—	(394,813)	—
Net profit (loss)	$508,437	$341,533	$1,098,228	$(229,835)
Allocation of net profit (loss)
General Partner	$5,084	$3,415	$10,982	$(2,299)
Limited Partner	503,353	338,118	1,087,246	(227,536)
Net profit (loss)	$508,437	$341,533	$1,098,228	$(229,835)

Net profit (loss) allocated to limited partners per limited partnership unit	$8.84	$5.94	$19.10	$(4.00)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A LIMITED PARTNERSHIP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities
Net profit (loss)	$1,098,228	$(229,835)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Minority interest expense	394,813	—
Depreciation	5,008,711	5,319,248
Loss on disposal of fixed assets	—	19,765
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(5,659,197)	(2,584,013)
Net cash provided by operating activities	842,555	2,525,165

Cash flows from investing activities
Purchase of fixed assets	(842,555)	(2,525,165)
Net cash used in investing activities	(842,555)	(2,525,165)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

Note 2. Comprehensive Profit (Loss)

Comprehensive profit (loss) includes net profit (loss) as well as other comprehensive profit (loss). Our other comprehensive profit (loss) consists of changes in cumulative foreign currency translation adjustments. Comprehensive profit (loss) comprises:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)
Net profit (loss)	$508,437	$341,533	$1,098,228	$(229,835)
Foreign currency translation adjustments	(66,702)	(12,151)	(61,599)	(49,762)
Comprehensive profit (loss)	$441,735	$329,382	$1,036,629	$(279,597)

The prior year comparative amounts for the three months ended September 30, 2007 in the above table have been restated to reflect a mathematical error in the previously reported note. This restatement has no impact on the previously issued balance sheet, statement of operations or statement of cash flows for all periods presented.

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

Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.7 million residential on-net cable customers as at September 30, 2008.

Note 4. Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended September 30, 2008 and 2007 were $425,217 and $475,257, respectively. Consulting fees paid or payable by NTL South Herts for the nine months ended September 30, 2008 and 2007 were $1,328,252 and $1,472,263, respectively. These amounts were expensed in the statement of operations for each period.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation which include, but are not limited to, rent, supplies, telephone, travel, and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended September 30, 2008 and 2007, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,890,422 and $3,434,987, respectively. During the nine months ended September 30, 2008 and 2007, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $8,892,476 and $11,432,830, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A LIMITED PARTNERSHIP)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Transactions with the General Partner and Affiliated Entities (Continued)

deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended September 30, 2008 and 2007, aggregated interest, bank fees and finance charges of $1,117,873 and $1,370,044, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $43,211 and $47,343, respectively, was charged by an affiliate of the General Partner. For the nine months ended September 30, 2008 and 2007, aggregated interest, bank fees and finance charges of $3,392,287 and $3,912,149, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $135,902 and $131,146, respectively, was charged by an affiliate of the General Partner.

Our General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and they are also entitled to recover the portion of bank fees and deferred financing costs relating to Virgin Media’s long term debt allocable to the Partnership or NTL South Herts. They have elected to recover these amounts commencing in the fourth quarter of 2005.

Note 5. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of FAS 160 on our consolidated financial position and results of operations.

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

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our residential customers to use multiple services like “double-play” telephone and broadband, “double-play” telephone and television or “triple-play” telephone, television and broadband.

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

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include general macroeconomic factors, currency movements, integration and restructuring activities, customer churn, average revenue per user, competition, capital expenditures and seasonality.

General Macroeconomic Factors. General macroeconomic factors in the U.K. may have an impact on our business. For example, as consumers generally have less discretionary spending to purchase goods and services during an economic slowdown, consumers may be less willing to subscribe to additional products or upgrade their existing services.

Currency Movements. Because substantially all of our revenue and operating costs are earned and paid in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Integration and Restructuring Activities. Virgin Media will be completing the final stages of the integration of its cable billing platforms during 2008. During the fourth quarter, Virgin Media also intends to commence the implementation of a restructuring plan aimed at driving further improvements in its operational performance and eliminating inefficiencies. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which Virgin Media expects to treat as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, it expects that 2008 and 2009 costs will exceed 2009 savings. Virgin Media and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

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

Competition. Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT, and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB and by BBC and ITV through Freesat, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. and BT. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

Consolidated Results of Operations

Three Months Ended September 30, 2008 and 2007

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended September 30, 2008 and 2007:

	Three months ended			Three months ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Revenue	$8,504,333	$9,505,134	(10.5)	£4,499,664	£4,695,670	(4.2)
Cost of goods sold	(2,021,240)	(2,213,040)	(8.7)	(1,070,610)	(1,091,354)	(1.9)
Selling, general and administrative expenses	(20,227)	(17,808)	13.6	(10,711)	(8,724)	22.8
Management fees and allocated overhead	(3,315,639)	(3,910,244)	(15.2)	(1,753,320)	(1,928,279)	(9.1)
Restructuring and other (charges) income	(78)	202,849	(100.0)	(227)	102,686	(100.2)
Depreciation	(1,567,503)	(1,769,141)	(11.4)	(830,188)	(874,681)	(5.1)
Operating income	1,579,646	1,797,750	(12.1)	834,608	895,318	(6.8)
Interest expense	(1,161,084)	(1,417,387)	(18.1)	(613,614)	(701,718)	(12.6)
Exchange gains (losses)	257,531	(38,830)	(763.2)	132,221	(19,290)	(785.4)
Profit before minority interest	676,093	341,533	98.0	353,215	174,310	102.6
Minority interest	(167,656)	—	—	(87,769)	—	—
Net profit	$508,437	$341,533	48.9	£265,446	£174,310	52.3

Revenue

For the three months ended September 30, 2008, revenue decreased by 10.5% to $8.5 million from $9.5 million for the three months ended September 30, 2007, and revenue expressed in pounds sterling decreased by 4.2% to £4.5 million for the three months ended September 30, 2008, from £4.7 million for the three months ended September 30, 2007. The decrease was primarily driven by lower customer numbers, declining telephony usage and greater price discounting due to increased competition.

Expenses

Cost of goods sold

For the three months ended September 30, 2008, cost of goods sold decreased by 8.7% to $2.0 million from $2.2 million for the three months ended September 30, 2007, and cost of goods sold expressed in pounds sterling decreased by 1.9% to £1.1 million for the three months ended September 30, 2008 from £1.1 million for the three months ended September 30, 2007. The reduction in cost of goods sold was primarily a reflection of reduced revenue.

On November 4, 2008, Virgin Media reached an agreement with BSkyB for the return of its basic channels to Virgin Media’s platform for a license fee of £30.0 million per annum, plus a capped performance-based adjustment (allowing for maximum additional payments of up to £6.0 million and £8.0 million in years one and two, respectively, and up to £7.9 million in the final seven months of the term). The new carriage agreement expires in June 2011. We will pay our pro rata share of Virgin Media’s costs under the agreement.

Selling, general and administrative expenses

For the three months ended September 30, 2008, selling, general and administrative expenses increased to $20,227, or £10,711, from $17,808, or £8,724, for the three months ended September 30, 2007. The increase is due to marginally higher investor relation costs and tax fees.

Management fees and allocated overhead

For the three months ended September 30, 2008, management fees and allocated overhead decreased by 15.2% to $3.3 million from $3.9 million for the three months ended September 30, 2007, and management fees and allocated overhead expressed in pounds sterling decreased by 9.1% to £1.8 million for the three months ended September 30, 2008 from £1.9 million for the three months ended September 30, 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the quarter benefited from a reduction in Virgin Media’s cable network operating expenses.

Restructuring and other (charges) income

For the three months ended September 30, 2008, restructuring and other charges were $78 compared to other income of $202,849 for the same period in 2007, and restructuring and other charges expressed in pounds sterling were £227 compared to other income of £102,686 for the same period in 2007. Restructuring and other charges for the three months ended September 30, 2008 and restructuring and other income for the three months ended September 30, 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media and related primarily to lease exit costs and employee termination costs in connection with restructuring programs initiated in respect of historical acquisitions. Restructuring and other charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation

For the three months ended September 30, 2008, depreciation expense decreased to $1.6 million from $1.8 million for the same period in 2007. Depreciation expense expressed in pounds sterling decreased to £0.8 million from £0.9 million for the same period in 2007. The decrease is primarily as a result of fixed assets becoming fully depreciated.

Interest expense

For the three months ended September 30, 2008, interest expense decreased to $1.2 million from $1.4 million for the three months ended September 30, 2007, and interest expense expressed in pounds sterling decreased to £0.6 million for the three months ended September 30, 2008 from £0.7 million for the three months ended September 30, 2007. This decrease was primarily due to the lower overheads and bank fees and deferred financing costs allocated to us by a subsidiary of Virgin Media for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, together with lower interest rates and capital expenditure.

We paid no cash interest for the three months ended September 30, 2008 and 2007.

Exchange gains (losses)

For the three months ended September 30, 2008, foreign currency exchange gains were $257,531 as compared with losses of $38,830 for the three months ended September 30, 2007. The change in foreign currency exchange gains (losses) is primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately ten percent against the pound from December 31, 2007 to September 30, 2008. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

During the three months ended September 30, 2008, we recognized a minority interest charge of $167,656, which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the three months ended September 30, 2007, NTL South Herts’ liabilities exceeded its assets and therefore no minority interest was recognized.

Net profit

For the three months ended September 30, 2008, net profit was $508,437 as compared with $341,533 for the three months ended September 30, 2007, primarily due to the reasons described above.

Nine Months Ended September 30, 2008 and 2007

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the nine months ended September 30, 2008 and 2007:

	Nine months ended			Nine months ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Revenue	$26,565,038	$29,445,255	(9.8)	£13,644,788	£14,814,477	(7.9)
Cost of goods sold	(6,474,021)	(7,297,833)	(11.3)	(3,325,297)	(3,671,681)	(9.4)
Selling, general and administrative expenses	(64,451)	(72,199)	(10.7)	(33,104)	(36,325)	(8.9)
Management fees and allocated overhead	(10,220,728)	(12,905,093)	(20.8)	(5,249,745)	(6,492,802)	(19.1)
Restructuring and other (charges) income	(25,767)	58,003	(144.4)	(13,235)	29,182	(145.4)
Depreciation	(5,008,711)	(5,319,248)	(5.8)	(2,572,660)	(2,676,217)	(3.9)
Operating income	4,771,360	3,908,885	22.1	2,450,747	1,966,634	24.6
Interest expense	(3,528,189)	(4,043,295)	(12.7)	(1,812,209)	(2,034,260)	(10.9)
Exchange gains (losses)	249,870	(95,425)	(361.8)	128,342	(48,010)	(367.3)
Profit (loss) before minority interest	1,493,041	(229,835)	749.6	766,880	(115,636)	763.2
Minority interest	(394,813)	—	—	(202,791)	—	—
Net profit (loss)	$1,098,228	$(229,835)	577.8	£564,089	£(115,636)	587.8

Revenue

For the nine months ended September 30, 2008, revenue decreased by 9.8% to $26.6 million from £29.4 million for the nine months ended September 30, 2007, and revenue expressed in pounds sterling decreased by 7.9% to £13.6 million from £14.8 million in respect of the same periods in 2008 and 2007, respectively. The decrease was primarily driven by lower customer numbers, declining telephony usage and higher price discounting due to increased competition.

Expenses

Cost of goods sold

For the nine months ended September 30, 2008, cost of goods sold decreased by 11.3% to $6.5 million from $7.3 million for the nine months ended September 30, 2007, and cost of goods sold expressed in pounds sterling decreased by 9.4% to £3.3 million for the nine months ended September 30, 2008 from £3.7 million for the nine months ended September 30, 2007. The reduction in cost of goods sold was primarily a reflection of reduced revenue. Cost of goods sold as a percentage of revenue decreased to 24.4% from 24.8% for the nine months ended September 30, 2008 and 2007, respectively, due to a change in the mix of services provided with an increase in higher-margin broadband customers.

Selling, general and administrative expenses

For the nine months ended September 30, 2008, selling, general and administrative expenses decreased to $64,451, or £33,104, from $72,199, or £36,325, in the nine months ended September 30, 2007. This decrease is primarily attributable to the lower cost of investor relations’ services.

Management fees and allocated overhead

For the nine months ended September 30, 2008, management fees and allocated overhead decreased by 20.8% to $10.2 million from $12.9 million for the nine months ended September 30, 2007, and management fees and allocated overhead expressed in pounds sterling decreased by 19.1% to £5.2 million for the nine months ended September 30, 2008 from £6.5 million for the nine months ended September 30, 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Management fees and allocated overhead in the nine months ended September 30, 2008 benefited from the reduction in Virgin Media’s overall cost base. This was primarily due to the non-recurrence of marketing expenses incurred during the nine months ended September 30, 2007 in relation to the rebrand to Virgin Media, together with lower employee related costs following the integration of the legacy NTL and Telewest businesses.

Restructuring and other (charges) income

For the nine months ended September 30, 2008, restructuring and other charges were $25,767 compared to other income of $58,003 for the same period in 2007, and restructuring and other charges expressed in pounds sterling were £13,235 compared to other income of £29,182 for the same period. Restructuring and other charges for the nine months ended September 30, 2008 and other income in the nine months ended September 30, 2007 included restructuring costs allocated to us by a subsidiary of Virgin Media and related primarily to lease exit costs and employee termination costs in connection with restructuring programs initiated in respect of its historical acquisitions. Other charges allocated to us by a subsidiary of Virgin Media are made on the basis of an allocation formula appropriate to each category of charge based on a reasonable methodology given the facts and circumstances.

Depreciation

For the nine months ended September 30, 2008, depreciation expense decreased to $5.0 million from $5.3 million for the same period in 2007. Depreciation expense expressed in pounds sterling decreased to £2.6 million for the nine months ended September 30, 2008 from £2.7 million for the nine months ended September 30, 2007. The decrease is primarily as a result of fixed assets becoming fully depreciated.

Interest expense

For the nine months ended September 30, 2008, interest expense decreased to $3.5 million from $4.0 million for the nine months ended September 30, 2007, and interest expense expressed in pounds sterling decreased to £1.8 million for the nine months ended September 30, 2008 from £2.0 million for the nine months ended September 30, 2007. This decrease was primarily due to the lower overheads and bank fees and deferred financing costs allocated to us by a subsidiary of Virgin Media for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007, together with lower capital expenditure.

We paid no cash interest for the nine months ended September 30, 2008 and 2007.

Exchange gains (losses)

For the nine months ended September 30, 2008, foreign currency exchange gains were $249,870 as compared with losses of $95,425 for the nine months ended September 30, 2007. The change in foreign currency exchange gains (losses) is primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately ten percent against the pound from December 31, 2007 to September 30, 2008. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

During the nine months ended September 30, 2008, we recognized a minority interest charge of $394,813, which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the nine months ended September 30, 2007, NTL South Herts’ liabilities exceeded its assets and therefore no minority interest was recognized.

Net profit (loss)

For the nine months ended September 30, 2008, net profit was $1,098,228 as compared with a net loss of $229,835 for the nine months ended September 30, 2007, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
Homes marketable (1)	96,197	95,983	96,405	95,514	96,663
Total customers	33,742	34,326	34,787	34,858	35,021
Digital television subscribers	25,057	24,763	24,406	24,152	23,755
Analog television subscribers	350	437	483	545	626
Broadband internet subscribers	26,026	25,982	25,910	25,285	24,482
Telephony subscribers	29,082	29,055	29,097	29,012	28,991
Penetration (homes marketable) (2)	35.1%	35.8%	36.1%	36.5%	36.2%
Average monthly churn (3)	1.8%	1.6%	1.2%	1.5%	1.6%

(1)                                  Homes marketable represents management’s estimate of the number of homes within our service area that can potentially be served by our network with minimal connection costs.

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

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2008, we generated $0.8 million from our operating activities compared with $2.5 million in the nine months ended September 30, 2007, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties, partially offset by an improved operating result.

Liquidity and Capital Resources

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of September 30, 2008, we had consolidated current liabilities of $54.5 million due to Virgin Media group companies compared with $66.0 million as of December 31, 2007 and $71.3 million as of September 30, 2007.

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

Virgin Media had £6,198.3 million of debt outstanding as of September 30, 2008, compared to £5,958.5 million as of December 31, 2007 and £6,099.8 million as of September 30, 2007, and £521.4 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007 and £364.0 million as of September 30, 2007. All amounts shown are in U.K. pounds sterling. The increase in Virgin Media’s debt since September 30, 2007 was primarily attributable to exchange rate movements on its debt denominated in currencies other than the pound sterling together with a greater use of finance leases, offset by a voluntary prepayment of £200.0 million in December 2007 utilizing cash reserves. The increase in debt since December 31, 2007 was primarily attributable to exchange rate movements on Virgin Media’s debt denominated in currencies other than the pound sterling together with a greater use of finance leases.

On April 16, 2008, Virgin Media issued $1.0 billion of 6.5% convertible senior notes and used the net proceeds and cash on hand to repay £504.0 million of its obligations under its senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012.

On November 10, 2008, Virgin Media amended its senior credit facility to, among other things, (i) subject to the prepayment condition described below, defer the remaining principal payments due to consenting lenders under the A tranches to June 2012, and (ii) effective immediately, suspend the right of consenting lenders under the B tranches to receive a pro rata share of prepayments. Lenders who individually consented to the new provisions governing the new A tranches and revolving facility will enjoy a margin increase of 1.375% compared to the margins on the existing A tranches and revolving facility, with effect from the satisfaction of the repayment condition, and the lenders who individually consented to the new provisions governing the new B tranches enjoy a margin increase of 1.50% compared to the margins on the existing B tranches, effective immediately. The amendments are described in more detail under “Liquidity and Capital Resources – Long Term Debt’’ in Virgin Media’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 as filed with the SEC on November 10, 2008.

The changes to the repayment schedule under the new A tranches will only become effective after Virgin Media has made certain principal prepayments under the senior credit facility totaling £487.0 million. Virgin Media has until May 10, 2009, subject to a further three-month extension option, to satisfy this prepayment condition. Virgin Media anticipates using cash generated from operations and cash on its balance sheet, which may be supplemented by proceeds from debt offerings or other sources, to meet this prepayment condition. Although Virgin Media had £521.4 million of cash on its balance sheet as at September 30, 2008, if Virgin Media does not generate additional cash from operations or raise cash through other means, it may not be able to satisfy this prepayment condition. If Virgin Media fails to meet the prepayment condition, the current debt amortization schedule under its senior credit facility will remain unchanged, with substantial repayments due in 2010 and 2011. Even if Virgin Media does satisfy the prepayment condition, significant amortization payments remain due in 2010 and 2011.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization. The levels of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network, offer new services and integrate its billing systems and customer databases. Virgin Media expects that its cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for its cash requirements through the next twelve months. However, Virgin Media’s cash requirements after the next twelve months may exceed these sources of cash. Virgin Media believes it will need to address its amortization obligations, whether in their pre-amendment form or as deferred to 2012 pursuant to the amendments, through means other then reliance on cash flow from operations, such as refinancing its existing facility, raising additional debt or equity, possible asset sales, or other means. Virgin Media may not be able to obtain financing, or sell assets, at all or on favorable terms, or it may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended, and its Quarterly Report on Form 10-Q for the three months ended September 30, 2008, as filed with the SEC on November 10, 2008.

Off-Balance Sheet Transactions

As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

There have been no material changes in the nine months ended September 30, 2008 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $7,000 for the nine months ended September 30, 2008.

We have no debt other than amounts due to affiliates. As of September 30, 2008 and 2007, we had approximately $54.5 million and $71.3 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $437,000 for the nine months ended September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

 (a)  Disclosure Controls and Procedures. Our management, with the participation of the principal executive officer and principal financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Virgin Media’s principal executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including Virgin Media’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the nine months ended September 30, 2008 in the risk factors discussed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 27, 2008; except for the following risk factor:

Virgin Media may be unable to implement its restructuring plan successfully and realize the anticipated benefits, and this could negatively affect Virgin Media’s and our financial performance.

During the fourth quarter, Virgin Media intends to commence the implementation of a restructuring plan aimed at driving further improvements in its operational performance and eliminating inefficiencies in order to create a fully integrated, customer focused organization that is capable of competing effectively for the long term. The restructuring process could cause an interruption of, or loss of, momentum in the activities of one or more of Virgin Media’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of Virgin Media’s ongoing businesses or inconsistencies in its standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect its ability to maintain relationships with customers, suppliers, employees and others with whom it has business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses. Additional unanticipated costs may also be incurred. Although Virgin Media expects that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2008.

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

Date: November 12, 2008

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

Date: November 12, 2008

By:	/s/ ROBERT GALE

Robert Gale
Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: November 12, 2008

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.