Form 10-K
period 2008-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2009-03-16
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2008, based on a price per limited partnership interest of $89.59 which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter of 2008, was $5,100,807.

As of March 10, 2009, there were 56,935 limited partnership interests of the registrant outstanding.  There is no established public market for the registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

FOR THE YEAR ENDED DECEMBER 31, 2008

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

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K.  As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results.  Virgin Media Inc., or Virgin Media, indirectly holds the remaining 33.3% of the shares of NTL South Herts.  We are reliant on the support of Virgin Media, the indirect parent company of NTL Fawnspring Limited, our General Partner, to continue our operations as a going concern.

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

On July 4, 2006, NTL Incorporated acquired Virgin Mobile Holdings (UK) plc through a U.K. Scheme of Arrangement and also entered into a license agreement with Virgin Enterprises Limited under which it is licensed to use certain Virgin trademarks within the U.K. and the Republic of Ireland.  In February 2007, NTL Incorporated rebranded its consumer and a large part of its content businesses to “Virgin Media”.  It also changed the name of its corporate parent from NTL Incorporated to Virgin Media Inc., or Virgin Media, and changed the name of certain of its subsidiaries, including NTL Group Limited to Virgin Media Limited and NTL Holdings Inc. to Virgin Media Holdings Inc.

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

•   Virgin Media’s ability to implement its restructuring plan successfully and realize the anticipated benefits;

•   the general deterioration in economic conditions;

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

•   currency and interest rate fluctuations;

•   Virgin Media’s ability to fund debt service obligations through operating cash flow and refinance its debt obligations;

•   Virgin Media’s ability to obtain additional financing in the future;

•   Virgin Media’s ability to comply with restrictive covenants in its indebtedness agreements; and

•   the extent to which Virgin Media’s future cash flow will be sufficient to cover its fixed charges.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in this annual report on Form 10-K.  We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of Virgin Media and its relationship to us as of December 31, 2008.  The chart does not show Virgin Media’s operating or other intermediate companies.

*                          NTL Fawnspring Limited is an indirect wholly owned subsidiary of Virgin Media and is our General Partner.

**                   NTL (South Hertfordshire) Limited is a subsidiary owned 66.7% by us and 33.3% by Virgin Media.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on March 10, 2009 was $1.3840 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

2005	$1.7188	$1.8147	$1.9292	$1.7138
2006	1.9586	1.8582	1.9794	1.7256
2007	1.9843	2.0073	2.1104	1.9235
2008	1.4619	1.8424	2.0311	1.4395
2009 (through March 10, 2009)	1.3840	1.4176	1.5254	1.3658

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

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2008 are translated to U.S. dollars at an exchange rate of $1.4619 to £1.00, and all amounts disclosed for the year ended December 31, 2008 are based on an average exchange rate of $1.8523 to £1.00.  All amounts disclosed as of December 31, 2007 are based on an exchange rate of $1.9843 to £1.00, and all amounts disclosed for the year ended December 31, 2007 are based on an average exchange rate of $2.0017 to £1.00.  All amounts disclosed for the year ended December 31, 2006 are based on an average exchange rate of $1.8429 to £1.00.  U.S. dollar amounts for any individual period are determined by multiplying the pound sterling financial results for the period from January 1 to the end of the current period by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial results for the period from January 1 to the end of the previous period of that fiscal year as computed above.  The variation among the exchange rates for 2008, 2007 and 2006 has affected the U.S. dollar comparisons significantly.

PART I

Item 1.    Business

About South Hertfordshire United Kingdom Fund, Ltd.

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

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and broadband internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results.  Virgin Media indirectly holds the remaining 33.3% of the shares of NTL South Herts.  We are reliant on the support of Virgin Media, the ultimate parent company of the General Partner, to continue our operations as a going concern.

We, as well as Virgin Media, file annual, quarterly, and current reports with the Securities and Exchange Commission, or SEC.  You may read and copy any materials we or Virgin Media file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You may also access electronically the information we file with the SEC via its website, located at www.sec.gov.  Virgin Media is incorporated in the State of Delaware, United States.  Its principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440.

About NTL South Herts

Franchise Area

The area covered by our cable system, which we refer to as the franchise area, comprises the administrative areas in South Hertfordshire: Three Rivers, Watford and Hertsmere.  The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London.  South Hertfordshire has benefited from the completion in 1986 of the M25 London Motorway, which makes commuting from the franchise area to other areas in or near London more convenient.  The M1 motorway link exists to give London-bound commuters direct access from Watford to the London highway system.  The M1 link is half a mile from our headend.  There are approximately 96,000 homes in the franchise area, all of which are passed by our cable television/telephone network.  Construction in the franchise area is complete.

Operations

Construction of a cable television-only network in the franchise area commenced in early 1991 and integrated cable television/telephone network architecture was developed for this franchise in late 1991.  Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch.  In January 2000, we commenced the rollout of digital cable television services within the franchise area and in 2001 we commenced broadband internet access services.  As of December 31, 2008, NTL South Herts serviced 25,809 digital television subscribers, 29,232 residential telephony subscribers and 26,355 broadband internet subscribers, representing a total of 33,495 residential customers with a penetration level of 34.8% of the homes in the franchise area.

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

Virgin Media’s Business

Virgin Media is incorporated in the State of Delaware, United States.  Its principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440.  Its U.K. headquarters are located outside of London, England in Hook, Hampshire.  Virgin Media’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available free of charge on its website at www.virginmedia.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  The investor relations section of its website can be accessed under the heading “About Virgin Media—Investors Information”.  The information on its website is not incorporated by reference into this annual report.

Virgin Media is a leading U.K. entertainment and communications business providing a “quad-play” offering of broadband, television, mobile telephone and fixed line telephone services.  As of December 31, 2008, Virgin Media was the U.K.’s largest residential broadband provider and mobile virtual network operator, and second largest provider of pay television and fixed line telephone services by number of customers.  Through ntl:Telewest Business, which also operates under the Virgin Media group, it provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.  Through Virgin Media Television, or Virgin Media TV, it also provides a broad range of programming through its wholly owned channels, such as Virgin1, Living and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

Virgin Media presently manages its business through three reportable segments:

•              Cable:  its Cable segment includes the distribution of television programming over its cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on its cable network and, to a lesser extent, off its network;

•              Mobile:  its Mobile segment includes the provision of mobile telephone and data services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

•              Content:  its Content segment includes the operations of its U.K. television channels, such as Virgin1, Living, Bravo, and sit-up’s portfolio of retail television channels.  Although not included in its Content segment revenue, its Content segment management team also oversees its interest in the UKTV television channels through its joint ventures with BBC Worldwide.

NTL South Herts operates entirely within Virgin Media’s Cable segment.  As such, further discussion on Virgin Media’s business within this document is limited to its Cable segment only.

 In November 2008, Virgin Media announced a restructuring plan aimed at creating a fully-integrated, customer-focused organization. Pursuant to its restructuring plan, Virgin Media is implementing a new operating model for its organization, aimed at delivering significant improvements in customer focus, product delivery and management, and providing clearly defined divisions to streamline its decision-making processes.  Virgin Media’s strategic objectives for 2009 include continuing to exploit the capabilities of its cable network to lead in next generation broadband and on-demand television.

Cable Segment

In Virgin Media’s Cable segment, it provides its services to residential consumers and business customers.

Consumer

Virgin Media provides broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Its services are distributed principally via its wholly owned, cabled, local access communications network and are available to an addressable market of approximately 12.6 million homes.  The network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland.  In addition, Virgin Media provides broadband and telephone services to residential customers outside of its cable network via access to other telecommunications networks.  This “off-net” offering was rebranded in November 2008 as “Virgin Media National”.

Within each of its consumer cable product ranges, Virgin Media offers its customers a choice of several packages and tariffs which are labeled as Medium (M), Large (L), Extra Large (XL) and Extra Extra Large (XXL).  Virgin Media’s packaging and pricing are designed to encourage its customers to purchase multiple services across its product range and Virgin Media offers discounts to customers taking two or more products from its portfolio.  The types and number of services that each customer uses and the prices

Virgin Media charges for these services drive its revenue. For example, broadband internet is more profitable than its television services and, on average, its “triple-play” customers are more profitable than “double-play” or “single-play” customers. As of December 31, 2008, 84% of Virgin Media’s customers on its network, referred to as “on-net”, received multiple Virgin Media services and approximately 56% of its on-net customers were “triple play”, receiving broadband internet, television and fixed line telephone services from Virgin Media.   Virgin Media believes that its customer retention rate improved in 2008 as a result of more of its customers subscribing to multiple services from Virgin Media.  Virgin Media also believes that the increased use of certain of its services, such as video-on-demand, and improvements in its customer service, fault management and other operational enhancements also contributed to an improvement in its customer retention rate.  Virgin Media’s average monthly on-net cable customer churn, the measure of the number of customers who stop subscribing to its cable services, improved to 1.2% for the three months ended December 31, 2008, from an average monthly churn of 1.4% for the same period in 2007.

Virgin Media’s Network Advantage

Virgin Media believes that its deep fiber local access communications network provides it with several competitive advantages in its addressable markets, including:

•                    Virgin Media, uniquely in the U.K., has optical fiber already deployed to street cabinets.  From there, its twin cable, consisting of both high capacity coaxial cable and twisted copper-pair elements, provides it with the flexibility to deliver broadband services over either or both coaxial or copper cables.  Currently, it provides its broadband internet services over coaxial cable.  Virgin Media generally has optical fiber closer to a customer’s home than BT Group plc, or BT, or its other competitors who use BT’s access network, which Virgin Media believes allows it to provide a superior broadband experience to its customers.  BT’s access infrastructure is copper pair technology over which broadband speeds can significantly diminish in relation to the distance from the local exchange.

•                    It provides real two-way interactivity with residential customers who are connected to the network, which enables Virgin Media to offer video-on-demand services through the set-top box.

•                    It enables Virgin Media to provide true “triple-play” bundled services of broadband, television and fixed line telephone services to residential customers in its franchise areas without relying on another service provider or network.

In contrast:

•                    Direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line from another service provider or other cable facility.

•                    Currently, other communication service providers have only a limited capacity to provide video using DSL technology over BT’s existing copper access network. Future capacity improvements would be dependent on BT’s ability to successfully implement significant upgrades to its access network, requiring substantial capital investment.

Broadband Internet

Virgin Media delivers high-speed broadband internet services to customers within reach of its access network by direct connection to its cable network.  In 2008, Virgin Media upgraded its 4Mb customers to 10Mb, strengthened the capacity of its 20Mb service and launched a 50Mb service, which it expects to be available to its entire broadband capable network in the summer of 2009.

Virgin Media’s broadband internet offering currently focuses on three tiers of high-speed broadband service at speeds of up to 10Mb for Size L customers, up to 20Mb for Size XL customers and up to 50Mb for Size XXL customers.  Virgin Media customers within each of these tiers also benefit from unlimited usage (subject to its fair usage policy) and advanced personal computer security software.  Virgin Media also offers a broadband service of up to 2Mb for Size M customers, which it plans to upgrade to 10Mb beginning in May 2009.  Virgin Media intends to continue to focus its efforts on increasing its market share by marketing the benefits of its high-speed broadband service to both existing and potential customers.  As of December 31, 2008, Virgin Media provided on-net broadband services to approximately 3.7 million subscribers, including 26,355 customers in the South Hertfordshire franchise area.

Virgin Media also provides broadband internet services, via BT’s local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W, to “off-net” customers not directly connected to its cable broadband network. Various price and feature packages are available including broadband service of up to 16Mb.  As of December 31, 2008, Virgin Media had approximately 252,000 broadband subscribers using this service.

Virgin Media operates a web portal, virginmedia.com, which is regularly in the top ten of most visited sites in the U.K. and in the top 15 by page ranking.  Virgin Media’s website offers a broad range of content, such as music, movies and television programming, including near-live clips of English football highlights.  Virgin Media’s customers can also access their email accounts and customer care information through its website.  The website generates revenue from advertising and search engines.  Virgin Media also uses the website to cross-promote its entire product range.  In 2009, Virgin Media will continue to develop additional entertainment and customer care features for its website, with particular emphasis on online account management and help services.

Cable Television

Virgin Media offers a wide range of digital, or DTV, and analog, or ATV, television services.  As of December 31, 2008, it provided cable television services to approximately 3.6 million residential customers, of which approximately 3.5 million received its DTV service, including 25,809 customers in the South Hertfordshire franchise area, and approximately 152,000 received its ATV service.

Virgin Media’s DTV service includes access to over 150 television channels, advanced interactive features, and a range of premium and pay-per-view services.  Virgin Media’s ATV service packages offer up to 60 television channels, including premium services.  In addition to offering the basic and premium pay TV channels, Virgin Media also offers its DTV customers one of the most comprehensive video-on-demand, or VOD, services in the U.K. called “Virgin TV On Demand”.  See “Virgin TV On Demand” below.

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

Virgin Media also offers “Free TV,” a free-to-air digital television service to certain of its customers on its cable platform.   Its Free TV service provides access to over 40 linear channels and radio services such as Virgin1, Five US, Five, E4 and Yesterday (formerly UKTV History) as well as Setanta Sports News.  In addition, Free TV customers also have access to red button functionality and Virgin TV On Demand.

Virgin TV On Demand

Virgin TV On Demand is a significant enhancement to Virgin Media’s standard DTV service, offering viewer’s choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription fees.  The VOD service provides access to thousands of hours of premium movies, music videos, and TV programs and series on-demand.  It appears within the electronic programming guide, and can be accessed and viewed at any time via the remote control.  The service offers DVD-style features including freeze frame, fast-forward and rewind.  These features provide a customer with control over the content and timing of their television viewing.  This service is available to almost all of Virgin Media’s digital customers.  In 2008, VOD usage by Virgin Media customers increased to 52.9 million average monthly views in the fourth quarter from 36.4 million average monthly views in the first quarter.  Based on management estimates, Virgin Media’s customers who use VOD are less likely to churn.

There are three primary types of content available within Virgin TV On Demand, a portion of which is refreshed on a daily basis.  A selection of content is available free of charge to all of Virgin Media’s DTV customers irrespective of package size.  This is primarily focused within Virgin Media’s ‘catch-up’ TV service which offers a selection of more than 450 hours of top broadcast TV shows for no additional charge.  Additionally, all of Virgin Media’s DTV customers have access to pay-per-transaction content including over 3,000 music videos and 500 current and library movies provided by ‘FilmFlex’. Pay-per-transaction movies and music are available for 24 hours after purchase and may be viewed multiple times during that period for a single fixed charge.  Finally, DTV customers who subscribe to Virgin Media’s XL Virgin TV package have additional access to a subscription VOD, or SVOD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription.  Customers on Virgin Media’s other TV packages can also receive the SVOD package on payment of a monthly subscription charge.  In total, Virgin Media has over 4,600 hours of on-demand content.

In June 2008, Virgin Media became the first TV platform in the U.K. to offer BBC iPlayer as part of its on-demand service.  BBC iPlayer enables viewers to catch-up on over 350 hours of BBC programs at no additional cost to customers.  During the fourth quarter of 2008, there were on average 15.7 million views per month of BBC programs via BBC iPlayer over Virgin Media’s TV platform, representing approximately one-third of all BBC iPlayer views.  In February 2009, Virgin Media added up to 40 hours of catch-up TV per week and up to 500 hours of new content to its VOD offering from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K.  Virgin Media also expects to introduce enhancements both to its library and its customer interface during the course of 2009.

Digital Video Recorders and High Definition Television

Virgin Media also offers one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option or an up-front payment as part of its top bundle.  The Virgin Media DVR box, which is called the “V+ Box”, is available to Virgin Media’s entire DTV customer base.  The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast television), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third.  V+ Box customers with an HD compatible television can also access Virgin Media’s HD on demand content.  Digital video recorders are also known as personal video recorders, or PVRs, in the U.K.  As of December 31, 2008, Virgin Media had 521,500 V+ Box customers, representing 15% of its digital subscribers.  Based on management estimates, Virgin Media’s customers who use the V+ Box are less likely to churn.

As part of its content strategy, Virgin Media constantly evaluates the merits of new channels and programs which could enhance its diverse range of programming.  With increasing consumer interest in HD content, Virgin Media is actively pursuing rights to HD programs for its leading VOD service.

Fixed Line Telephone

Virgin Media provides local, national and international telephone services to its residential customers who are within reach of its access network by direct connection to its network.  Virgin Media enhances its basic telephone service by offering additional services, such as call waiting, call barring (which allows customers to block certain incoming or outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing.  Virgin Media also provides national and international directory enquiry services.

In addition to a core line rental fee, Virgin Media offers Size M, L and XL variants of its fixed line telephone service as alternatives to straight usage-based billing.  These packages include “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental.  As of December 31, 2008, Virgin Media provided on-net telephone services to approximately 4.1 million residential customers, including 29,232 customers in the South Hertfordshire franchise area.

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

While the wider organization was rebranded to Virgin Media in 2007, ntl:Telewest Business has retained its legacy brand.  Being a business predicated upon customer relationships, a strong service proposition and sector specific expertise, Virgin Media believes that significant brand equity has been created in the market over the past 16 years by each of the legacy businesses.

ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications.  Its product strategy is focused on delivering managed services, national Ethernet and internet protocol virtual private networks, or IP VPN, products.

Sales and Marketing

Virgin Media uses a variety of sales channels to sell its broadband, television, and fixed line telephone services to consumers, including telesales, customer care centers, online and retail channels. In September 2008, Virgin Media also began offering its products through an outsourced telesales partner located in the Philippines.  As of December 31, 2008, Virgin Media’s retail channels included 23 of its own Virgin Media branded stores, which offer a complete range of its consumer products.  Virgin Media intends to significantly expand its portfolio of owned stores in 2009, with the opening of additional Virgin Media branded stores and the introduction of Virgin Media branded shopping center kiosks.

These sales channels are supported by direct marketing initiatives and national and regional television and press advertising.  Virgin Media uses its residential customer database to identify the profiles of its customers in order to design offers to match their needs.  Virgin Media’s offers encourage customers to purchase new services, upgrade their existing services and cross-sell products across its portfolio.  Virgin Media’s marketing balances acquisition marketing, or prospects, and customer marketing to ensure it optimizes growth from new and existing customers.

Customer Service

Service calls for Virgin Media’s consumer cable customers are handled through a combination of in-house call centers and outsource partners.  As of December 31, 2008, Virgin Media’s in-house consumer cable call centers located in the U.K. employed approximately 2,600 call center staff. Virgin Media also had additional outsourced consumer cable call centers both in the U.K. and in India.

Virgin Media’s Network

Virgin Media’s deep fiber access network has enabled it to take a leading position in the roll-out of next generation broadband access technologies in the U.K.  During 2008, Virgin Media further invested in its cable network with the deployment of the next generation of wideband cable broadband technology, which significantly increased both upstream and downstream transmissions speeds, enabling its network to accommodate speeds of up to 200Mb per second.  This technology enables Virgin Media to offer high-speed broadband services of 50Mb and higher and provides a platform for incremental upgrades in line with consumer demand.  Virgin Media’s investment in the next generation broadband access technologies is the latest in a series of significant infrastructure investments to support its position at the forefront of communication and entertainment services in the U.K.  In 2009, Virgin Media expects to complete the roll-out of wideband cable broadband technology, allowing 50Mb service to be made available to over 96% of its network.

Virgin Media’s cable network in the U.K. currently passes approximately 12.6 million homes in its regional service areas as well as passing a significant number of businesses in these areas.  The network utilizes a combination of optical fiber and coaxial cable, and has an overall length of approximately 202,000 kilometers.  This includes over 192,000 kilometers which are owned and operated by Virgin Media and approximately 10,000 kilometers of optical fiber and coaxial cable routes which are leased from other network owners.  Over 156 switches direct telephone traffic around the core and local networks.  In addition, Virgin Media has more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 140 radio sites.

Virgin Media’s deep fiber access network delivers broadband, fixed line telephony and both digital and analog television services to its customers’ homes.  The connection into each home from the fiber access networks comprised of two components combined into a single “siamese” drop cable.  First, to provide television services and high-speed broadband internet access, Virgin Media makes use of a high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on demand TV services as well as high-speed broadband services.  Second, Virgin Media uses short length twisted copper-pair to economically connect fixed line telephony services to its fiber access network via primary multiplexers.  Virgin Media’s relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest VDSL2 copper broadband technologies enabling speeds of up to 50Mb per second downstream and up to 10Mb per second upstream.  This capability provides it with a structural advantage over traditional all copper local distribution networks, which are typically 3,250 meters in length, and are only capable of supporting the previous generation of ADSL and ADSL2+ broadband technologies which are both slower and much less capable in the upstream.

As a result of the extensive use of fiber in its access networks, Virgin Media is also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via its core networks.

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

Nationally, approximately 95% of the homes passed by Virgin Media’s cable network can receive all of its broadband, digital television and fixed line telephone services.  Virgin Media cannot however currently provide all three of the main services on some older parts of the network.

Information Technology

The operation and support of Virgin Media’s information technology systems are performed by a mix of outsourced and internally managed services.  These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure.  In 2008, Virgin Media completed its program of integrating its customer care and billing systems in order to improve operational efficiency.  A further 0.5 million customer records were migrated during the year onto Virgin Media’s principal customer care and billing system.  As a result of this program and other IT consolidation activities, Virgin Media continues to decommission a number of diverse software applications and hardware platforms in order to reduce its dependency on high cost external support and management services.

Competition

Consumer

Virgin Media believes that it has a competitive advantage in the U.K. residential market because it offers a wide range of communications services, including high-speed broadband internet, television and fixed line telephone services using its advanced network, while many of its competitors must rely on BT’s network to provide their services.  Virgin Media offers most of its products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services.  Virgin Media offers broadband internet and telephone services nationally and currently offers television services in its service areas only.  Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than Virgin Media.

Key recent developments amongst its primary competitors have included:

•                  BT Group plc.  During 2008, BT announced plans to roll out fiber-based broadband over the next three years to as many as 10 million homes, subject to the existence of favorable regulatory conditions.  Following Ofcom’s recent announcement regarding the regulatory framework to apply to next generation access, it is likely that this £1.5 billion program will be rolled out, allowing BT to deliver broadband services using a mixture of fiber-to-the-premise or fiber-to-the-cabinet technology with speeds of up to 40 Mb and 100 Mb, respectively.  BT also continued to expand its library of on-demand programming through a number of agreements with content partners for its internet protocol, or IP, pay television service, BT Vision.

•                  British Sky Broadcasting Group plc.  BSkyB, a long-time competitor in the pay television market, markets aggressively discounted triple-play bundles (broadband, television and fixed line telephone).  BSkyB also has a limited video-on-demand service branded Sky Anytime for their customers with compatible PVRs.  During 2008, BSkyB launched Sky Player TV, an online only subscription TV service offering live streamed TV and video-on-demand.

•                  Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand.  During 2008, Carphone Warehouse continued to pursue an aggressive pricing policy for its TalkTalk fixed telephone line and broadband bundle by standardizing the package and offering “Boost” packages (including higher download speed and additional voice calls), which are each available at a fixed incremental cost per month.  Using its separate AOL brand, Carphone Warehouse continued to offer a broadband package including a free laptop and launched a fixed line telephone service.

•                  Tiscali S.p.A.  Tiscali offers fixed line telephone, broadband and IP-based television services.  During 2008, Tiscali continued its aggressive bundled pricing strategy.

•                  Orange.  Orange offers a triple play of mobile phone, fixed line phone and broadband services.  During 2008, Orange launched a mobile broadband package, as both a stand alone service and bundled with its fixed line broadband service.

•                  O2.  O2 launched a fixed line broadband service in late 2007, followed by a mobile broadband service in 2008.

Broadband Internet

Virgin Media’s largest competitor in internet services is BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service.  As of April 1, 2009, the prices charged by BT to other internet service providers, or ISPs, may be increased by an amount yet to be determined by the U.K. Office of Communications, or Ofcom.

An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT’s network.  LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment.  By the end of 2008, both Carphone Warehouse and BSkyB had rolled out significant LLU networks (with approximately 80% and 70% coverage, respectively, in the U.K.).  Other operators such as Orange and Tiscali were also deploying LLU to some degree.

In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max, and mobile broadband may subject Virgin Media to increased competition over time in the provision of broadband services.

Cable Television

Virgin Media competes primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market.  BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both Virgin Media’s principal competitor in the pay television market, and an important supplier of premium television content to Virgin Media.

Residential customers may also receive digital terrestrial television, or DTT.  Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set.  The free-to-air DTT service in the U.K. is branded Freeview.  This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels.  Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner.  During 2007, according to Ofcom, Freeview became the U.K.’s most popular digital television service.  Other developments included the launch of a new range of Freeview enabled digital television recorders under the brand “Freeview+”.  In 2008, the BBC launched an initiative aimed at increasing distribution of their iPlayer content over different digital platforms, including Freeview.  This initiative, known as Project Canvas, involves the development of uniform standards for the delivery of content over broadband via a new type of set-top box.  Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled television set-top boxes.  If implemented, the availability of a standardized broadband enabled television platform may result in increased competition for pay television broadcasters.

Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV.  Top Up TV is a pay television service offering selected programs from over twenty pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV digital video recorder.

In May 2008, BBC and ITV launched its joint venture Freesat, a free-to-air digital satellite alternative to Freeview DTT service.  Freesat offers approximately 80 subscription-free channels, including select high definition channels such as BBC HD and ITV HD.  Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of digital television recorders under the brand “Freesat+”.

Residential customers may also access digital television content by means of internet protocol television, or IPTV.  BT Vision, a combined DTT television service and a video-on-demand service offered over a DSL broadband connection, is available nationally and Tiscali has continued to expand its service coverage beyond parts of the London metropolitan area.  BSkyB also offers a video-on-demand service over a broadband connection, Sky Player TV, which provides live streamed TV and video-on-demand on a subscription basis.

There is also a growing demand for full-length video content via broadband connections to the personal computer.  Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers.  Current business models tend to be on a pay-per-transaction basis.  While this represents a potential disintermediation threat to pay television platforms, Virgin Media believes that the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel in the medium term.

Telecommunications is a constantly evolving industry and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with Virgin Media’s DTV and video-on-demand services.  These include DSL services mentioned above and third generation, or 3G, mobile telephony.  Virgin Media expects that there will continue to be many advances in communications technology and in content.  These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how Virgin Media’s operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission by 2012.  Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL.  However, when ATV transmission is terminated, the DTT signal and network may be strengthened.  This will enable DTT to be made available to additional customers’ homes that cannot currently receive a signal.  It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

Fixed Line Telephone

Virgin Media competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the former state-owned incumbent.  Virgin Media also competes with other telecommunications companies that provide telephone services, either directly through LLU or indirectly, including Carphone Warehouse under the brand name TalkTalk, BSkyB, Tiscali, Orange and Tesco.

Virgin Media also competes with mobile telephone networks that may threaten the competitive position of its networks by providing a substitute to fixed line telephone services.  Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services.

There is also competition from companies offering voice over internet protocol, or VoIP, services using the customer’s existing broadband connection.  These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange.  These services generally offer free calls between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or on a pence per minute rate.

Business

The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation.  The market is comprised of traditional network operators such as BT and C&W, virtual network operators such as Vanco plc, or Vanco, and systems integrators like Affiniti, a trading name of Kingston Communications (Hull) Plc.  While BT represents the main competitive threat nationally due to its network reach and product portfolio, the acquisition of THUS Group plc by C&W in 2008 has further strengthened C&W’s position in the market.  Other providers compete within specific product and geographic segments with Affiniti and COLT Telecom Group plc, or COLT Telecom, for example, having network advantages within certain regions.

Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W targeting the largest national and multi-national corporations.  Virgin Media continues to focus on small, medium and large nationally-oriented businesses and public sector organizations where leveraging its network asset can provide an economic advantage.

System integrators, or SIs, are also becoming an increasing competitive threat, as IT integration, management and outsourcing begins to form an element of many larger organizations’ requirements.  ntl:Telewest Business seeks to address this as an opportunity to drive sales of access network, the underlying infrastructure for integrated IT systems, and has established a SI channel within the Service Provider sales team.

Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price.  In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions to Virgin Media’s target customers.

Government Regulation

Regulation in the European Union

The European Parliament and Commission regulate Virgin Media’s principal business activities through directives and various other regulatory instruments which are transposed into the U.K. through national legislation.

In particular, in February 2002, the European Commission adopted a package of new directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the European Union, or EU.  This new framework consisted of four directives, namely:

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

During 2006, the European Commission commenced a review of these directives (the Regulatory Framework Review). This review led to the publication of a number of draft amending directives in November 2007. The amendments to the directives are currently being discussed between the European Parliament, the European Commission and the European Council as the parties seek to reach a compromise position.  The final form of the directives and the timing for their adoption is therefore currently unclear.

Regulation in the U.K.

Virgin Media is subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.  The Communications Act 2003 established a regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector.

Under the Communications Act 2003, communications providers, such as Virgin Media, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under “Cable TV Regulation”) in order to own or operate TV channels or to provide certain facilities such as electronic program guides on the cable TV platform or to hold radio frequency spectrum.  Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement.  Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services.

The General Conditions of Entitlement and Significant Market Power Conditions

Full details of the General Conditions of Entitlement are available on Ofcom’s website at www.ofcom.org.uk.  Some of the requirements under the General Conditions of Entitlement include:

•                    a requirement to negotiate interconnection arrangements with other network providers;

•                    a requirement to ensure that any end-user can access the emergency services and that accurate customer location data is made available to the emergency services;

•                    a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where Virgin Media acquires a customer from another network provider;

•                    a requirement to comply with a number of high-level obligations designed to address consumer harm associated with broadband migrations;

•                    a requirement to ensure that any end-user can access a directory enquiry service;

•               a requirement to publish up-to-date price and tariff information; and

•               a requirement to provide itemized billing on request from any customer.

In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services that have significant market power, or SMP, in identified markets.  In regulatory terms, SMP equates to the competition law concept of dominance.  The EU regulatory framework adopted in 2002 required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review.  This resulted in BT being found to have SMP in a substantial number of markets and, as a result, being made subject to further regulatory requirements in both wholesale and retail markets.  Virgin Media, like all fixed line operators, has SMP in the market for termination on its own fixed network.  Ofcom is about to undertake a review of the fixed narrowband wholesale and retail markets in 2009 but at this stage it is too early to predict the outcome.

Next Generation Access

In March 2009, Ofcom released its statement on the regulatory framework to apply to next generation access, or NGA, networks.  As expected, Ofcom indicated that next generation access will be dealt with through the framework of significant market power in relevant markets.  Ofcom expressed a strong preference for active remedies at this stage, although it acknowledged that passive remedies may have more of a role in future.  In terms of the pricing of either active or passive access, Ofcom indicated that pricing needs to reflect the risk and uncertainty associated with investments in NGA.

Cable TV Regulation

Although Virgin Media is no longer required to hold individual licenses to provide electronic communications networks and services, it is still required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which it owns or operates and for the provision of certain other services (e.g., electronic program guides) on its cable TV platform.

Virgin Media therefore holds a number of Television Licensable Content Service Licenses, or TLCS licenses, under the Broadcasting Act 1990 for the operation of television channels and for the provision of its electronic program guide.

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

In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including Virgin Media) allow access to their platforms for third party TV channels and content providers.  This review has not yet progressed beyond its initial stages.  It is not possible, therefore, to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, will become more heavily regulated as a result.

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

Following this submission, Ofcom announced in March 2007 that it would be carrying out a study of the U.K. pay TV market to determine whether the market was functioning effectively.  Virgin Media made a further, more detailed, joint submission to Ofcom with BT, Setanta and Top Up in July 2007.  Ofcom published its first consultation document in December 2007 outlining its initial assessment of the pay TV market.  This was followed by a second consultation in September 2008 whereby Ofcom proposes to address concerns about competition in the pay TV market by imposing a regulated wholesale must-offer obligation on BSkyB in relation to specific premium sport and movie channels, including the HD versions of those channels.  Virgin Media submitted detailed responses to both of Ofcom’s consultations.  Ofcom’s next formal stage will be to publish a further document based on the responses it received to the second consultation.  This is unlikely to be a final decision but should be determinative on the majority of the issues. The exact timing of this is unclear at this stage, but Virgin Media expects it to be by August 2009.

Ofcom is also consulting on a proposal by BSkyB to replace its three free-to-air channels on Freeview with a bundled offering of five pay TV services, referred to as Picnic, including the Sky Sports 1 and Sky Movies.  Ofcom is running the consultation process in conjunction with the Pay TV Market Investigation and therefore the exact timing of any further consultations is unclear at this stage.

Digital Britain Report

In January 2009, the U.K. government published a preliminary report (the Interim Digital Britain Report) which is aimed at providing “an ambitious and clear strategic vision from Government and a new and stronger sense of co-operation between Government, regulators and industry” to secure the U.K.’s place at the forefront of the digital economy.  The preliminary report outlines the government’s plans to identify any market failures that may impede a full roll-out of digital infrastructure in the U.K., its commitment to act, where necessary, to ensure the timely delivery of high-speed networks across the U.K. and to consider whether any further measures are necessary to ensure universal access to broadband services.  Following the publication of the Interim Digital Britain Report, the government will work closely with industry participants and regulators through a number of working groups and meetings to consider specific proposals, with a view to publishing a final report in summer of 2009.  At this stage, Virgin Media is unable to assess the impact that the final report may have on its business.

Corporate Responsibility

Virgin Media is committed to demonstrating corporate responsibility, or CR, across all of its business activities.  Virgin Media has implemented a CR governance structure to deliver more effective scrutiny and management of the issues most likely to impact its reputation as a responsible business.  During 2008, Virgin Media deployed a risk management process to identify and better understand CR issues related to its business.  Virgin Media’s CR Committee, chaired by its chief executive officer and comprised of members of its senior management, convenes quarterly and advises on the most effective means of managing the CR risk and opportunity that emerge from this process.  Virgin Media also appointed CR Champions across each of its divisions to provide the CR Committee with operational insight into area-specific challenges.

Virgin Media’s approach to managing CR was communicated to a wide range of stakeholders with the publication of its first CR Report in June 2008.  The CR Report addressed its view of its responsibilities to its customers and employees, its commitment to support charities and communities, its commitment to improve its environmental performance and outlined a clear set of objectives for further improvement of its CR performance.

Seasonality

Some revenue streams are subject to seasonal factors.  For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months.  Virgin Media’s customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between school years.

Research and Development

Virgin Media’s research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

Virgin Media does not have any material patents or copyrights nor does it believe that patents play a material role in its business.  Virgin Media owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the exclusive right to use the “Virgin” name and logo in connection with its corporate activities and in connection with the activities of its consumer and a large part of its content businesses under license from Virgin Enterprises Limited.  This license is for a 30-year term and exclusive to Virgin Media within the U.K. and Ireland.  The license entitles Virgin Media to use the “Virgin” name for the television, broadband internet, telephone and mobile phone services it provides to its residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems.  For Virgin Media’s content operations, it is entitled to use the “Virgin Media Television” name for the creation, distribution and management of its wholly owned television channels, and to use the “Virgin” name for its television channel, Virgin1.  Virgin Media’s license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where it pays an annual royalty of 0.5% of revenues received with respect to Virgin1, subject to a minimum of £100,000.  As part of the agreement, Virgin Media has the right to adopt, and has adopted, a company name for its parent, Virgin Media Inc., over which, together with the name “Virgin Media”, it retains worldwide exclusivity.

Employees

As the management of our business is performed by Virgin Media, we do not have any employees on our payroll.  As of December 31, 2008, Virgin Media had 14,609 employees, of whom 13,380 were permanent and 1,229 were temporary or contract.  Approximately 1,200 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU.  These agreements are terminable by either the Union or Virgin Media with three months written notice.  Except for these arrangements, no other employees are covered by collective bargaining agreements.  Virgin Media believes that its relationship with the CWU, BECTU and its employees is generally good.

Virgin Media’s strategy is to become an employer of choice within its U.K. marketplace and to ensure it deploys and retains a highly productive workforce.  Virgin Media has implemented a number of initiatives to promote a well trained, motivated and engaged workforce.  It provides quality induction and job training, together with ongoing skills development, to all of its employees. Virgin Media also continues to invest in the development of its mid- to senior- level management team.  In addition, in 2008 it implemented a consistent performance management process across the organization, which sets clear annual objectives (related to both business and personal development), established incentive-based awards and continued the ongoing refurbishment and improvement of the working environment.  Virgin Media also has a number of other ongoing engagement initiatives, including employee satisfaction surveys and action plans, a recognition scheme, brand/culture training, and local charity and community activities.

Item 1A.  Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below.  Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

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

In addition, there are limitations on the transferability of interests in the partnership, including a condition that our General Partner consents to any transfer.  A limited partner may therefore be unable to liquidate an investment whenever the limited partner decides and may be required to bear the risk of the investment for an indefinite period of time.

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

We have incurred losses in the past and may not be profitable in the future

In 2008, we made a net profit of $1,855,296, however we have incurred substantial aggregate net losses since our inception.  We may not continue to make a net profit in the future and may never be profitable on an aggregate basis.  Additionally, failure to achieve profitability could adversely affect our ability to make required payments or obtain additional required funds which would make it impossible for us to continue to operate our business.

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

The after-tax economic benefit of an investment in the limited partnership interests depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

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

The level of competition is intense in each of the markets in which Virgin Media competes, and Virgin Media expects competition to increase.  In particular, Virgin Media competes with BT, BSkyB, Carphone Warehouse (Talk Talk), Freeview, Freesat, O2, Orange, T-Mobile, Tiscali, Vodafone and 3 UK, each of whom has significant operational scale, resources and national distribution capacity.  Virgin Media also competes with numerous internet service providers and indirect telephone access operators that offer fixed line telephone and broadband internet services over BT’s network.  Virgin Media will face increasing competition from mobile telephone network providers and new market entrants, including those providing mobile broadband, VoIP and IPTV services.  The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the “triple-play” of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services.

Virgin Media’s broadband service faces increased competition from BT, BSkyB, Carphone Warehouse (TalkTalk), O2, Orange, Tiscali and others.  Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds.

In the digital television market, Virgin Media competes primarily with BSkyB in providing digital pay television services.  Competition increased as a result of the launch of Freeview, which provides over 40 digital terrestrial television channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box or digital television recorder.  Top Up TV subsequently launched a pay television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box.  In May 2008, Freesat launched HD channels, on a free-to-air basis to consumers who have purchased a Freesat digital receiver or digital television recorder.  BT has also launched a personal computer download service of video-on-demand home entertainment content over a broadband connection called BT Vision.  BSkyB, Tiscali and others offer a similar service.

Virgin Media’s fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as O2, Orange, T-Mobile, Vodafone and 3 UK.

Virgin Media’s business services also face a wide range of competitors, including BT, C&W and COLT Telecom, and a number of regional service providers.  The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

In order to compete, Virgin Media has had to reduce the prices it charges for its services or increase the value of its services without being able to recoup associated costs.  Reduced prices or increased costs have had a negative impact on Virgin Media’s margins and profitability and could continue to do so in the future.  In addition, some of Virgin Media’s competitors offer services that it is unable to offer.  If Virgin Media is unable to compete successfully, even following price reductions or value enhancements, Virgin Media may not be able to attract new customers, or retain existing customers.

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

•                  the potential loss of customers due to their required migration from Virgin Media’s analog television, or ATV, services to its more expensive DTV services when it stops transmitting its ATV signal; and

•                  the general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for Virgin Media’s services.

An increase in customer churn can lead to slower customer growth, and a reduction in revenue.

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

•                  install and maintain cable and equipment; and

•                  finance maintenance and upgrades.

Virgin Media’s covenants in its senior credit facility effectively restrict its use of cash.  If these covenants affect its ability to replace network assets at the end of their useful lives or if there is any reduction in Virgin Media’s ability to perform necessary maintenance on network assets, its networks may have an increased failure rate, which is likely to lead to increased customer churn.

Virgin Media may be unable to implement its operational restructuring plan successfully and realize the anticipated benefits, and this could negatively affect its financial performance.

During the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in its operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. The restructuring process could cause an interruption of, or loss of, momentum in the activities of one or more of Virgin Media’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of our ongoing businesses or inconsistencies in Virgin Media’s standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect Virgin Media’s ability to maintain relationships with customers, suppliers, employees and others with whom it has business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred.  Although Virgin Media expects that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

Virgin Media may be adversely affected by a general deterioration in economic conditions, including the recent downturn in the financial markets.

Virgin Media’s ability to grow or maintain its business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit and insurance markets, declines in global and domestic stock markets and other factors adversely affecting the global and domestic economy.    In addition, unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer and business demand for Virgin Media’s products, as consumers may delay purchasing decisions or reduce or reallocate their discretionary funds.  Virgin Media is also exposed to risks associated with the potential financial instability of its customers, suppliers, distributors and other third parties, many of whom may be adversely affected by the general economic downturn.  Suppliers may also be more cautious in supplying goods to Virgin Media and may request additional credit enhancements or more restrictive payment terms. While the impact of an economic slowdown on Virgin Media’s business is difficult to predict, it could result in a decline in revenue and a decrease in its cash flows.

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

•                  the license agreement has a 30-year term, and Virgin Media is obligated to pay a termination payment if the license is terminated early under certain circumstances; and

•                  Virgin Media is required to meet certain customer service level requirements.

These service level requirements, which are grouped into three key categories, include: (i) Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance; (ii) Technical Service Levels which measure certain technical requirements that affect Virgin Media’s customers’ experience, such as service availability and service response times; and (iii) Aspirational Service Levels, which are levels of service that Virgin Media and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction.

A failure by Virgin Media to meet its obligations under the license agreement could lead to a termination of the license. If Virgin Media loses the right to use the Virgin brand, it would need to rebrand those areas of its business that have been rebranded, which could result in increased expenditures and increased customer churn.

A failure in Virgin Media’s critical systems could significantly disrupt its operations, which could reduce its customer base and result in lost revenues.

Virgin Media’s business is dependent on many complex critical systems that support all of the various aspects of its cable network operations.  Virgin Media’s systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, gas build-up, war or other catastrophes or any other threat to business continuity.  Moreover, Virgin Media’s servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.  Unanticipated problems affecting its systems could cause failures in its information technology systems, including systems that are critical for timely and accurate customer billing, or its customer service centers or interrupt the transmission of signals over its cable network.  Virgin Media does not currently have a formal company-wide disaster recovery plan, however, it is in the process of creating plans for key areas of risk in its business.  Sustained or repeated system failures that interrupt Virgin Media’s ability to provide service to its customers, prevent it from billing and collecting revenue due to it, or otherwise meet its business obligations in a timely manner, would adversely affect its reputation and result in a loss of customers and revenue.

Virgin Media also maintains sensitive customer data on its systems and is subject to increasingly stringent regulation relating to privacy and information security.  Any data breach or loss could result in significant costs, fines and reputational harm.

Virgin Media’s inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially have a material adverse affect the number of customers or reduce margins.

For the provision of television programs and channels distributed via its cable network, Virgin Media enters into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on-demand television.  Virgin Media has historically obtained a significant amount of its premium programming and some of its basic programming and pay-per-view sporting events from BSkyB, one of Virgin Media’s main competitors in the television services business.  BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. Virgin Media buys BSkyB wholesale premium content on the basis of BSkyB’s rate card terms and pricing, which can be changed on 45 days’ notice by BSkyB, and not under a long term supply contract.

In addition to providing programming to Virgin Media, BSkyB competes with Virgin Media by offering its programming directly to its digital satellite customers.  As a result of BSkyB’s ownership of this content, it is able to charge Virgin Media a price for its content that makes it challenging for Virgin Media to compete with BSkyB’s own retail pricing and still maintain a profit margin on the sale of that premium programming.  BSkyB also offers content, such as HD, some sports programming and interactive content, exclusively to its digital satellite customers and not to Virgin Media.

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

Virgin Media relies on the integrity of its technology to ensure that its services are provided only to identifiable paying customers.  The number of devices available in the U.K. which facilitate theft of its television and broadband service has increased.  Unauthorized access to Virgin Media’s network results in a loss of revenue, and failure to respond to security breaches could raise concerns under its agreements with content providers.  Virgin Media continues to work on controlling unauthorized access to its networks.

The sectors in which Virgin Media competes are subject to rapid and significant changes in technology, and the effect of technological changes on its businesses cannot be predicted.

The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology.  Advances in current technologies, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, or future technological breakthroughs, may result in Virgin Media’s core offerings becoming less competitive or render its existing products and services obsolete.  Virgin Media may not be able to develop new products and services at the same rate as its competitors or keep up with trends in the technology market as well as its competitors.  The cost of implementing emerging and future technologies could be significant, and Virgin Media’s ability to fund that implementation may depend on its ability to obtain additional financing.

Virgin Media depends on equipment and service suppliers that may discontinue their products or seek to charge prices that are not competitive, either of which may adversely affect Virgin Media’s business and profitability.

Virgin Media has important relationships with several suppliers of customer equipment, hardware, software and services that it uses to operate its network and systems and transmit its services.  Virgin Media also outsources various customer services.  In many cases, Virgin Media has made substantial investments in the equipment or software of a particular supplier, making it difficult for Virgin Media in the short term to change supply and maintenance relationships in the event that its initial supplier refuses to offer it favorable prices or ceases to produce equipment or provide the support that its network and systems require.  Virgin Media is also exposed to risks associated with the potential financial instability of its suppliers, some of which are being adversely affected by the global economic downturn.  If equipment or service suppliers were to discontinue their product, seek to charge Virgin Media prices that are not competitive, or interrupt their provision of equipment or services to Virgin Media as a result of bankruptcy or otherwise, its business and profitability could be materially adversely affected.

Furthermore, Virgin Media relies upon a number of outside contractors to install its equipment in customers’ homes.  Delays caused by these contractors, or quality issues concerning these contractors, could cause Virgin Media’s customers to become dissatisfied and could produce additional churn or discourage potential new customers.

Virgin Media is subject to currency and interest rate risks.

Virgin Media is subject to currency exchange rate risks because substantially all of its revenues and operating expenses are paid in U.K. pounds sterling, but Virgin Media pays interest and principal obligations with respect to a portion of its indebtedness in U.S. dollars and euros.  To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing its U.S. dollar and euro-denominated debt will be higher.  Changes in the exchange rates result in foreign currency gains or losses.

Virgin Media is also subject to interest rate risks.  Before taking into account the impact of current hedging arrangements, as of December 31, 2008, Virgin Media would have had interest determined on a variable basis on £4,004.4 million, or 67.3%, of its long term debt.  An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £10.1 million per year.

To manage these foreign exchange and interest rate risks, Virgin Media has entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts.  Virgin Media is required by its lenders under its senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two-thirds of the total debt represented by its senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006.  Accordingly, after giving effect to these hedges, an increase in interest rates of 0.25% would increase Virgin Media’s gross interest expense by approximately £2.1 million per year.

Virgin Media also incurs costs in U.S. dollars and euros in the ordinary course of its business, such as TV programming, customer premise equipment and network maintenance services and goods purchased for resale.  Any deterioration in the value of the pound relative to the U.S. dollar or the euro increases the effective cost of purchases made in these currencies as some of these exposures are not hedged.

Regulatory change is an ongoing process in the markets in which Virgin Media provides its services;  changes in U.K. and EU regulations affecting the conduct of its business may have an adverse impact on its ability to set prices, enter new markets or control its costs.

Virgin Media’s principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators.  Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Regulatory changes relating to Virgin Media’s activities and those of its competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect its ability to set prices, enter new markets or control its costs.  In addition, Virgin Media’s business and the industry in which it operates are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.  Any such action could harm its reputation and result in increased costs to the business.

There is no assurance that new products Virgin Media may introduce will achieve full functionality or market acceptance.

Virgin Media’s strategy requires that it rolls-out new products and services, including, for example, the present roll-out of 50Mb broadband.  Virgin Media cannot guarantee that this new service, or any other new products or services that Virgin Media may develop in the future, will perform as expected.  Should these new products and services fail to perform as expected or should they fail to gain market acceptance, Virgin Media’s results of operations may be negatively effected.

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

Virgin Media operates in a number of rapidly changing technologically advanced markets that will continue to challenge its business.  There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector.  Virgin Media believes that the unique combination of skills and experience possessed by its senior management would be difficult to replace, and that the loss of its key personnel could have a material adverse effect on it, including the impairment of its ability to execute its business plan.  Virgin Media’s future success is likely to depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

Certain of Virgin Media’s significant stockholders could have an influence over its business and affairs.

Certain persons or entities are Virgin Media’s significant stockholders.  Based on SEC filings as of February 24, 2009, Fidelity Management & Research Company beneficially owns 14.9% of Virgin Media’s issued and outstanding common stock, the Virgin Group beneficially owns 10.4%, Franklin Mutual Advisers, LLC beneficially owns 9.2%, Wellington Management Company beneficially owns 8.6%, Ameriprise Financial, Inc. beneficially owns 6.9%, Capital World Investors beneficially owns 5.9%, and Goldman Sachs Asset Management, LP beneficially owns 5.2% of Virgin Media’s issued and outstanding common stock.  Each of these significant stockholders could have an influence over the business and affairs of Virgin Media.

On April 3, 2006, Virgin Media entered into a license agreement with Virgin Enterprises Limited which provides for it to use the Virgin name and logo in its consumer and content businesses.  In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to its Nominating Subcommittee to fill a single seat on its board.  Virgin Enterprises Limited nominated Mr. Gordon McCallum, a director of Virgin Enterprises Limited, and he was appointed to Virgin Media’s board on September 11, 2006.  As a result of Mr. McCallum’s relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of Virgin Media’s other stockholders should arise, this director may not be disinterested.

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

Virgin Media’s analog television, digital television, broadband internet and video-on-demand services are transmitted through its core and access networks, which have limited capacity.  Virgin Media has plans in place to add additional capacity to its core and access networks.  Until these plans are implemented, Virgin Media is therefore limited in the number of channels that can be transmitted as part of its digital television service and in its carriage of HD channels.  While the planned conversion of the U.K. DTT platform from analog to digital technology will increase spectrum efficiency, thereby releasing capacity for new services, Virgin Media’s current capacity limitations may affect its ability to carry new channels as they are developed.   As such, Virgin Media’s digital television offering may not be as competitive which could result in an increase in customer churn and a decrease in revenue.

Risks Relating to Virgin Media’s Financial Indebtedness and Structure

Virgin Media continues to face amortization pressures under its senior credit facility notwithstanding the recent amendments to its facility agreement, and Virgin Media may not be able to refinance its debt obligations or may be able to refinance only on terms that will increase its cost of borrowing.

Significant principal payments under Virgin Media’s senior credit facility are due in 2010 and 2011.  Under the recent amendment to Virgin Media’s senior credit facility, a substantial portion of its scheduled repayments due in 2010 and 2011 will be deferred to 2012 if Virgin Media makes certain prepayments totaling £187 million no later than August 10, 2009 (assuming Virgin Media exercises an extension option at a cost of £1.5 million).  Virgin Media anticipates using cash flow from operations and, if required, amounts undrawn on its revolving credit facility to satisfy the prepayment condition.  If Virgin Media were unable to meet the prepayment condition, then Virgin Media would need to secure additional funding such as raising additional debt or equity, refinancing its existing facility, selling assets or using other means to service its amortization obligations.  If Virgin Media satisfies the prepayment condition, amortization payments of £204.3 million and £288.4 million will remain in 2010 and 2011, respectively.  Virgin Media expects to be able to address these payments through cash flow from operations and, if required, amounts then undrawn on its revolving credit facility.  However, if Virgin Media were unable to do so, then Virgin Media would need to secure additional funding.  Virgin Media may not be able to obtain financing or sell assets, at all or on favorable terms, or Virgin Media may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

Assuming the prepayment condition is satisfied, amortization payments of £3,209.7 million will be due in 2012.  Since Virgin Media does not expect to generate sufficient cash flow from operations to make the 2012 payments, Virgin Media expects to address them in advance thereof through a comprehensive refinancing of its senior debt.  Virgin Media’s ability to implement such a refinancing successfully is significantly dependent on material improvements in the debt markets.  Even if the debt markets improve, the size of the amounts outstanding under Virgin Media’s senior credit facility may be too large to be refinanced with senior debt and Virgin Media may need to raise additional capital by doing one or more of the following:

•          raising additional debt other than senior debt, such as high yield debt, on terms that may increase Virgin Media’s cost of borrowing or result in more onerous terms;

•   selling or disposing of some of its assets, possibly on unfavorable terms; or

•   issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders.

Virgin Media cannot be sure that any of, or any combination of, the above actions would be available or sufficient to fund its debt obligations or that it will be able to refinance its debt obligations on favorable terms.

Virgin Media’s current leverage is substantial, which may have an adverse effect on its available cash flow, its ability to obtain additional financing if necessary in the future, its flexibility in reacting to competitive and technological changes and its operations.

Virgin Media had consolidated total long term debt of £6.3 billion as of December 31, 2008.  This high degree of leverage could have important consequences, including the following:

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

Virgin Media continues to incur losses and may not be profitable in the future.

Virgin Media had losses from continuing operations of £913.8 million in 2008, £463.5 million in 2007 and £509.2 million in 2006.  Virgin Media cannot be certain that it will achieve or sustain operating profits.  Failure to achieve profitability could diminish Virgin Media’s ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The covenants under Virgin Media’s debt agreements place certain limitation on how it manages its business.

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

These restrictions could materially adversely affect Virgin Media’s ability to finance future operations or capital needs or to engage in other business activities that may be in its best interests.  Virgin Media may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under its current indebtedness.

Virgin Media is a holding company dependent upon cash flow from subsidiaries to meet its obligations.

Virgin Media and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in its subsidiaries.  Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

The terms of Virgin Media’s senior credit facility and other indebtedness limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances.  Various agreements governing the debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group.  Applicable tax laws may also subject such payments to further taxation.

Applicable law may also limit the amounts that some of Virgin Media’s subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

The inability to transfer cash among entities within their respective consolidated groups may mean that even though the entities, in aggregate, may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

NTL South Herts owns a freehold property at 9 Greycaine Road, Watford for use as offices and to house network equipment.  Other than this, we do not own or lease any properties.

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2008.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

While our limited partnership interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future.  As of March 10, 2009, the approximate number of holders of our limited partnership interests was 5,203.  We have not made any distributions to our limited partners in the past, and have no present intention to do so.

Item 6.     Selected Financial Data

The following table sets forth certain consolidated financial data as at December 31, 2008, 2007, 2006, 2005, and 2004 and for the years then ended.  This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report.  Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$33,914,381	$39,347,302	$38,796,127	$38,740,331	$38,042,360
Operating costs	(14,233,577)	(16,770,839)	(16,989,866)	(16,312,992)	(18,172,336)
Allocated overhead	(11,541,482)	(14,437,572)	(17,080,779)	(15,780,286)	(13,022,301)
Management fees	(1,695,719)	(1,967,365)	(1,939,807)	(1,937,016)	(1,902,118)
Selling, general and administrative expenses	(173,744)	(105,018)	(94,878)	(92,063)	(103,018)
Operating income	6,269,859	6,066,508	2,690,797	4,617,974	4,842,587
Interest expense	(4,391,017)	(5,417,314)	(6,062,897)	(2,957,398)	(2,203,792)
Exchange gains (losses)	642,274	(29,673)	(277,062)	219,959	(143,217)

Profit (loss) before minority interest and cumulative effect of changes in accounting principle	2,521,116	619,521	(3,649,162)	1,880,535	2,495,578
Minority interest income (expense)	(665,820)	—	748,119	(654,656)	(94,898)
Cumulative effect of changes in accounting principle	—	—	(415,878)	—	—
Net profit (loss)	$1,855,296	$619,521	$(3,316,921)	$1,225,879	$2,400,680
Net profit (loss) allocated to limited partners per limited partnership unit	$32.26	$10.77	$(57.68)	$21.32	$41.74
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935	56,935

	As at December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Total assets	$41,405,661	$61,517,485	$66,079,566	$63,195,826	$62,528,387
Accounts payable to affiliates and related parties	43,807,690	66,040,564	71,196,561	64,324,939	65,398,192
Minority interest	525,489	—	—	707,259	99,216
General Partner’s deficit	(510,003)	(528,556)	(534,751)	(501,583)	(513,842)
Limited Partner’s deficit	(1,490,286)	(3,327,029)	(3,940,355)	(656,602)	(1,870,222)

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

Our expenses include certain costs that are charged to us by a subsidiary of Virgin Media for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT systems and equipment. The principal components of Virgin Media’s expenses include payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts.

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue.  The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue.  Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them.  For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers.  Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis.  Factors particularly affecting our business include general macroeconomic factors, currency movements, integration and restructuring activities, customer churn, average revenue per user, competition, capital expenditures and seasonality.

General Macroeconomic Factors.  General macroeconomic factors in the U.K. have an impact on certain areas of our business.  For example, consumers may be less willing or able to purchase our products or upgrade their existing services.  We may also experience increased churn and higher bad debt expense.

Currency Movements.  Because substantially all of our revenue and operating costs are earned and paid in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Integration and Restructuring Activities.  In the fourth quarter of 2008, Virgin Media commenced the implementation of a new restructuring plan.  The restructuring plan is aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization.  While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, it expects that 2009 costs will exceed 2009 savings.  These costs will include employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses.  In total, Virgin Media expects to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million over a three-year period.  Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

Customer Churn.  Customer churn is a measure of the number of customers who stop subscribing to our services.  An increase in our customer churn can lead to increased costs and reduced revenue.  We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our customer churn rate.  Our ability to reduce our customer churn rate beyond a base level is limited by factors like competition, the economy and customers moving outside our network service area, in particular during the summer season.  Managing our customer churn rate is a significant component of our business plan.  Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

ARPU.  Average revenue per user, or ARPU, is a measure Virgin Media uses to evaluate how effectively it is realizing potential revenue from its residential cable customers on its network.  Virgin Media believes that its “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to its existing customer base and generally allows Virgin Media to increase its ARPU by facilitating the sale of multiple services to each customer.

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength.  There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT, and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB and by BBC and ITV through Freesat, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. and BT.  Our business services also face a range of competitors, including BT and Cable & Wireless plc.  Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings.  As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing, improve our product offering and offer discounts to new and existing customers in order to attract and retain customers.

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

Seasonality.  Some revenue streams are subject to seasonal factors.  For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months.  Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between academic years.

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

Foreign Currency Translation

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

Fixed Assets

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

Costs Associated with Construction and Installation Activities

Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as fixed line telephone and broadband internet services, on the basis that Virgin Media markets and maintains a unified fiber network through which we provide all of these services.  Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment.  In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities.  Virgin Media continuously monitors the appropriateness of its and our capitalization policy and updates the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008.  The provisions of FAS 157 relating to certain financial instruments were adopted by us in the first quarter of 2008 effective January 1, 2008, and did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159.  FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any of our financial assets or liabilities at fair value as a result of the implementation of FAS 159.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.  We do not expect FAS 162 to have an effect on our consolidated financial statements at this time.

Results of Operations

Years Ended December 31, 2008 and 2007

We present below summarized consolidated financial information for the years ended December 31, 2008 and 2007:

	Year ended December 31,		%	Year ended December 31,		%
	2008	2007	Change	2008	2007	Change
Revenues	$33,914,381	$39,347,302	(13.8)	£18,309,335	£19,656,943	(6.9)
Operating costs	(14,233,577)	(16,770,839)	(15.1)	(7,684,272)	(8,378,298)	(8.3)
Allocated overhead	(11,541,482)	(14,437,572)	(20.1)	(6,230,892)	(7,212,656)	(13.6)
Management fees	(1,695,719)	(1,967,365)	(13.8)	(915,467)	(982,847)	(6.9)
Selling, general and administrative expenses	(173,744)	(105,018)	65.4	(93,799)	(52,464)	78.8
Operating income	6,269,859	6,066,508	3.4	3,384,905	3,030,678	11.7
Interest expense	(4,391,017)	(5,417,314)	(18.9)	(2,370,576)	(2,706,357)	(12.4)
Exchange gains (losses)	642,274	(29,673)	2,264.5	346,744	(14,824)	2,439.1
Profit before minority interest	2,521,116	619,521	306.9	1,361,073	309,497	339.8
Minority interest	(665,820)	—	—	(359,456)	—	—
Net profit	$1,855,296	$619,521	199.5	£1,001,617	£309,497	223.6

Revenue

For the year ended December 31, 2008, revenue decreased by 13.8% to $33.9 million from $39.3 million in 2007 and revenue expressed in pounds sterling decreased by 6.9% to £18.3 million in 2008 from £19.7 million in 2007. The decrease was primarily driven by lower customer numbers, declining telephony usage and higher price discounting due to increased competition.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the year ended December 31, 2008, operating costs decreased by 15.1% to $14.2 million from $16.8 million in 2007 and operating costs expressed in pounds sterling decreased by 8.3% to £7.7 million in 2008 from £8.4 million in 2007. The reduction in operating costs was primarily a reflection of reduced revenue along with lower depreciation, primarily as a result of fixed assets becoming fully depreciated. Cost of goods sold as a percentage of revenue improved to 24.6% from 24.9% for the year ended December 31, 2008 and 2007, respectively, due to a change in the mix of services provided with an increase in higher margin broadband customers.

Allocated overhead

For the year ended December 31, 2008, allocated overhead decreased by 20.1% to $11.5 million from $14.4 million in 2007. Allocated overhead expressed in pounds sterling decreased by 13.6% to £6.2 million in 2008 from £7.2 million in 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead in the year ended December 31, 2008 benefited from the reduction in Virgin Media’s overall cost base. This was primarily due to the non-recurrence of marketing expenses incurred during the year ended December 31, 2007 in relation to the rebrand to Virgin Media, together with lower employee related costs following the integration of the legacy NTL and Telewest businesses.

Management fees

For the year ended December 31, 2008, management fees decreased by 13.8% to $1.7 million from $2.0 million in 2007. Management fees expressed in pounds sterling decreased by 6.9% to £0.9 million in 2008 from £1.0 million in 2007. Management fees are charged as a percentage of revenue and the decrease is therefore a direct reflection of reduced revenue.

Selling, general and administrative expenses

For the year ended December 31, 2008, selling, general and administrative expenses increased to $173,744 or £93,799 from $105,018 or £52,464 for the year ended December 2007. This increase was primarily attributable to higher audit and tax fees, partially offset by lower investor relations’ service costs.

Interest expense

For the year ended December 31, 2008, interest expense decreased to $4.4 million from $5.4 million in 2007 and interest expense expressed in pounds sterling decreased to £2.4 million in 2008 from £2.7 million in 2007. This decrease was primarily due to the lower overheads and bank fees and deferred financing costs allocated to us by a subsidiary of Virgin Media for the year ended December 31, 2008, as compared with the year ended December 31, 2007, together with lower capital expenditure.

We paid no cash interest for the years ended December 31, 2008 and 2007.

Exchange gains (losses)

For the year ended December 31, 2008, foreign currency exchange gains were $642,274 or £346,744 compared with losses of $29,673 or £14,824 for the year ended December 31, 2007. The change in foreign currency exchange gains (losses) was primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately 26% against the pound from December 31, 2007 to December 31, 2008. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Minority interest

During the year ended December 31, 2008, we recognized a minority interest charge of $665,820 or £359,456 which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the year ended December 31, 2007, NTL South Herts’ liabilities exceeded its assets and therefore no minority interest was recognized.

Net profit

For the year ended December 31, 2008, net profit was $1.9 million or £1.0 million as compared with net profit of $0.6 million or £0.3 million in 2007 due primarily to the reasons described above.

Years Ended December 31, 2007 and 2006

We present below summarized consolidated financial information for the years ended December 31, 2007 and 2006:

	Year ended			Year ended
	December 31,		%	December 31,		%
	2007	2006	Change	2007	2006	Change
Revenues	$39,347,302	$38,796,127	1.4	£19,656,943	£21,051,672	(6.6)
Operating costs	(16,770,839)	(16,989,866)	(1.3)	(8,378,298)	(9,219,093)	(9.1)
Allocated overhead	(14,437,572)	(17,080,779)	(15.5)	(7,212,656)	(9,268,424)	(22.2)
Management fees	(1,967,365)	(1,939,807)	1.4	(982,847)	(1,052,584)	(6.6)
Selling, general and administrative expenses	(105,018)	(94,878)	10.7	(52,464)	(51,483)	1.9
Operating income	6,066,508	2,690,797	125.5	3,030,678	1,460,088	107.6
Interest expense	(5,417,314)	(6,062,897)	(10.6)	(2,706,357)	(3,289,868)	(17.7)
Exchange losses	(29,673)	(277,062)	(89.3)	(14,824)	(150,340)	(90.1)
Profit (loss) before minority interest and cumulative effect of changes in accounting principle	619,521	(3,649,162)	117.0	309,497	(1,980,120)	115.6
Minority interests	—	748,119	—	—	405,947	—
Cumulative effect of changes in accounting principle	—	(415,878)	—	—	(225,665)	—
Net profit (loss)	$619,521	$(3,316,921)	118.7	£309,497	£(1,799,838)	117.2

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

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the year ended December 31, 2007, operating costs decreased by 1.3% to $16.8 million from $17.0 million in 2006 and operating costs expressed in pounds sterling decreased by 9.1% to £8.4 million in 2007 from £9.2 million in 2006. The reduction in operating costs in pounds sterling is primarily a reflection of reduced revenue and improvement in cost of goods sold as a percentage of revenue along with lower depreciation, primarily as a result of fixed assets becoming fully depreciated. Cost of goods sold as a percentage of revenue improved to 24.9% for the year ended December 31, 2007 from 25.8% for 2006 primarily due to the effect of lower pricing and increased discounts partially offset by a change in the mix of services provided with fewer telephony customers and increased, higher margin, broadband customers.

Allocated overhead

For the year ended December 31, 2007, allocated overhead decreased by 15.5% to $14.4 million from $17.1 million in 2006. Allocated overhead expressed in pounds sterling decreased by 22.2% to £7.2 million in 2007 from £9.3 million in 2006. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead in the year ended December 31, 2007 benefited from the reduction in Virgin Media’s overall cost base as a result of the integration of the legacy NTL and Telewest operations and also from a reduction in restructuring and other charges primarily due to a revision in the Virgin Media lease exit provision due to the successful sublease of one of its larger vacant properties.

Management fees

For the year ended December 31, 2007, management fees increased by 1.4% to $2.0 million from $1.9 million in 2006.  Management fees expressed in pounds sterling decreased by 6.6% to £1.0 million in 2007 from £1.1 million in 2006.  Management fees are charged as a percentage of revenue, changes are therefore a direct reflection of movements in revenue.

Selling, general and administrative expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased by 10.7% to $105,018 from $94,878 in 2006 and selling, general and administrative expenses expressed in pounds sterling increased by 1.9% to £52,464 in 2007 from £51,483 in 2006. This increase was primarily attributable to the higher cost of investor relations’ services.

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

Exchange losses

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

Net profit (loss)

For the year ended December 31, 2007, net profit was $0.6 million as compared with a net loss of $3.3 million in 2006 due primarily to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Homes marketable (1)	96,178	95,514
Total customers	33,495	34,858
Digital television subscribers	25,809	24,152
Analog television subscribers	6	545
Broadband internet subscribers	26,355	25,285
Telephony subscribers	29,232	29,012
Penetration (homes marketable) (2)	34.8%	36.5%
Average monthly churn (3)	1.3%	1.5%

(1)	Homes marketable represents management’s estimate of the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)	Penetration measures the total number of customers for our services divided by the number of homes marketable.

(3)

Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn presented is for the fourth quarter of the year and is the average of the three monthly churn calculations within the quarter.

Statement of Cash Flows

Years Ended December 31, 2008 and 2007

For the year ended December 31, 2008, we generated $0.8 million from our operating activities compared with $1.5 million in the year ended December 31, 2007, and used it to purchase fixed assets including equipment for customer installations.  Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties, partially offset by an improved operating result.

Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, we generated $1.5 million from our operating activities compared with $1.4 million in the year ended December 31, 2006, and used it to purchase fixed assets including equipment for customer installations.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations.  As of December 31, 2008, we had consolidated current liabilities of $43.8 million due to Virgin Media group companies compared with $66.0 million as of December 31, 2007.

Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests along with funding from Virgin Media and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System and ongoing operations.

Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests.  It is unlikely that we will be able to sell debt or equity securities in the public markets, at least in the short term, or to obtain financing from commercial banks.  Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future.  We expect that cash from our operations in 2009 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

Virgin Media had £6,308.2 million of debt outstanding as of December 31, 2008, compared to £5,958.5 million as of December 31, 2007, and £181.6 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007.  All amounts shown are in U.K. pounds sterling.  The increase in debt since the previous year is primarily attributable to a £590.0 million unfavorable exchange rate movement on Virgin Media’s debt denominated in currencies other than the pound sterling together with a greater use of finance leases.  This was partially offset by a £300.0 million voluntary prepayment of its senior credit facility in December 2008 from existing cash balances.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditure and interest expense.  The levels of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services.  Virgin Media expects that its cash on hand, together with cash from operations and undrawn on its revolving credit facility, will be sufficient for its cash requirements through December 31, 2009.  However, Virgin Media’s cash requirements after December 31, 2009 may exceed these sources of cash.

Significant principal payments under Virgin Media’s senior credit facility are due in 2010 and 2011.  However, in November 2008, Virgin Media amended the terms of its senior credit facility to defer a significant portion of these payments to 2012, conditioned on its payment of a further £187.0 million under its senior credit facility prior to August 2009.  Virgin Media believes that it should be able to meet this prepayment condition using cash flow from operations and, if required, from amounts undrawn on its revolving credit facility.  Assuming the prepayment condition is satisfied, Virgin Media expects to be able to address the remaining scheduled principal payments in 2010 and 2011 through cash flow from operations.

However, if Virgin Media were unable to meet the prepayment condition or service these obligations through cash flow from operations, then it would need to secure additional funding such as raising additional debt or equity, refinancing its existing facility, selling assets or using other means.  Virgin Media may not be able to obtain financing or sell assets, at all or on favorable terms, or may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.  Once the prepayment condition is satisfied, Virgin Media will have significant principal payments due in 2012 under its senior credit facility that it can address only by a comprehensive refinancing of its senior debt and possibly other debt instruments.  Virgin Media’s ability to implement such a refinancing successfully is significantly dependent on material improvements in the debt markets.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see its annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 26, 2009.

Off -Balance Sheet Arrangements

As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling.  We report in U.S. dollars.  Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate is approximately $5,000 for the year ended December 31, 2008.  The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate was approximately $14,000 for the year ended December 31, 2007.

We have no debt other than amounts due to affiliates.  As of December 31, 2008 and 2007, we had $43.8 million and $66.0 million, respectively, in amounts due to Virgin Media group companies.  Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media.  We are therefore exposed to changes in Virgin Media’s borrowing rate.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $551,000 for the year ended December 31, 2008.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate was approximately $666,000 for the year ended December 31, 2007.

Item 8.                Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors begin on page F-1 of this annual report.  The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$9,366,598	$8,694,107	$8,504,333	$7,349,343
Operating income	1,784,466	1,407,248	1,579,646	1,498,499
Net profit	443,969	145,822	508,437	757,068
Net profit allocated to limited partners per limited partnership unit	$7.72	$2.54	$8.84	$13.16

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$10,103,923	$9,836,198	$9,505,134	$9,902,047
Operating income	1,021,885	1,089,250	1,797,750	2,157,623
Net (loss) profit	(274,453)	(296,915)	341,533	849,356
Net (loss) profit allocated to limited partners per limited partnership unit	$(4.77)	$(5.16)	$5.94	$14.76

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Virgin Media’s chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including Virgin Media’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the South Hertfordshire United Kingdom Fund, Ltd.’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including Virgin Media’s chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework described in ‘‘Internal Control—Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that South Hertfordshire United Kingdom Fund, Ltd’s. internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of South Hertfordshire United Kingdom Fund, Ltd. Management’s report was not subject to attestation by Ernst &Young LLP, our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit South Hertfordshire United Kingdom Fund, Ltd. to provide only management’s report in this annual report.

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

Item 9B.       Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	47	Director and Secretary
Robert Gale	48	Director

Robert Mackenzie

Mr. Mackenzie, age 47, has been the Secretary and Director of our General Partner since May 30, 2000 and is Virgin Media’s U.K. Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and acted as Company Secretary for the newly formed CableTel, subsequently renamed Virgin Media. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 48, became the vice president—controller of Virgin Media on June 17, 2003 and prior to that was the group director of financial control for Virgin Media’s U.K. operations since October 2000. Mr. Gale joined Virgin Media in May 2000 when Virgin Media acquired the cable operations of Cable & Wireless Communications plc, where he had held a number of senior financial positions since 1998. Prior to that, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by Virgin Media, from 1995 to 1997.

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

Item 11.         Executive Compensation

We have no employees; however, various personnel are required to operate our network. Personnel are employed by Virgin Media and its affiliates and, pursuant to the terms of our Partnership Agreement, Virgin Media and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, “Certain Relationships, and Related Transactions, and Director Independence” for a description of the relationship between us and Virgin Media.

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

Item 13.         Certain Relationships, and Related Transactions, and Director Independence

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

An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2008 totaled $1.7 million.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to salaries of any full or part time employees, rent, supplies, telephone, travel and restructuring and other charges. Allocable direct or indirect expenses paid or payable by us for the year ended December 31, 2008 totaled $11.5 million.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. For the year ended December 31, 2008, aggregated interest, bank fees and finance charges of $4.2 million relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $0.2 million was charged by an affiliate of the General Partner at a rate equal to the General Partner’s or certain affiliates effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

As we do not have a board of directors or audit committee, we rely on Virgin Media’s Audit Committee for approval of those related transactions entered into with related parties in which we would be a participant, other than the transactions contemplated by our Partnership Agreement.

For the description of transactions between Virgin Media and related parties, please see Item 13 in Virgin Media’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Item 14.         Principal Accountant Fees and Services

Ernst & Young LLP, or Ernst & Young, are our principal accountants. We are billed directly by Ernst & Young for services provided to us and are allocated a proportion of the fees charged to Virgin Media by Ernst & Young in respect of NTL (South Hertforshire) Limited. We provide in the table below an analysis of the fees charged by Ernst & Young in the each of the two years ended December 31, 2008 and 2007.

	December 31,
	2008	2007
Audit fees	$124,410	$64,813
Audit-Related fees	228	270
Tax fees	1,080	1,111
All other fees	—	—
	$125,718	$66,194

Audit fees. Audit fees represent the aggregate fees billed for services provided to us by Ernst & Young for professional services rendered for the audit of our annual financial statements included in our Form 10-K and review of interim financial statements filed quarterly on Form 10-Q, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

Audit-Related fees. Audit-Related fees represent the aggregate fees billed for assurance and related services by Ernst & Young that are reasonably related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice to Virgin Media on reporting on internal controls under Section 404.

Tax fees. Tax fees represent the aggregate fees billed for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning.

All other fees. All other fees represent the aggregate fees billed for other products and services provided by Ernst & Young.

Audit Committee’s Pre-approval Policies and Procedures

We have no audit committee. The Audit Committee of the board of directors of Virgin Media reviews, acts on and reports to the board of directors of Virgin Media with respect to various auditing and accounting matters. In this capacity, the Audit Committee acts on our behalf as necessary. The current members of the Audit Committee of Virgin Media are George R. Zoffinger who is its chairman and who the board of directors has determined to be an audit committee financial expert, Edwin M. Banks, Jeffrey D.

Benjamin and James A. Chiddix. The members of the Audit Committee are independent within the meaning of the Nasdaq Global Select Market’s listing standards currently applicable to Virgin Media.

Virgin Media’s Audit Committee’s policy on pre-approval requirements for audit and non-audit services provided to us by our independent registered public accounting firm is summarized as follows:

Annually, the Audit Committee will agree the scope and terms, including the fees, of the engagement for the services to be provided by the Auditors as part of the recurring annual audit of Virgin Media (“the Annual Audit Services”). The services included as part of the Annual Audit Services include: the audit of Virgin Media’s consolidated financial statements and its internal control over financial reporting; the audit of the separate financial statements of South Hertfordshire United Kingdom Fund, Ltd. (“South Herts”), Virgin Media Investment Holdings Limited and Subsidiaries (“VMIH”), Virgin Media Finance PLC and any other subsidiaries or affiliates which may require audits in relation to securities issued or to be issued, including, if required, the audits of their internal control over financial reporting; the review of interim unaudited financial statements of Virgin Media and the separate interim unaudited financial statements of South Herts and VMIH and any other subsidiaries or affiliates which may require reviews in relation to securities issued or to be issued; the statutory audits of the financial statements of Virgin Media’s affiliates and subsidiaries.

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

Between meetings, the Chairman of the Audit Committee has been delegated authority to pre-approve Services within the scope of Permitted Services listed above on an ad-hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting. In 2008 and 2007, the Virgin Media Audit Committee pre-approved all of the services performed by its auditors.

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

(2) Financial Statement Schedules—NONE.

(3) Exhibits—See Exhibit Index.

FORM 10K - ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, and 2007

and for the Years Ended December 31, 2008, 2007 and 2006

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) ( the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, South Hertfordshire United Kingdom Fund, Ltd. adopted Financial Accounting Standards Board Staff Position FAS 143-1 “Accounting for Electronic Waste Obligations” as of December 12, 2006.

/s/ Ernst & Young LLP

London, England
March 16, 2009

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

Assets
Fixed assets, net	$41,405,661	$61,517,485
Total assets	41,405,661	61,517,485

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$43,807,690	$66,040,564
Total liabilities	43,807,690	66,040,564

Minority interest
Minority interest	525,489	—

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(511,003)	(529,556)
	(510,003)	(528,556)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2008 and December 31, 2007)	48,817,997	48,817,997
Accumulated deficit	(50,308,283)	(52,145,026)
	(1,490,286)	(3,327,029)

Partners’ Deficit	(2,000,289)	(3,855,585)

Accumulated other comprehensive loss	(927,229)	(667,494)
Total Partners’ deficit	(2,927,518)	(4,523,079)

Total Liabilities and Partners’ Deficit	$41,405,661	$61,517,485

The accompaning notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenues	$33,914,381	$39,347,302	$38,796,127

Costs and expenses
Operating costs	(14,233,577)	(16,770,839)	(16,989,866)
Allocated overhead	(11,541,482)	(14,437,572)	(17,080,779)
Management fees	(1,695,719)	(1,967,365)	(1,939,807)
Selling, general and administrative expenses	(173,744)	(105,018)	(94,878)
Operating income	6,269,859	6,066,508	2,690,797
Other expenses
Interest payable to General Partner and affiliates	(4,391,017)	(5,417,314)	(6,062,897)
Exchange gains (losses)	642,274	(29,673)	(277,062)

Profit (loss) before minority interest and cumulative effect of changes in accounting principle	2,521,116	619,521	(3,649,162)
Minority interest (expense) income	(665,820)	—	748,119
Cumulative effect of changes in accounting principle	—	—	(415,878)
Net profit (loss)	$1,855,296	$619,521	$(3,316,921)
Allocation of net profit (loss)
General Partner	$18,553	$6,195	$(33,168)
Limited Partner	1,836,743	613,326	(3,283,753)
Net profit (loss)	$1,855,296	$619,521	$(3,316,921)

Net profit (loss) allocated to limited partners per limited partnership unit	$32.26	$10.77	$(57.68)
Average number of limited partnership units outstanding	56,935	56,935	56,935

The accompaning notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2008	2007	2006

Net profit (loss)	$1,855,296	$619,521	$(3,316,921)
Foreign currency translation adjustments	(259,735)	(25,605)	36,298
Comprehensive profit (loss)	$1,595,561	$593,916	$(3,280,623)

The accompaning notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Year Ended December 31,
	2008	2007	2006

General Partner:
Balance, beginning of year	$(528,556)	$(534,751)	$(501,583)
Net income (loss) for the year	18,553	6,195	(33,168)
Balance, end of year	$(510,003)	$(528,556)	$(534,751)

Limited Partner:
Balance, beginning of year	$(3,327,029)	$(3,940,355)	$(656,602)
Net income (loss) for the year	1,836,743	613,326	(3,283,753)
Balance, end of year	$(1,490,286)	$(3,327,029)	$(3,940,355)

Accumulated other comprehensive loss	(927,229)	(667,494)	(641,889)
Total Partners’deficit	$(2,927,518)	$(4,523,079)	$(5,116,995)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net profit (loss)	$1,855,296	$619,521	$(3,316,921)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle	—	—	415,878
Minority interest expense (income)	665,820	—	(748,119)
Depreciation	5,899,408	6,978,619	6,975,343
Loss on disposal of fixed assets	—	26,477	—
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(7,574,624)	(6,092,656)	(1,883,235)
Net cash provided by operating activities	845,900	1,531,961	1,442,946

Cash flows from investing activities
Purchase of fixed assets	(845,900)	(1,531,961)	(1,442,946)
Net cash used in investing activities	(845,900)	(1,531,961)	(1,442,946)

Cash flows from financing activities	—	—	—
Net cash used in financing activities	$—	$—	$—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Partners’ Interests

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd., or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests.  The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K.  NTL Fawnspring Limited, a U.K. corporation and a subsidiary of Virgin Media Inc., or Virgin Media, is the general partner, or the General Partner, of the Partnership.

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income or loss.  The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized.  The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner.  For the year ended December 31, 2008, the profit per limited partnership unit amounted to $32.26.

NTL (South Hertfordshire) Limited

NTL (South Hertfordshire) Limited, or NTL South Herts, is a U.K. corporation owned 66.7% by the Partnership and 33.3% by Virgin Media.  Virgin Media also owns the General Partner.  The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to Virgin Media or to other affiliates.  NTL South Herts operates a cable system in an area  which we refer to as the franchise area, comprising the administrative areas in South Hertfordshire of Three Rivers, Watford and Hertsmere which are located adjacent to the northwest perimeter of Greater London, England.  We refer to this cable system as the South Herts System.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Such estimates and assumptions impact, among others, the following: the amount charged to NTL South Herts by a subsidiary of Virgin Media for infrastructure and management

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Significant Accounting Policies (Continued)

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

Depreciation is provided on fixed assets at rates that are intended to write off the cost of the assets over their estimated useful lives.  Effect is given to commercial and technical obsolescence.  Depreciation is provided on a straight-line basis over 5-30 years for the cable network and other electronic equipment, 20 years for buildings and 3-12 years for office and other equipment.  Repairs and maintenance costs are charged to expense when incurred.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Significant Accounting Policies (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs allocated to NTL South Herts were $840,174, $1,048,929 and $1,090,705 in 2008, 2007 and 2006, respectively.

Asset Retirement Obligations

In June 2005, the Financial Accounting Standards Board, or FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1.  The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union.  FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation.  The Directive was adopted by the U.K. on December 12, 2006, and was effective January 2, 2007.  Virgin Media has reviewed its obligation under the law and concluded that an obligation existed for certain of our customer premises equipment.  As a result, we recognized an addition to fixed assets of $319,380 and an obligation to Virgin Media of $761,359 on our balance sheet at December 31, 2006 and a cumulative effect of changes in accounting principle of $415,878 in our statement of operations for the year ended December 31, 2006.  The adoption of this new accounting standard resulted in a change in the allocated overheads from the General Partner.

Note 3 —   Recent Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, Fair Value Measurements, or FAS 157.  FAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 —   Recent Accounting Pronouncements (Continued)

measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008.  The provisions of FAS 157 relating to certain financial instruments were adopted by us in the first quarter of 2008 effective January 1, 2008, and did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159.  FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any of our financial assets or liabilities at fair value as a result of the implementation of FAS 159.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.  We do not expect FAS 162 to have an effect on our consolidated financial statements at this time.

Note 4 —   Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly.  Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2008, 2007 and 2006 were $1,695,719, $1,967,365 and $1,939,807, respectively.  These amounts were expensed in the statement of operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to salaries of any full or part-time employees, rent, supplies, telephone, travel and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the years ended December 31, 2008, 2007 and 2006, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $11,541,482, $14,437,572 and $17,080,779, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the years ended December 31, 2008, 2007 and 2006, aggregated interest, bank fees and finance charges of $4,218,586, $5,239,018 and $5,922,488, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $172,431, $178,297 and $140,409, respectively, was charged by an affiliate of the General Partner.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 —   Transactions with the General Partner and Affiliated Entities (Continued)

The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.  They have elected to recover these amounts commencing in the fourth quarter of 2005.

Note 5 — Fixed Assets

Fixed assets consist of:

	Estimated	Year ended December 31,
	useful lives	2008	2007

Cable network and other electrical equipment	5-30 years	$105,174,057	$173,896,134
Building and other equipment	3-20 years	6,413,085	8,414,232
		111,587,142	182,310,366
Accumulated depreciation		(70,181,481)	(120,792,881)
		$41,405,661	$61,517,485

For the years ended December 31, 2008, 2007, and 2006, depreciation expense included in operating costs was $5,899,408, $6,978,619 and $6,975,343, respectively.

The changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	Year ended December 31,
	2008	2007

Asset retirement obligation at the beginning of the year	$784,801	$761,359
Increase in liability	108,960	145,036
Liabilities settled	(56,328)	(103,305)
Accretion expense	42,171	50,071
Revision in cash flows	(113,398)	(77,931)
Foreign currency translation	(215,500)	9,571
Asset retirement at the end of the year	$550,706	$784,801

Note 6 — Financing

The Partnership and NTL South Herts have no indebtedness other than accounts payable to affiliates and related parties, all of which are part of the Virgin Media group.  Accordingly the Partnership and NTL South Herts are reliant upon the support of Virgin Media to continue their operations as a going concern.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes

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

The tax basis in the Partnership’s assets and liabilities is $7.8 million higher than its book basis in its assets and liabilities at December 31, 2008 for financial reporting purposes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	Year ended December 31,
	2008	2007
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	11,595,958	10,691,291
Net operating loss carryforward	3,026,960	6,143,922
Purchase accounting liabilities	—	—
Total deferred tax assets:	14,622,918	16,835,213
Valuation allowance	(14,622,918)	(16,835,213)
Net deferred tax assets	—	—
Net deferred tax liabilities	$—	$—

At December 31, 2008, NTL South Herts had U.K. net operating loss carryforwards of approximately $10.8 million.  The U.K. net operating loss carryforwards are available for utilization in future years and do not expire.  Management has established a valuation allowance against the net operating loss carryforwards on the basis that it was not more likely than not that such assets would be realized in the future.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  The adoption did not result in a cumulative effect adjustment and did not have a material effect on our consolidated financial statements.

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

Dated:  March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT MACKENZIE	Director of Virgin Media Directors Limited, Corporate Director of NTL	March 16, 2009
Robert Mackenzie	Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

/s/ ROBERT GALE	Director of Virgin Media Directors Limited, Corporate Director of NTL	March 16, 2009
Robert Gale	Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

*            The Partnership has no principal executive officer, principal financial officer or principal accounting officer.  Robert Mackenzie and Robert Gale are directors of Virgin Media Directors Limited, which is a Corporate Director of Fawnspring Limited, the General Partner of the Partnership.

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

21.1*	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.

31.1*	Certification of principal executive officer, pursuant to Rule 13a-14a or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act

31.2*	Certification of principal financial officer, pursuant to Rule 13a-14a or Rule 15d-14(a) of the Exchange Act

32.1*	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                          Filed herewith.