Form 10-Q
period 2009-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2009-05-11
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1145140 (I.R.S. employer identification no.)

Media House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England (Address of principal executive offices)	+ 44 1256 75 2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of limited partnership units of the registrant outstanding as of May 5, 2009 was 56,935.

Introductory Note

In this quarterly report, unless the context otherwise requires, the terms “we”, “us”, “our” and similar terms refer to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries, and “Virgin Media” refers to the consolidated business of Virgin Media Inc. and its subsidiaries, as further described herein.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements.  These factors, among others, include:

•                       our reliance on the continued support of Virgin Media Inc., the ultimate parent company of our general partner;

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2009.  We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on March 31, 2009 was $1.4300 per £1.00.

	U.S. dollars per £1.00
Three months ended March 31,	Period End	Average (1)	High	Low
2008	$1.9855	$1.9871	$2.0311	$1.9405
2009	1.4300	1.4330	1.5254	1.3658

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of March 31, 2009 are translated to U.S. dollars at an exchange rate of $1.4300 to £1.00, all amounts disclosed for the three months ended March 31, 2009 are based on an average exchange rate of $1.4351 to £1.00, and all amounts disclosed for the three months ended March 31, 2008 are based on an average exchange rate of $1.9788 to £1.00.  All amounts disclosed as of December 31, 2008 are based on an exchange rate of $1.4619 to £1.00.  All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.  The variation among the exchange rates for 2009 and 2008 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2009	2008
		(Adjusted)
Assets
Fixed assets, net	$39,644,992	$41,405,661
Total assets	39,644,992	41,405,661

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$41,562,788	$43,807,690
Total liabilities	41,562,788	43,807,690

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(507,693)	(511,003)
	(506,693)	(510,003)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2009 and December 31, 2008)	48,817,997	48,817,997
Accumulated deficit	(49,980,611)	(50,308,283)
	(1,162,614)	(1,490,286)

Partners’ Deficit	(1,669,307)	(2,000,289)

Accumulated other comprehensive loss	(951,510)	(927,229)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners’ deficit	(2,620,817)	(2,927,518)

Noncontrolling interest	703,021	525,489
Total Partners’ deficit	(1,917,796)	(2,402,029)
Total Liabilities and Partners’ Deficit	$39,644,992	$41,405,661

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2009	2008
		(Adjusted)
Revenues	$6,622,104	$9,366,598

Costs and expenses
Operating costs	(2,716,403)	(3,923,811)
Allocated overhead	(2,301,640)	(3,169,304)
Management fees	(331,105)	(468,330)
Selling, general and administrative expenses	(39,389)	(20,687)
Operating income	1,233,567	1,784,466

Other expenses
Interest payable to General Partner and affiliates	(752,640)	(1,231,265)
Exchange gains (losses)	39,728	(1,455)

Net profit	520,655	551,746

Less: Profit attributable to noncontrolling interest	(189,673)	(107,777)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$330,982	$443,969

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$3,310	$4,440
Limited Partners	327,672	439,529
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$330,982	$443,969

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$5.76	$7.72
Average number of limited partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2009	2008
		(Adjusted)
Cash flows from operating activities
Net profit	$520,655	$551,746
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	1,006,777	1,652,623
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(1,386,647)	(1,744,100)
Net cash provided by operating activities	140,785	460,269

Cash flows from investing activities
Purchase of fixed assets	(140,785)	(460,269)
Net cash used in investing activities	(140,785)	(460,269)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interest	Total	Total
				(Adjusted)
Net profit	$330,982	$189,673	$520,655	$551,746
Foreign currency translation adjustments	(24,281)	(12,141)	(36,422)	1,601
Comprehensive profit	$306,701	$177,532	$484,233	$553,347

Note 3 — Investment in Subsidiary

NTL South Herts is a U.K. corporation which is principally engaged in the development, construction, management and operation of broadband communication networks for telephone, cable television and internet services in the South Hertfordshire franchise area, located adjacent to the northwest perimeter of Greater London, England (the “South Herts System”).   NTL South Herts is owned 66.7% by the Partnership and 33.3% by Virgin Media.  Virgin Media also owns the General Partner.  The General Partner provides consulting services to the Partnership and may delegate some or all of the consulting services to Virgin Media or to other affiliates.  Virgin Media, through its subsidiaries, including its interest in NTL South Herts, provides broadband internet access, telephone and television services to approximately 4.8 million residential on-net cable customers as at March 31, 2009.

Note 4 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly.  Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2009 and 2008 were $331,105 and $468,330, respectively. These amounts were expensed in the statement of operations.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the three months ended March 31, 2009 and 2008, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,301,640 and $3,169,304, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the three months ended March 31, 2009 and 2008, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $720,469 and $1,184,617, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $32,171 and $46,648, respectively.  The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

Note 5 — Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called ‘‘minority interests’’) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. Additionally, FAS 160 requires that net income or loss and comprehensive income or loss be attributed to the parent entity and the noncontrolling interest.  Before the adoption of FAS 160, the portion of operations relating to the noncontrolling interest was reflected in the statement of operations as an income or expense item in the calculation of net income or loss.  FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted FAS 160 effective January 1, 2009 and have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.   We also made the required adjustments to reflect the net profit or loss and comprehensive profit or loss as being attributable to the Partnership for all period presented.  Such adjustments had the following impact on our previously reported condensed consolidated statement of operations for the three month period ended March 31, 2008.

	As Reported	Adjustments	As Adjusted

Net profit	$443,969	$107,777	$551,746

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the beginning and the ending carrying amounts of total equity attributable to the Partnership and equity attributable to the noncontrolling interests.

		Accumulated	General partners		Limited Partners		Non-
		other comprehensive	Contributed	Accumulated	Contributed	Accumulated	controlling
	Total	loss	capital	deficit	capital	deficit	interest

December 31,2008	$(2,402,029)	$(927,229)	$1,000	$(511,003)	$48,817,997	$(50,308,283)	$525,489

Net profit	520,655	—	—	3,310	—	327,672	189,673
Currency translation adjustment	(36,422)	(24,281)	—	—	—	—	(12,141)
March 31, 2009	$(1,917,796)	$(951,510)	$1,000	$(507,693)	$48,817,997	$(49,980,611)	$703,021

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

General Macroeconomic Factors.  General macroeconomic factors in the U.K. have an impact on our business.  For example, during an economic slowdown, consumers may be less willing, or able to purchase our products or upgrade their existing services.  We may also experience increased churn and higher bad debt expense.

Currency Movements.  Because substantially all of our revenue and operating costs are earned and paid in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Integration and Restructuring Activities.  In the fourth quarter of 2008, Virgin Media commenced the implementation of a new restructuring plan aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization.  While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, it expects that 2009 costs will exceed 2009 savings.  These costs will include employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses.  In total, Virgin Media expects to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period.  Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

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

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength.  There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT; and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk); alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; digital terrestrial television offered through Freeview; and internet protocol television offered by Tiscali S.p.A. and BT.  Our business services also face a range of competitors, including BT and Cable & Wireless plc.  Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings.  As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Consolidated Results of Operations

Three Months Ended March 31, 2009 and 2008

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended March 31, 2009 and 2008:

	Three months ended			Three months ended
	March 31,		%	March 31,		%
	2009	2008	Change	2009	2008	Change
		(Adjusted)			(Adjusted)
Revenue	$6,622,104	$9,366,598	(29.3)	£4,614,385	£4,733,474	(2.5)
Operating costs	(2,716,403)	(3,923,811)	(30.8)	(1,892,832)	(1,982,924)	(4.5)
Allocated overhead	(2,301,640)	(3,169,304)	(27.4)	(1,603,819)	(1,601,629)	0.1
Management fees	(331,105)	(468,330)	(29.3)	(230,719)	(236,674)	(2.5)
Selling, general and administrative expenses	(39,389)	(20,687)	90.4	(27,447)	(10,454)	162.6
Operating income	1,233,567	1,784,466	(30.9)	859,568	901,793	(4.7)
Interest expense	(752,640)	(1,231,265)	(38.9)	(524,451)	(622,228)	(15.7)
Exchange gains (losses)	39,728	(1,455)		27,683	(735)

Net profit	520,655	551,746	(5.6)	362,800	278,830	30.1
Noncontrolling interest	(189,673)	(107,777)	76.0	(132,167)	(54,466)	142.7
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$330,982	$443,969	(25.4)	£230,633	£224,364	2.8

Revenue

For the three months ended March 31, 2009, revenue decreased by 29.3% to $6.6 million from $9.4 million for the three months ended March 31, 2008, and revenue expressed in pounds sterling decreased by 2.5% to £4.6 million for the three months ended March 31, 2009 from £4.7 million for the three months ended March 31, 2008.  The decrease was primarily driven by lower customer numbers and higher price discounting in light of competitive factors in the marketplace.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended March 31, 2009, operating costs decreased by 30.8% to $2.7 million from $3.9 million for the three months ended March 31, 2008, and operating costs expressed in pounds sterling decreased by 4.5% to £1.9 million for the three months ended March 31, 2009 from £2.0 million for the three months ended March 31, 2008.  The reduction in operating costs was primarily a reflection of lower depreciation, primarily as a result of fixed assets becoming fully depreciated. For the three months ended March 31, 2009 and 2008, depreciation expense included in operating costs was $1,006,777, or £701,538, and $1,652,623, or £835,164, respectively.

Allocated overhead

For the three months ended March 31, 2009, allocated overhead decreased by 27.4% to $2.3 million from $3.2 million for the three months ended March 31, 2008. Allocated overhead expressed in pounds sterling remained broadly flat at £1.6 million in the three months ended March 31, 2009 and in the three months ended March 31, 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling remained relatively constant for the three months ended March 31, 2009 and 2008, in line with Virgin Media’s overall cost base.

Management fees

For the three months ended March 31, 2009, management fees decreased by 29.3% to $0.3 million from $0.5 million for the three months ended March 31, 2008, and management fees expressed in pounds sterling decreased by 2.5% to £230,719 for the three months ended March 31, 2009 from £236,674  for the three months ended March 31, 2008.  Management fees are charged as a percentage of revenue and the decrease is therefore a direct reflection of reduced revenue.

Selling, general and administrative expenses

For the three months ended March 31, 2009, selling, general and administrative expenses increased to $39,389, or £27,447, from $20,687, or £10,454, for the three months ended March 31, 2008.  The increase is due to higher audit fees and the higher cost of investor relations’ services.

Interest expense

For the three months ended March 31, 2009, interest expense decreased to $0.8 million from $1.2 million for the three months ended March 31, 2008, and interest expense expressed in pounds sterling decreased to £0.5 million for the three months ended March 31, 2009 from £0.6 million for the three months ended March 31, 2008.  This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

We paid no cash interest for the three months ended March 31, 2009 and 2008.

Exchange gains (losses)

For the three months ended March 31, 2009, foreign currency exchange gains were $39,728 as compared with losses of $1,455 for the three months ended March 31, 2008.  The change in foreign currency exchange gains (losses) was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar strengthened by approximately 2% against the pound sterling from December 31, 2008 to March 31, 2009.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Noncontrolling interest

During the three months ended March 31, 2009, the profit attributable to the noncontrolling interest was $189,673 compared with $107,777 for the three months ended March 31, 2008.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended March 31, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $330,982 as compared with $443,969 for the three months ended March 31, 2008, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
Homes marketable (1)	95,554	96,178	96,197	95,983	96,405
Total customers	33,457	33,495	33,742	34,326	34,787
Digital television subscribers	26,048	25,809	25,057	24,763	24,406
Analog television subscribers	5	6	350	437	483
Broadband internet subscribers	26,613	26,355	26,026	25,982	25,910
Telephony subscribers	29,245	29,232	29,082	29,055	29,097
Penetration (homes marketable) (2)	35.0%	34.8%	35.1%	35.8%	36.1%
Average monthly churn (3)	1.2%	1.3%	1.8%	1.6%	1.2%

(1)	Homes marketable represents management’s estimate of the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)	Penetration measures the total number of customers for our services divided by the number of homes marketable.

(3)

Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2009, we generated $0.1 million from our operating activities compared with $0.5 million in the three months ended March 31, 2008, and used it to purchase fixed assets including equipment for customer installations.  Our cash provided by operating activities decreased primarily due to a reduction in net profit before depreciation offset by a reduction in accounts payable to affiliates and related parties.

Liquidity and Capital Resources

We have no financing independent of Virgin Media.  We are reliant upon the support of Virgin Media to continue our operations.  As of March 31, 2009, we had consolidated current liabilities of $41.6 million due to Virgin Media group companies compared with $43.8 million as of December 31, 2008 and $64.3 million as of March 31, 2008.

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

Virgin Media had £6,180.0 million of debt outstanding as of March 31, 2009, compared to £6,170.1 million as of December 31, 2008 and £6,014.6 million as of March 31, 2008, and £139.6 million of cash and cash equivalents as of March 31, 2009, compared to £181.6 million as of December 31, 2008 and £282.3 million as of March 31, 2008.  The increase in debt since March 31, 2008 and December 31, 2008 is primarily attributable to the result of changes in foreign exchange rates.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense.  The levels of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services.  Virgin Media also has significant principal prepayments under its senior credit facility due from 2010 to 2012.  Virgin Media expects that its cash on hand, together with cash from operations and amounts undrawn on its revolving credit facility, will be sufficient for its cash requirements through March 31, 2010.  However, Virgin Media’s cash requirements after March 31, 2010 may exceed these sources of cash.

Significant principal payments under Virgin Media’s senior credit facility are due in 2010 and 2011.  However, in November 2008, Virgin Media amended the terms of its senior credit facility to defer a significant portion of these payments to 2012.  These changes will only become effective after Virgin Media has made certain principal repayments under the senior credit facility totaling £487.0 million, of which £300.0 million was repaid in December 2008 and the remaining £187.0 million must be repaid prior to August 2009. Virgin Media believes that it should be able to meet this prepayment condition using cash flow from operations and, if required, from amounts undrawn on its revolving credit facility.  Assuming the prepayment condition is satisfied, Virgin Media expects to be able to address the remaining scheduled principal payments due in 2010 and 2011 through cash flow from operations.  However, if Virgin Media were unable to meet the prepayment condition or service these obligations through cash flow from operations, then it would need to secure additional funding such as raising additional debt or equity, refinancing its existing facility, selling assets or using other means.  Virgin Media may not be able to obtain financing or sell assets, at all or on favorable terms, or may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

Once the prepayment condition is satisfied, Virgin Media will have significant principal payments due in 2012 under its senior credit facility that it can address only by a comprehensive refinancing of its senior debt and possibly other debt instruments.  Virgin Media’s ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt capital markets.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see the annual report of Virgin Media Inc. on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and its quarterly report on Form 10-Q for the three months ended March 31, 2009, as filed with the SEC on May 6, 2009.

Off-Balance Sheet Transactions

As of March 31, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the three months ended March 31, 2009 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling.  We report in U.S. dollars and are therefore, exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $12,000 for the three months ended March 31, 2009.

We have no debt other than amounts due to affiliates.  As of March 31, 2009 and 2008, we had approximately $41.6 million and $64.3 million, respectively, in amounts due to Virgin Media group companies.  Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media.  Therefore we are exposed to changes in Virgin Media’s borrowing rate.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $95,000 for the three months ended March 31, 2009.

Item 4.  Controls and Procedures

 (a) Disclosure Controls and Procedures.  Our management, with the participation of the chief executive officer and chief financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Virgin Media’s chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including Virgin Media’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2009.

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

Date: May 11, 2009

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

Date: May 11, 2009

By:	/s/ ROBERT GALE
Robert Gale Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: May 11, 2009

*

The Partnership has no principal executive officer, principal financial officer or principal accounting officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.