Form 10-Q
period 2009-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2009-08-07
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of limited partnership units of the registrant outstanding as of August 4, 2009 was 56,935.

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

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on June 30, 2009 was $1.6452 per £1.00.

	U.S. dollars per £1.00
Six months ended June 30,	Period End	Average (1)	High	Low
2008	$1.9906	$1.9860	$2.0311	$1.9405
2009	1.6452	1.5067	1.6547	1.3658

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of June 30, 2009 are translated to U.S. dollars at an exchange rate of $1.6452 to £1.00, all amounts disclosed for the six months ended June 30, 2009 are based on an average exchange rate of $1.4929 to £1.00, and all amounts disclosed for the six months ended June 30, 2008 are based on an average exchange rate of $1.9749 to £1.00.  All amounts disclosed as of December 31, 2008 are based on an exchange rate of $1.4619 to £1.00.  U.S. dollar amounts for the three months ended June 30, 2009 and 2008 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2009 and 2008 from the U.S. dollar converted financial result for the six months ended June 30, 2009 and 2008, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.  The variation among the exchange rates for 2009 and 2008 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(Adjusted)
Assets
Fixed assets, net	$44,620,026	$41,405,661
Total assets	44,620,026	41,405,661

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$45,885,431	$43,807,690
Total liabilities	45,885,431	43,807,690

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(506,883)	(511,003)
	(505,883)	(510,003)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2009 and December 31, 2008)	48,817,997	48,817,997
Accumulated deficit	(49,900,432)	(50,308,283)
	(1,082,435)	(1,490,286)

Partners’ Deficit	(1,588,318)	(2,000,289)

Accumulated other comprehensive loss	(713,125)	(927,229)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners’ deficit	(2,301,443)	(2,927,518)

Noncontrolling interest	1,036,038	525,489
Total Partners’ deficit	(1,265,405)	(2,402,029)

Total Liabilities and Partners’ Deficit	$44,620,026	$41,405,661

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenues	$7,207,941	$8,694,107	$13,830,045	$18,060,705

Costs and expenses
Operating costs	(2,850,604)	(3,970,178)	(5,567,007)	(7,893,989)
Allocated overhead	(2,647,252)	(2,858,439)	(4,948,892)	(6,027,743)
Management fees	(360,397)	(434,705)	(691,502)	(903,035)
Selling, general and administrative expenses	(24,788)	(23,537)	(64,177)	(44,224)
Operating income	1,324,900	1,407,248	2,558,467	3,191,714

Other expenses
Interest payable to General Partner and affiliates	(758,850)	(1,135,840)	(1,511,490)	(2,367,105)
Exchange losses	(271,236)	(6,206)	(231,508)	(7,661)

Net profit	294,814	265,202	815,469	816,948

Less: Profit attributable to noncontrolling interest	(213,825)	(119,380)	(403,498)	(227,157)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$80,989	$145,822	$411,971	$589,791

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$810	$1,458	$4,120	$5,898
Limited Partners	80,179	144,364	407,851	583,893
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$80,989	$145,822	$411,971	$589,791

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$1.41	$2.54	$7.16	$10.26
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2009	2008
		(Adjusted)
Cash flows from operating activities
Net profit	$815,469	$816,948

Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	2,077,979	3,441,208
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,581,457)	(3,565,058)
Net cash provided by operating activities	311,991	693,098

Cash flows from investing activities
Purchase of fixed assets	(311,991)	(693,098)
Net cash used in investing activities	(311,991)	(693,098)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended			Three months ended
	June 30, 2009			June 30, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total
				(Adjusted)
Net profit	$80,989	$213,825	$294,814	$265,202
Foreign currency translation adjustments	238,385	119,192	357,577	4,943
Comprehensive profit	$319,374	$333,017	$652,391	$270,145

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total
				(Adjusted)
Net profit	$411,971	$403,498	$815,469	$816,948
Foreign currency translation adjustments	214,104	107,051	321,155	6,909
Comprehensive profit	$626,075	$510,549	$1,136,624	$823,857

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

Note 4 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly.  Consulting fees paid or payable by NTL South Herts for the three months ended June 30, 2009 and 2008 were $360,397 and $434,705, respectively.  Consulting fees paid or payable by NTL South Herts for the six months ended June 30, 2009 and 2008 were $691,502 and $903,035, respectively. These amounts were expensed in the condensed consolidated statement of operations.

Distribution Ratios and Reimbursement

Any Partnership distributions made from cash flows (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99% to the limited partners and 1% to the General Partner.  Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flows, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the three months ended June 30, 2009 and 2008, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,647,252 and $2,858,439, respectively.  During the six months ended June 30, 2009 and 2008, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $4,948,892 and $6,027,743, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the three months ended June 30, 2009 and 2008, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $724,742 and $1,089,797, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $34,108 and $46,043, respectively.  For the six months ended June 30, 2009 and 2008, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $1,445,211 and $2,274,414, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $66,279 and $92,691, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called ‘‘minority interests’’) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. Additionally, FAS 160 requires that net income or loss and comprehensive income or loss be attributed to the parent entity and the noncontrolling interest.  Before the adoption of FAS 160, the portion of operations relating to the noncontrolling interest was reflected in the statement of operations as an income or expense item in the calculation of net income or loss.  FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted FAS 160 effective January 1, 2009 and have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.   We also made the required adjustments to reflect the net profit or loss and comprehensive profit or loss as being attributable to the Partnership for all periods presented.  Such adjustments had the following impact on our previously reported condensed consolidated statement of operations for the three and six months ended June 30, 2008.

	As Reported	Adjustments	As Adjusted

Three months ended June 30, 2008
Net profit	$145,822	$119,380	$265,202

Six months ended June 30, 2008
Net profit	$589,791	$227,157	$816,948

The following table presents a reconciliation of the beginning and the ending carrying amounts of total equity attributable to the Partnership and equity attributable to the noncontrolling interests.

		Accumulated
		other	General Partner		Limited Partners		Non-
		comprehensive	Contributed	Accumulated	Contributed	Accumulated	controlling
	Total	income	capital	deficit	capital	deficit	interest

December 31, 2008	$(2,402,029)	$(927,229)	$1,000	$(511,003)	$48,817,997	$(50,308,283)	$525,489

Net profit	815,469	—	—	4,120	—	407,851	403,498
Currency translation adjustment	321,155	214,104	—	—	—	—	107,051
June 30, 2009	$(1,265,405)	$(713,125)	$1,000	$(506,883)	$48,817,997	$(49,900,432)	$1,036,038

In May 2009, the FASB issued Statement No. 165, Subsequent Events, or FAS 165, which is effective for financial statements issued for all periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted FAS 165 during the second quarter of 2009.  In accordance with FAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or FAS 168,  confirming that the FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal year 2009 and do not expect the adoption to have a material effect on our consolidated financial statements.

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

During the three months ended June, 30 2009, the General Partner agreed to the transfer of customer and supplier contracts relating to NTL South Herts’ premium TV services, resulting in a transfer of revenue and costs to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media, which as of June 1, 2009 carried substantially all Virgin Media’s premium TV channels and associated revenue and costs.  This is not expected to be detrimental to the results of operations or financial position of NTL South Herts.

Factors Affecting Our Business

Our residential customers account for the majority of our total revenue.  The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue.  Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them.  For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers.  Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis.  Factors particularly affecting our business include general macroeconomic factors, currency movements, integration and restructuring activities, churn, average revenue per user, competition, capital expenditures and seasonality.

General Macroeconomic Factors.  General macroeconomic factors in the U.K. have an impact on our business.  For example, during an economic slowdown, potential and existing customers may be less willing, or able to purchase our products or upgrade their services.  We may also experience increased churn and higher bad debt expense.

Currency Movements.  Because substantially all of our revenue and operating costs are earned and paid in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Integration and Restructuring Activities.  In the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization.  While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, it expects that 2009 costs will exceed 2009 savings.  These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs, and other restructuring and restructuring-related expenses.  In total, Virgin Media expects to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period.  Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

Churn.  Churn is a measure of the number of customers who stop subscribing to our services.  An increase in our churn can lead to increased costs and reduced revenue.  We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rate.  Our ability to reduce our churn rate beyond a base level is limited by factors such as competition, the economy and customers moving outside our network service area, in particular during the summer season.  Managing our churn rate is a significant component of our business plan.  Our churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

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

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength.  There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT; resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk); alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; and internet protocol television offered by BT.  Our business services also face a range of competitors, including services offered by BT and Cable & Wireless plc.  In addition, certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings.  As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

Seasonality.  Some revenue streams are subject to seasonal factors.  For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months.  Our churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

Consolidated Results of Operations

Three Months Ended June 30, 2009 and 2008

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended June 30, 2009 and 2008:

	Three months ended			Three months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
		(Adjusted)			(Adjusted)
Revenue	$7,207,941	$8,694,107	(17.1)	£4,649,494	£4,411,650	5.4
Operating costs	(2,850,604)	(3,970,178)	(28.2)	(1,836,157)	(2,014,235)	(8.8)
Allocated overhead	(2,647,252)	(2,858,439)	(7.4)	(1,711,133)	(1,450,548)	18.0
Management fees	(360,397)	(434,705)	(17.1)	(232,475)	(220,582)	5.4
Selling, general and administrative expenses	(24,788)	(23,537)	5.3	(15,541)	(11,939)	30.2
Operating income	1,324,900	1,407,248	(5.9)	854,188	714,346	19.6
Interest expense	(758,850)	(1,135,840)	(33.2)	(488,001)	(576,367)	(15.3)
Exchange losses	(271,236)	(6,206)		(182,756)	(3,144)

Net profit	294,814	265,202	11.2	183,431	134,835	36.0
Noncontrolling interest	(213,825)	(119,380)	79.1	(138,111)	(60,556)	128.1
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$80,989	$145,822	(44.5)	£45,320	£74,279	(39.0)

Revenue

For the three months ended June 30, 2009, revenue decreased by 17.1% to $7.2 million from $8.7 million for the three months ended June 30, 2008, and revenue expressed in pounds sterling increased by 5.4% to £4.6 million for the three months ended June 30, 2009 from £4.4 million for the three months ended June 30, 2008.  The increase was primarily driven by selective price increases together with a continued increase in triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended June 30, 2009, operating costs decreased by 28.2% to $2.9 million from $4.0 million for the three months ended June 30, 2008, and operating costs expressed in pounds sterling decreased by 8.8% to £1.8 million for the three months ended June 30, 2009 from £2.0 million for the three months ended June 30, 2008.  The reduction in operating costs was primarily a reflection of lower depreciation, primarily as a result of fixed assets becoming fully depreciated. For the three months ended June 30, 2009 and 2008, depreciation expense included in operating costs was $1,071,202, or £690,370, and $1,788,585, or £907,308, respectively.

Allocated overhead

For the three months ended June 30, 2009, allocated overhead decreased by 7.4% to $2.6 million from $2.9 million for the three months ended June 30, 2008.  For the three months ended June 30, 2009, allocated overhead expressed in pounds sterling increased by 18.0% to £1.7 million from £1.5 million for the three months ended June 30, 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased in line with Virgin Media’s overall cost base as a result of higher network and other operating costs incurred by Virgin Media and also as a result of higher restructuring and other charges in connection with Virgin Media’s restructuring program initiated in the fourth quarter of 2008.

Management fees

For the three months ended June 30, 2009, management fees decreased by 17.1% to $360,397 from $434,705 for the three months ended June 30, 2008, and management fees expressed in pounds sterling increased by 5.4% to £232,475 for the three months ended June 30, 2009 from £220,582 for the three months ended June 30, 2008.  Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the three months ended June 30, 2009, selling, general and administrative expenses increased to $24,788, or £15,541, from $23,537, or £11,939, for the three months ended June 30, 2008.  The increase was due to higher audit fees partially offset by a lower cost of investor relations’ services.

Interest expense

For the three months ended June 30, 2009, interest expense decreased by 33.2% to $0.8 million from $1.1 million for the three months ended June 30, 2008, and interest expense expressed in pounds sterling decreased by 15.3% to £0.5 million for the three months ended June 30, 2009 from £0.6 million for the three months ended June 30, 2008.  This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

We paid no cash interest for the three months ended June 30, 2009 and 2008.

Exchange losses

For the three months ended June 30, 2009, foreign currency exchange losses were $271,236, or £182,756,  as compared with $6,206, or £3,144, for the three months ended June 30, 2008.  The change in foreign currency exchange losses was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar weakened by approximately 11% against the pound sterling from December 31, 2008 to June 30, 2009.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Noncontrolling interest

During the three months ended June 30, 2009, the profit attributable to the noncontrolling interest was $213,825, or £138,111, compared with $119,380, or £60,556, for the three months ended June 30, 2008.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended June 30, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $80,989, or £45,320, as compared with $145,822, or £74,279, for the three months ended June 30, 2008, primarily due to the reasons described above.

Six Months Ended June 30, 2009 and 2008

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the six months ended June 30, 2009 and 2008:

	Six months ended			Six months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
		(Adjusted)			(Adjusted)
Revenue	$13,830,045	$18,060,705	(23.4)	£9,263,879	£9,145,124	1.3
Operating costs	(5,567,007)	(7,893,989)	(29.5)	(3,728,989)	(3,997,159)	(6.7)
Allocated overhead	(4,948,892)	(6,027,743)	(17.9)	(3,314,952)	(3,052,177)	8.6
Management fees	(691,502)	(903,035)	(23.4)	(463,194)	(457,256)	1.3
Selling, general and administrative expenses	(64,177)	(44,224)	45.1	(42,988)	(22,393)	92.0
Operating income	2,558,467	3,191,714	(19.8)	1,713,756	1,616,139	6.0
Interest expense	(1,511,490)	(2,367,105)	(36.1)	(1,012,452)	(1,198,595)	(15.5)
Exchange losses	(231,508)	(7,661)		(155,073)	(3,879)

Net profit	815,469	816,948	(0.2)	546,231	413,665	32.0
Noncontrolling interest	(403,498)	(227,157)	77.6	(270,278)	(115,022)	135.0
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$411,971	$589,791	(30.1)	£275,953	£298,643	(7.6)

Revenue

For the six months ended June 30, 2009, revenue decreased by 23.4% to $13.8 million from $18.1 million for the six months ended June 30, 2008, and revenue expressed in pounds sterling increased by 1.3% to £9.3 million for the six months ended June 30, 2009 from £9.1 million for the six months ended June 30, 2008.  The increase was primarily driven by selective price increases together with a continued increase in triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the six months ended June 30, 2009, operating costs decreased by 29.5% to $5.6 million from $7.9 million for the six months ended June 30, 2008, and operating costs expressed in pounds sterling decreased by 6.7% to £3.7 million for the six months ended June 30, 2009 from £4.0 million for the six months ended June 30, 2008.  The reduction in operating costs was primarily a reflection of lower depreciation, primarily as a result of fixed assets becoming fully depreciated. For the six months ended June 30, 2009 and 2008, depreciation expense included in operating costs was $2,077,979, or £1,391,908, and $3,441,208, or £1,742,472, respectively.

Allocated overhead

For the six months ended June 30, 2009, allocated overhead decreased by 17.9% to $4.9 million from $6.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, allocated overhead expressed in pounds sterling increased by 8.6% to £3.3 million from £3.1 million for the six months ended June 30, 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased in line with Virgin Media’s overall cost base as a result of higher network and other operating costs incurred by Virgin Media and also as a result of higher restructuring and other charges in connection with Virgin Media’s restructuring program initiated in the fourth quarter of 2008.

Management fees

For the six months ended June 30, 2009, management fees decreased by 23.4% to $691,502 from $903,035 for the six months ended June 30, 2008, and management fees expressed in pounds sterling increased by 1.3% to £463,194 for the six months ended June 30, 2009 from £457,256 million for the six months ended June 30, 2008.  Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the six months ended June 30, 2009, selling, general and administrative expenses increased to $64,177, or £42,988, from $44,224, or £22,393, for the six months ended June 30, 2008.  The increase was primarily due to higher audit fees.

Interest expense

For the six months ended June 30, 2009, interest expense decreased by 36.1% to $1.5 million from $2.4 million for the six months ended June 30, 2008, and interest expense expressed in pounds sterling decreased by 15.5% to £1.0 million for the six months ended June 30, 2009 from £1.2 million for the six months ended June 30, 2008.  This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

We paid no cash interest for the six months ended June 30, 2009 and 2008.

Exchange losses

For the six months ended June 30, 2009, foreign currency exchange loses were $231,508, or £155,073, as compared with $7,661, or £3,879, for the six months ended June 30, 2008.  The change in foreign currency exchange losses was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar weakened by approximately 11% against the pound sterling from December 31, 2008 to June 30, 2009.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Noncontrolling interest

During the six months ended June 30, 2009, the profit attributable to the noncontrolling interest was $403,498, or £270,278, compared with $227,157, or £115,022, for the six months ended June 30, 2008.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the six months ended June 30, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $411,971, or £275,953, as compared with $589,791, or £298,643, for the six months ended June 30, 2008, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Homes marketable (1)	95,603	95,554	96,178	96,197	95,983
Total customers	33,399	33,457	33,495	33,742	34,326
Digital television subscribers	26,217	26,048	25,809	25,057	24,763
Analog television subscribers	—	5	6	350	437
Broadband internet subscribers	26,785	26,613	26,355	26,026	25,982
Telephony subscribers	29,284	29,245	29,232	29,082	29,055
Penetration (homes marketable) (2)	34.9%	35.0%	34.8%	35.1%	35.8%
Average monthly churn (3)	1.3%	1.2%	1.3%	1.8%	1.6%

(1)	Homes marketable represents management’s estimate of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)	Penetration measures the total number of customers for our services divided by the number of homes marketable.

(3)

Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2009, we generated $0.3 million from our operating activities compared with $0.7 million in the six months ended June 30, 2008, and used it to purchase fixed assets including equipment for customer installations.  Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties.

Liquidity and Capital Resources

We have no financing independent of Virgin Media.  We are reliant upon the support of Virgin Media to continue our operations.  As of June 30, 2009, we had consolidated current liabilities of $45.9 million due to Virgin Media group companies compared with $43.8 million as of December 31, 2008 and $62.6 million as of June 30, 2008.

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

Virgin Media had £5,898.2 million of debt outstanding as of June 30, 2009, compared to £6,170.1 million as of December 31, 2008 and £5,918.0 million as of June 30, 2008, and £246.0 million of cash and cash equivalents as of June 30, 2009, compared to £181.6 million as of December 31, 2008 and £426.8 million as of June 30, 2008.  The decrease in debt since June 30, 2008 is primarily attributable to the voluntary prepayment of £300 million of senior bank debt in December 2008 partially offset by movements in exchange rates.  The decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

On June 3, 2009, Virgin Media issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016.  On July 21, 2009, Virgin Media issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009.  Virgin Media used the net proceeds from the June 2009 note issuance and the July 2009 note issuance, together with additional cash reserves, to repay £608.5 million and £403.6 million, respectively, of obligations under its senior credit facility that were originally scheduled to be paid in 2010 and 2012.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense.  Virgin Media also has significant principal payments under its senior credit facility due from 2011 to 2013, as described below. The levels of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services.  Virgin Media expects that its cash on hand, together with cash from operations and amounts undrawn on its revolving credit facility, will be sufficient for its cash requirements through June 30, 2010.  However, Virgin Media’s cash requirements after June 30, 2010 may exceed these sources of cash.

Significant principal payments under Virgin Media’s senior credit facility were due in 2010 and 2011.  However, following the amendment of the terms of Virgin Media’s senior credit facility in November 2008, and subsequent satisfaction of the applicable prepayment conditions in June 2009, a significant portion of these payments was deferred to 2012.  Virgin Media expects to be able to address the remaining scheduled principal payments due in 2010 and 2011 through cash flow from operations.  However, if Virgin Media were unable to service these obligations through cash flow from operations, then it would need to secure additional funding such as raising additional debt or equity, refinancing its existing facility, selling assets or using other means.  Virgin Media may not be able to obtain financing or sell assets, at all or on favorable terms, or may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets. Virgin Media also has significant principal payments due in 2012 under its senior credit facility that it can address only by a comprehensive refinancing of its senior debt and possibly other debt instruments. Virgin Media’s ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt capital markets.

Virgin Media’s long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries. As a result, Virgin Media will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of Virgin Media’s existing and future indebtedness and the laws of the jurisdictions under which its subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see the annual report of Virgin Media Inc. on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K filed with the SEC on May 27, 2009, and its quarterly report on Form 10-Q for the three and six months ended June 30, 2009, as filed with the SEC on August 7, 2009.

Off-Balance Sheet Transactions

As of June 30, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the six months ended June 30, 2009 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling.  We report in U.S. dollars and are therefore, exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $9,000 for the six months ended June 30, 2009.

We have no debt other than amounts due to affiliates.  As of June 30, 2009 and 2008, we had approximately $45.9 million and $62.6 million, respectively, in amounts due to Virgin Media group companies.  Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media.  Therefore we are exposed to changes in Virgin Media’s borrowing rate.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $195,000 for the six months ended June 30, 2009.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  Our management, with the participation of the chief executive officer and principal financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Virgin Media’s chief executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including Virgin Media’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2009.

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

Date: August 7, 2009

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

Date: August 7, 2009

By:	/s/ ROBERT GALE
Robert Gale Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: August 7, 2009

*

The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.