Form 10-Q
period 2009-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2009-11-12
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of limited partnership units of the registrant outstanding as of November 6, 2009 was 56,935.

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2009.  We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on September 30, 2009 was $1.6004 per £1.00.

	U.S. dollars per £1.00
Nine months ended September 30,	Period End	Average (1)	High	Low
2008	$1.7804	$1.9440	$2.0311	$1.7497
2009	1.6004	1.5489	1.6977	1.3658

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of September 30, 2009 are translated to U.S. dollars at an exchange rate of $1.6004 to £1.00, all amounts disclosed for the nine months ended September 30, 2009 are based on an average exchange rate of $1.5423 to £1.00, and all amounts disclosed for the nine months ended September 30, 2008 are based on an average exchange rate of $1.9469 to £1.00.  All amounts disclosed as of December 31, 2008 are based on an exchange rate of $1.4619 to £1.00.  U.S. dollar amounts for the three months ended September 30, 2009 and 2008 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2009 and 2008 from the U.S. dollar converted financial result for the nine months ended September 30, 2009 and 2008, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.  The variation among the exchange rates for 2009 and 2008 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(Adjusted)
Assets
Fixed assets, net	$42,496,135	$41,405,661
Total assets	42,496,135	41,405,661

Liabilities and Partners’ Deficit
Current liabilities
Accounts payable to affiliates and related parties	$42,647,222	$43,807,690
Total liabilities	42,647,222	43,807,690

Partners’ Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(499,011)	(511,003)
	(498,011)	(510,003)
Limited Partners
Contributed capital, net (56,935 units outstanding at September 30, 2009 and December 31, 2008)	48,817,997	48,817,997
Accumulated deficit	(49,121,057)	(50,308,283)
	(303,060)	(1,490,286)

Partners’ Deficit	(801,071)	(2,000,289)

Accumulated other comprehensive loss	(766,576)	(927,229)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners’ deficit	(1,567,647)	(2,927,518)

Noncontrolling interest	1,416,560	525,489
Total Partners’ deficit	(151,087)	(2,402,029)

Total Liabilities and Partners’ Deficit	$42,496,135	$41,405,661

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenue	$7,198,079	$8,504,333	$21,028,124	$26,565,038

Costs and expenses
Operating costs	(2,474,802)	(3,588,743)	(8,041,809)	(11,482,732)
Allocated overhead	(2,460,936)	(2,890,500)	(7,409,828)	(8,918,243)
Management fees	(359,904)	(425,217)	(1,051,406)	(1,328,252)
Selling, general and administrative expenses	(32,833)	(20,227)	(97,010)	(64,451)
Operating income	1,869,604	1,579,646	4,428,071	4,771,360
Other expenses
Interest payable to General Partner and affiliates	(731,721)	(1,161,084)	(2,243,211)	(3,528,189)
Exchange gains (losses)	56,613	257,531	(174,895)	249,870
Net profit	1,194,496	676,093	2,009,965	1,493,041
Less: Profit attributable to noncontrolling interest	(407,249)	(167,656)	(810,747)	(394,813)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$787,247	$508,437	$1,199,218	$1,098,228

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$7,872	$5,084	$11,992	$10,982
Limited Partners	779,375	503,353	1,187,226	1,087,246
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$787,247	$508,437	$1,199,218	$1,098,228

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$13.69	$8.84	$20.85	$19.10
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2009	2008
		(Adjusted)
Cash flows from operating activities
Net profit	$2,009,965	$1,493,041

Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	3,202,353	5,008,711
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(4,716,346)	(5,659,197)
Net cash provided by operating activities	495,972	842,555

Cash flows from investing activities
Purchase of fixed assets	(495,972)	(842,555)
Net cash used in investing activities	(495,972)	(842,555)
Movement in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended			Three months ended
	September 30, 2009			September 30, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total
				(Adjusted)
Net profit	$787,247	$407,249	$1,194,496	$676,093
Foreign currency translation adjustments	(53,451)	(26,727)	(80,178)	(102,273)
Comprehensive profit	$733,796	$380,522	$1,114,318	$573,820

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total
				(Adjusted)
Net profit	$1,199,218	$810,747	$2,009,965	$1,493,041
Foreign currency translation adjustments	160,653	80,324	240,977	(95,364)
Comprehensive profit	$1,359,871	$891,071	$2,250,942	$1,397,677

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Note 4 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly.  Consulting fees paid or payable by NTL South Herts for the three months ended September 30, 2009 and 2008 were $359,904 and $425,217, respectively.  Consulting fees paid or payable by NTL South Herts for the nine months ended September 30, 2009 and 2008 were $1,051,406 and $1,328,252, respectively. These amounts were expensed in the condensed consolidated statement of operations.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the three months ended September 30, 2009 and 2008, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,460,936 and $2,890,500, respectively.  During the nine months ended September 30, 2009 and 2008, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $7,409,828 and $8,918,243, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the three months ended September 30, 2009 and 2008, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $697,222 and $1,117,873, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $34,499 and $43,211 respectively. For the nine months ended September 30, 2009 and 2008, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $2,142,433 and $3,392,287, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $100,778 and $135,902, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5 — Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance relating to the FASB Accounting Standards Codification, or ASC, at ASC 105. Effective for interim or annual financial periods ending after September 15, 2009, the ASC will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

In December 2007, the FASB issued new accounting guidance around noncontrolling Interests at ASC 810.  This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called ‘‘minority interests’’) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. Additionally, the guidance requires that net income or loss and comprehensive income or loss be attributed to the parent entity and the noncontrolling interest. Before the adoption of this guidance, the portion of operations relating to the noncontrolling interest was reflected in the statement of operations as an income or expense item in the calculation of net income or loss.  The guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted this guidance effective January 1, 2009 and have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.   We also made the required adjustments to reflect the net profit or loss and comprehensive profit or loss as being attributable to the Partnership for all periods presented.  Such adjustments had the following impact on our previously reported condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

	As Reported	Adjustments	As Adjusted

Three months ended September 30, 2008
Net profit	$508,437	$167,656	$676,093

Nine months ended September 30, 2008
Net profit	$1,098,228	$394,813	$1,493,041

The following table presents a reconciliation of the beginning and the ending carrying amounts of total equity attributable to the Partnership and equity attributable to the noncontrolling interests.

		Accumulated
		other	General Partner		Limited Partners		Non-
		comprehensive	Contributed	Accumulated	Contributed	Accumulated	controlling
	Total	income	capital	deficit	capital	deficit	interest

December 31, 2008	$(2,402,029)	$(927,229)	$1,000	$(511,003)	$48,817,997	$(50,308,283)	$525,489

Net profit	2,009,965	—	—	11,992	—	1,187,226	810,747
Currency translation adjustment	240,977	160,653	—	—	—	—	80,324
September 30, 2009	$(151,087)	$(766,576)	$1,000	$(499,011)	$48,817,997	$(49,121,057)	$1,416,560

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5 — Recent Accounting Pronouncements Continued

In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events at ASC 855, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. In accordance with the guidance, we have evaluated subsequent events through the date and time the financial statements were issued on November 12, 2009.

In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements at ASC 605.25. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

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

In the second quarter, the General Partner agreed to the transfer of customer and supplier contracts relating to NTL South Herts’ premium TV services, resulting in a transfer of revenue and costs to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media, which as of June 1, 2009 carried substantially all Virgin Media’s premium TV channels and associated revenue and costs.  This is not expected to be detrimental to the results of operations or financial position of NTL South Herts.

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

General Macroeconomic Factors.  General macroeconomic factors in the U.K. have an impact on our business.  For example, during an economic slowdown, potential and existing customers may be less willing, or able, to purchase our products or upgrade their services.  We may also experience increased churn and higher bad debt expense.

Currency Movements.  Because substantially all of our revenue and operating costs are earned and paid in U.K. pounds sterling, but we report our financial results in U.S. dollars, our financial results are impacted by currency fluctuations which are unrelated to our underlying results of operations.

Integration and Restructuring Activities.  In the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization.  While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, it expects that 2009 costs will be at a similar level to 2009 savings.  These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs, and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs.  In total, Virgin Media expects to incur operating expenditures of between £120 million to £140 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period.  Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

Churn.  Churn is a measure of the number of customers who stop subscribing to any of our services.  An increase in our churn can lead to increased costs and reduced revenue.  We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rate.  Our ability to reduce our churn rate beyond a base level is limited by factors such as competition, the economy and customers moving outside our network service area, in particular during the summer season.  Managing our churn rate is a significant component of our business plan.  Our churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

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

Seasonality.  Some revenue streams are subject to seasonal factors.  For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months.  Our churn rate includes persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rate during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

Consolidated Results of Operations

Three Months Ended September 30, 2009 and 2008

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended September 30, 2009 and 2008:

	Three months ended			Three months ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(Adjusted)			(Adjusted)
Revenue	$7,198,079	$8,504,333	(15.4)	£4,370,384	£4,499,664	(2.9)
Operating costs	(2,474,802)	(3,588,743)	(31.0)	(1,485,178)	(1,900,798)	(21.9)
Allocated overhead	(2,460,936)	(2,890,500)	(14.9)	(1,489,449)	(1,528,564)	(2.6)
Management fees	(359,904)	(425,217)	(15.4)	(218,519)	(224,983)	(2.9)
Selling, general and administrative expenses	(32,833)	(20,227)	62.3	(19,912)	(10,711)	85.9
Operating income	1,869,604	1,579,646	18.4	1,157,326	834,608	38.7
Interest expense	(731,721)	(1,161,084)	(37.0)	(442,006)	(613,614)	(28.0)
Exchange gains	56,613	257,531		41,674	132,221

Net profit	1,194,496	676,093	76.7	756,994	353,215	114.3
Noncontrolling interest	(407,249)	(167,656)	142.9	(255,396)	(87,769)	191.0
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$787,247	$508,437	54.8	£501,598	£265,446	89.0

Revenue

For the three months ended September 30, 2009, revenue decreased by 15.4% to $7.2 million from $8.5 million for the three months ended September 30, 2008, and revenue expressed in pounds sterling decreased by 2.9% to £4.4 million for the three months ended September 30, 2009 from £4.5 million for the three months ended September 30, 2008.  The decrease was primarily driven by a full quarter’s impact on revenue of the transfer of customer and supplier contracts relating to the NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media, partially offset by the impact of selective price increases and continued growth in triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended September 30, 2009, operating costs decreased by 31.0% to $2.5 million from $3.6 million for the three months ended September 30, 2008, and operating costs expressed in pounds sterling decreased by 21.9% to £1.5 million for the three months ended September 30, 2009 from £1.9 million for the three months ended September 30, 2008.  The reduction in operating costs was primarily driven by a full quarter’s impact on cost of goods sold of the transfer of customer and supplier contracts relating to NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media. For the three months ended September 30, 2009 and 2008, depreciation expense included in operating costs was $1,124,374, or £684,441, and $1,567,503, or £830,188, respectively.

Allocated overhead

For the three months ended September 30, 2009, allocated overhead decreased by 14.9% to $2.5 million from $2.9 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, allocated overhead expressed in pounds sterling decreased by 2.6% to £1,489,449 from £1,528,564 for the three months ended September 30, 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling decreased due to a reduction in selling, general and administrative expenses incurred by Virgin Media Inc.

Management fees

For the three months ended September 30, 2009, management fees decreased by 15.4% to $359,904 from $425,217 for the three months ended September 30, 2008, and management fees expressed in pounds sterling decreased by 2.9% to £218,519 for the three months ended September 30, 2009 from £224,983 for the three months ended September 30, 2008.  Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the three months ended September 30, 2009, selling, general and administrative expenses increased to $32,833, or £19,912, from $20,227, or £10,711, for the three months ended September 30, 2008.  The increase was primarily due to higher audit fees.

Interest expense

For the three months ended September 30, 2009, interest expense decreased by 37.0% to $0.7 million from $1.2 million for the three months ended September 30, 2008, and interest expense expressed in pounds sterling decreased by 28.0% to £0.4 million for the three months ended September 30, 2009 from £0.6 million for the three months ended September 30, 2008.  This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

We paid no cash interest for the three months ended September 30, 2009 and 2008.

Exchange gains

For the three months ended September 30, 2009, foreign currency exchange gains were $56,613, or £41,674, as compared with gains of $257,531, or £132,221, for the three months ended September 30, 2008.  The change in foreign currency exchange gains was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar strengthened by approximately 3% against the pound sterling from June 30, 2009 to September 30, 2009.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Noncontrolling interest

During the three months ended September 30, 2009, the profit attributable to the noncontrolling interest was $407,249, or £255,396, compared with $167,656, or £87,769, for the three months ended September 30, 2008.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended September 30, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $787,247, or £501,598 as compared with $508,437, or £265,446, for the three months ended September 30, 2008, primarily due to the reasons described above.

Nine Months Ended September 30, 2009 and 2008

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the nine months ended September 30, 2009 and 2008:

	Nine months ended			Nine months ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(Adjusted)			(Adjusted)
Revenue	$21,028,124	$26,565,038	(20.8)	£13,634,263	£13,644,788	(0.1)
Operating costs	(8,041,809)	(11,482,732)	(30.0)	(5,214,167)	(5,897,957)	(11.6)
Allocated overhead	(7,409,828)	(8,918,243)	(16.9)	(4,804,401)	(4,580,741)	4.9
Management fees	(1,051,406)	(1,328,252)	(20.8)	(681,713)	(682,239)	(0.1)
Selling, general and administrative expenses	(97,010)	(64,451)	50.5	(62,900)	(33,104)	90.0
Operating income	4,428,071	4,771,360	(7.2)	2,871,082	2,450,747	17.2
Interest expense	(2,243,211)	(3,528,189)	(36.4)	(1,454,458)	(1,812,209)	(19.7)
Exchange (losses) gains	(174,895)	249,870		(113,399)	128,342

Net profit	2,009,965	1,493,041	34.6	1,303,225	766,880	69.9
Noncontrolling interest	(810,747)	(394,813)	105.3	(525,674)	(202,791)	159.2
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$1,199,218	$1,098,228	9.2	£777,551	£564,089	37.8

Revenue

For the nine months ended September 30, 2009, revenue decreased by 20.8% to $21.0 million from $26.6 million for the nine months ended September 30, 2008, and revenue expressed in pounds sterling remained relatively unchanged at £13.6 million for the nine months ended September 30, 2009 and 2008. Revenue was relatively unchanged as the decline in revenue from the transfer of premium TV services, as discussed above, was offset by the impact of selective price increases and continued growth in triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the nine months ended September 30, 2009, operating costs decreased by 30.0% to $8.0 million from $11.5 million for the nine months ended September 30, 2008, and operating costs expressed in pounds sterling decreased by 11.6% to £5.2 million for the nine months ended September 30, 2009 from £5.9 million for the nine months ended September 30, 2008.  The reduction in operating costs was primarily a reflection of lower depreciation, as a result of fixed assets becoming fully depreciated, together with a reduction in cost of goods sold relating to the transfer of premium TV services, as discussed above.  For the nine months ended September 30, 2009 and 2008, depreciation expense included in operating costs was $3,202,353, or £2,076,349, and $5,008,711, or £2,572,660, respectively.

Allocated overhead

For the nine months ended September 30, 2009, allocated overhead decreased by 16.9% to $7.4 million from $8.9 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, allocated overhead expressed in pounds sterling increased by 4.9% to £4.8 million from £4.6 million for the nine months ended September 30, 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased in line with Virgin Media’s overall cost base as a result of higher network and other operating costs incurred by Virgin Media and also as a result of higher restructuring and other charges in connection with Virgin Media’s restructuring program initiated in the fourth quarter of 2008.

Management fees

For the nine months ended September 30, 2009, management fees decreased by 20.8% to $1,051,406 from $1,328,252 for the nine months ended September 30, 2008, and management fees expressed in pounds sterling decreased by 0.1% to £681,713 for the nine months ended September 30, 2009 from £682,239 million for the nine months ended September 30, 2008.  Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the nine months ended September 30, 2009, selling, general and administrative expenses increased to $97,010, or £62,900, from $64,451, or £33,104, for the nine months ended September 30, 2008.  The increase was primarily due to higher audit fees.

Interest expense

For the nine months ended September 30, 2009, interest expense decreased by 36.4% to $2.2 million from $3.5 million for the nine months ended September 30, 2008, and interest expense expressed in pounds sterling decreased by 19.7% to £1.5 million for the nine months ended September 30, 2009 from £1.8 million for the nine months ended September 30, 2008.  This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

We paid no cash interest for the nine months ended September 30, 2009 and 2008.

Exchange (losses) gains

For the nine months ended September 30, 2009, foreign currency exchange losses were $174,895, or £113,399, as compared with gains of $249,870, or £128,342, for the nine months ended September 30, 2008.  The change in foreign currency exchange losses and gains was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar weakened by approximately 9% against the pound sterling from December 31, 2008 to September 30, 2009.  Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Noncontrolling interest

During the nine months ended September 30, 2009, the profit attributable to the noncontrolling interest was $810,747, or £525,674, compared with $394,813, or £202,791, for the nine months ended September 30, 2008.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the nine months ended September 30, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $1,199,218, or £777,551, as compared with $1,098,228, or £564,089, for the nine months ended September 30, 2008, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Total customers	33,476	33,399	33,457	33,495	33,742
Digital television subscribers	26,602	26,217	26,048	25,809	25,057
Analog television subscribers	—	—	5	6	350
Broadband internet subscribers	27,090	26,785	26,613	26,355	26,026
Telephony subscribers	29,424	29,284	29,245	29,232	29,082
Average monthly churn (1)	1.5%	1.3%	1.2%	1.3%	1.8%

(1)   Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the nine months ended September 30, 2009, we generated $0.5 million from our operating activities compared with $0.8 million in the nine months ended September 30, 2008, which was used to purchase fixed assets including equipment for customer installations.  Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties.

Liquidity and Capital Resources

We have no financing independent of Virgin Media.  We are reliant upon the support of Virgin Media to continue our operations.  As of September 30, 2009, we had consolidated current liabilities of $42.6 million due to Virgin Media group companies compared with $43.8 million as of December 31, 2008 and $54.5 million as of September 30, 2008.

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

Virgin Media had £5,972.0 million of debt outstanding as of September 30, 2009, compared to £6,170.1 million as of December 31, 2008 and £6,082.6 million as of September 30, 2008, and £351.6 million of cash and cash equivalents as of September 30, 2009, compared to £181.6 million as of December 31, 2008 and £521.4 million as of September 30, 2008.  The decrease in debt since September 30, 2008 is primarily attributable to the voluntary prepayment of £300 million of senior bank debt in December 2008 partially offset by movements in exchange rates.  The decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

On June 3, 2009, Virgin Media issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016.  On July 21, 2009, Virgin Media issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009.  Virgin Media used the net proceeds from the June 2009 note issuance and the July 2009 note issuance, together with additional cash reserves, to repay £608.5 million and £403.6 million, respectively, of obligations under its senior credit facility that were originally scheduled to be paid in 2010 and 2012. On November 9, 2009, Virgin Media issued a further $600 million aggregate principal amount of 8.375% senior notes due 2019 and £350 million aggregate principal amount of 8.875% senior notes due 2019.  Virgin Media intends to use the net proceeds from the senior notes due 2019 to redeem a portion of the outstanding senior notes due 2014 of Virgin Media Finance PLC.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense.  Virgin Media also has significant principal payments under its senior credit facility due from 2011 to 2013, as described below. The levels of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services.  Virgin Media expects that its cash on hand, together with cash from operations and amounts undrawn on its revolving credit facility, will be sufficient for its cash requirements through September 30, 2010.  However, Virgin Media’s cash requirements after September 30, 2010 may exceed these sources of cash.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see the annual report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K filed with the SEC on May 27, 2009, and its quarterly report on Form 10-Q for the three and nine months ended September 30, 2009, as filed with the SEC on October 29, 2009.

Off-Balance Sheet Transactions

As of September 30, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the nine months ended September 30, 2009 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling.  We report in U.S. dollars and are therefore, exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $4,000 for the nine months ended September 30, 2009.

We have no debt other than amounts due to affiliates.  As of September 30, 2009 and 2008, we had approximately $42.6 million and $54.5 million, respectively, in amounts due to Virgin Media group companies.  Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media.  Therefore we are exposed to changes in Virgin Media’s borrowing rate.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $300,000 for the nine months ended September 30, 2009.

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

Item 1A.  Risk Factors

Except for the following, there have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009:

The sectors in which Virgin Media competes are subject to rapid and significant changes in technology, and the effect of technological changes on its businesses cannot be predicted.

The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, enhancements to existing mobile network technologies that increase capacity and speed such as Long Term Evolution, or LTE, internet protocol television, or future technological breakthroughs, may result in our core offerings becoming less competitive or render Virgin Media’s existing products and services obsolete. Virgin Media may not be able to develop new products and services at the same rate as its competitors or keep up with trends in the technology market as well as its competitors. The cost of implementing emerging and future technologies could be significant, and Virgin Media’s ability to fund that implementation may depend on its ability to obtain additional financing. Similarly, the deployment of new services, such as LTE services, in the spectrum frequencies in which Virgin Media operates could have an impact on the existing services offered by Virgin Media, with consequential impact on its and our business.

Virgin Media continues to face amortization pressures under its senior credit facility, and Virgin Media may not be able to refinance its debt obligations or may be able to refinance only on terms that will increase its cost of borrowing.

As of September 30, 2009, Virgin Media had amortization payments of £0.2 million and £285.7 million due in 2010 and 2011, respectively. Virgin Media expects to be able to address those payments through cash flow from operations and, if required, amounts then undrawn on its revolving credit facility. However, if Virgin Media should need to secure additional funding, it may not be able to obtain financing or sell assets, at all or on favorable terms, or Virgin Media may be contractually prevented by the terms of its senior notes or its senior credit facility from incurring additional indebtedness or selling assets.

As of September 30, 2009, Virgin Media also had amortization payments of £2,540.9 million due in 2012. Virgin Media does not expect to generate sufficient cash flow from operations to satisfy all of the 2012 payments. Virgin Media expects to address this shortfall in advance thereof through a comprehensive refinancing of its senior secured debt, which may take place at any time before the amortization payments are due. Virgin Media’s ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt markets. Even if the debt markets improve, the size of the amounts outstanding under Virgin Media’s senior credit facility may be too large to be refinanced with senior bank debt and Virgin Media may need to raise additional capital by doing one or more of the following:

• raising additional debt other than senior bank debt, such as secured or unsecured high yield debt, on terms that may increase its cost of borrowing or result in more onerous terms;

• selling or disposing of some of its assets, possibly on unfavorable terms; or

• issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders.

Virgin Media cannot be sure that any of, or any combination of, the above actions would be available or sufficient to fund its debt obligations or that it will be able to refinance its debt obligations on favorable terms or at all.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2009.

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

Date: November 12, 2009

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

Date: November 12, 2009

	By:	/s/ ROBERT GALE
Robert Gale Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: November 12, 2009

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.