Form 10-K
period 2009-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2010-03-17
CIK 857957

Use these links to rapidly review the document

Index to Consolidated Financial Statements and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1145140 (I.R.S. Employer Identification No.)
Media House, Bartley Wood Business Park, Hook, Hampshire, England, RG27 9UP (Address and of principal executive offices including Zip Code)
+44 1256 752000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Limited Partnership Interests

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Small reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's limited partnership interests held by non-affiliates as of June 30, 2009, based on a price per limited partnership interest of $65.56 which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter of 2009, was $3,732,659.

         As of March 12, 2010, there were 56,935 limited partnership interests of the registrant outstanding. There is no established public market for the registrant's limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE
None

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)
FOR THE YEAR ENDED DECEMBER 31, 2009

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

        In this annual report, unless the context otherwise requires, the term "we", "us", "our" and similar terms refers to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries.

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

  •
  the effect of technological changes on Virgin Media's business;

  •
  Virgin Media's ability to maintain and upgrade its networks in a cost-effective and timely manner;

  •
  possible losses in Virgin Media's revenues due to systems failures;

  •
  Virgin Media's ability to control unauthorized access to its network;

  •
  Virgin Media's reliance on third-party suppliers and contractors to provide necessary hardware, software or operational support;

  •
  Virgin Media's continued right to use the Virgin name and logo;

  •
  Virgin Media's ability to manage customer churn;

  •
  general economic conditions;

  •
  Virgin Media's ability to provide attractive programming at a reasonable cost;

  •
  Virgin Media's ability to implement its restructuring plan successfully and realize the anticipated benefits;

  •
  currency and interest rate fluctuations;

  •
  Virgin Media's ability to fund debt service obligations and refinance its debt obligations;

  •
  Virgin Media's ability to obtain additional financing in the future; and

  •
  Virgin Media's ability to comply with restrictive covenants in its indebtedness agreements.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Summary Corporate Structure

        The following chart shows on a condensed basis the corporate structure of Virgin Media and its relationship to us as of December 31, 2009. The chart does not show Virgin Media's operating or other intermediate companies.

*
NTL Fawnspring Limited is an indirect wholly owned subsidiary of Virgin Media and is our General Partner.

**
NTL (South Hertfordshire) Limited is a U.K. corporate subsidiary owned 66.7% by us and 33.3% by Virgin Media.

Exchange Rates

        The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on March 5, 2010 was $1.5115 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low
2005	$1.7188	$1.8147	$1.9292	$1.7138
2006	1.9586	1.8582	1.9794	1.7256
2007	1.9843	2.0073	2.1104	1.9235
2008	1.4619	1.8424	2.0311	1.4395
2009	1.6167	1.5704	1.6977	1.3658
2010 (through March 5, 2010)	1.5115	1.5624	1.6370	1.4940

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

        Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2009 are translated to U.S. dollars at an exchange rate of $1.6167 to £1.00, and all amounts disclosed for the year ended December 31, 2009 are based on an average exchange rate of $1.5653 to £1.00. All amounts disclosed as of December 31, 2008 are based on an exchange rate of $1.4619 to £1.00, and all amounts disclosed for the year ended December 31, 2008 are based on an average exchange rate of $1.8523 to £1.00. All amounts disclosed for the year ended December 31, 2007 are based on an average exchange rate of $2.0017 to £1.00. U.S. dollar amounts for any individual period within a fiscal year are determined by multiplying the pound sterling financial results for the period from January 1 to the end of the current period by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial results for the period from January 1 to the end of the previous period of that fiscal year. The variation among the exchange rates for 2009, 2008 and 2007 has affected the U.S. dollar comparisons significantly.

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

        We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is a U.K. corporate subsidiary principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and broadband internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the ultimate parent company of NTL Fawnspring Limited, the General Partner, to continue our operations as a going concern.

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

About NTL South Herts

Franchise Area

        The area covered by our cable system, which we refer to as the franchise area, comprises the administrative areas in South Hertfordshire: Three Rivers, Watford and Hertsmere. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. There are approximately 95,400 homes in the franchise area, all of which are passed by our cable television/telephone network. Construction in the franchise area is complete.

Operations

        Construction of a cable television-only network in the franchise area commenced in early 1991 and integrated cable television/telephone network architecture was developed for this franchise in late 1991. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, we commenced the rollout of digital cable television services within the franchise area and in 2001 we commenced broadband internet access services. As of December 31, 2009, NTL South Herts serviced 26,911 digital television subscribers, 29,646 residential telephony subscribers and 27,511 broadband internet subscribers, representing a total of 33,668 residential customers with a penetration level of 35.3% of the homes in the franchise area.

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

        Our operations are fully integrated into the operations of Virgin Media. Accordingly, the following business description describes Virgin Media's operations of which we comprise a part.

Virgin Media's Business

        Virgin Media is incorporated in the State of Delaware, United States. Its principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440. Its U.K. headquarters are located outside of London, England in Hook, Hampshire. Virgin Media's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available free of charge on its website at www.virginmedia.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of its website can be accessed under the heading "About Virgin Media—Investors Information". The information on its website is not incorporated into this annual report.

        Virgin Media is a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. Virgin Media is one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. Virgin Media believes its advanced, deep fiber access network enables Virgin Media to offer faster and higher quality broadband services than its digital subscriber line, or DSL, competitors. As a result, Virgin Media provides its customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2009, Virgin Media provided services to approximately 4.8 million residential cable customers on its network. Virgin Media is also one of the U.K.'s largest mobile virtual operators by number of customers, providing mobile telephone services to 2.2 million pre-pay mobile customers and nearly one million contract mobile customers over third party networks. As of December 31, 2009 approximately 60.5% of residential customers on Virgin Media's cable network were "triple-play" customers, receiving broadband internet, television and fixed line telephone services from them, and approximately 10.7% were "quad-play" customers.

        In addition, Virgin Media provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). Virgin Media also provides a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates its wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, its joint ventures with BBC Worldwide.

        In 2009, Virgin Media implemented a new operating model for its organization and made corresponding revisions to its internal reporting structure and the related financial information used by its management, including its chief operating decision maker, to assess the performance of its business. As of December 31, 2009, Virgin Media's operating segments were as follows:

  •
  Consumer:  Its Consumer segment includes the distribution of television programming over its cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off its cable network. Virgin Media's Consumer segment also includes its mobile telephony and mobile broadband operations, provided through Virgin Mobile.

  •
  Business:  Its Business segment includes the voice and data telecommunication and internet solutions services it provides through Virgin Media Business to businesses, public sector organizations and service providers.

  •
  Content:  Its Content segment includes the operations of its wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in its Content segment revenue, its content management team also oversees its interest in the UKTV television channels through its joint ventures with BBC Worldwide. On April 1, 2009, Virgin Media sold its sit-up reporting unit which operated a portfolio of auction based retail television channels and was formerly included within its Content segment.

        NTL South Herts operates primarily within Virgin Media's Consumer segment. As such, further discussion on Virgin Media's business within this document is primarily focused on its Consumer segment.

Virgin Media's Cable Network Advantage

        Uniquely in the U.K., Virgin Media's network architecture includes hybrid fiber coax, or HFC, with optical fiber deployed to street cabinets, and a twinned cable, consisting of both high-capacity coaxial cable and twisted copper-pair elements, extending from the street cabinet to customers' homes. Virgin Media believes that this deployment of coaxial cable directly to the home closer to the end user, or deep fiber access, provides it with several competitive advantages in the areas served by its network. For example, its cable network allows it to concurrently deliver downstream broadband services, together with real-time television and video-on-demand content, at higher speeds and with less data loss than comparable services of other providers. Virgin Media's competitors are reliant on the access infrastructure of the incumbent, BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer's home. Service providers using DSL technology over BT's existing network can currently only provide video services subject to capacity limits which can affect data download speeds. Virgin Media's cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, Virgin Media's cable infrastructure allows it to provide "triple-play" bundled services of broadband internet, television and fixed line telephony services to residential customers in areas served by its network, without relying on a third-party service provider or network. See "—Virgin Media's Network" below for more detailed information relating to its network.

Consumer Segment

Cable Products and Services

        Virgin Media provides cable broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Its cable services are distributed via its local access cable network. The cable network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. Virgin Media offers its customers a choice of several packages and tariffs within each of its cable product categories. Virgin Media's bundled packaging and pricing are designed to encourage its customers to purchase multiple services across its product portfolio by offering discounts to customers who subscribe to two or more of Virgin Media's products. The types and number of services that each customer uses, and the prices Virgin Media charges for these services, drive its revenue. For example, broadband internet is more profitable than its television services and, on average, its "triple-play" customers are more profitable than "double-play" or "single-play" customers. As of December 31, 2009, 85.2% of its cable customers received multiple services from Virgin Media and 60.5% were "triple-play" receiving broadband internet, television and fixed line telephone services from Virgin Media.

Broadband Internet

        Virgin Media delivers high-speed broadband internet services to customers on its cable network. As of December 31, 2009, it provided cable broadband services to approximately 3.8 million subscribers. In 2009, Virgin Media completed significant upgrades to its network, including the network-wide roll-out of the latest DOCSIS 3.0 technology, which significantly increased upstream and downstream data transmission speeds across its network. Following these network upgrades, in July 2009, Virgin Media became the first provider to offer download speeds of up to 50 Mbps to over 12 million homes across the UK. In May 2009, Virgin Media also initiated preliminary trials of download speeds of up to 200 Mbps and upload speeds of up to 10 Mbps within limited geographic areas.

        Virgin Media's broadband internet offering currently focuses on three tiers of high-speed broadband service at download speeds of up to 10 Mb, 20 Mb and 50 Mb, respectively. Virgin Media customers within each of these tiers also benefit from unlimited downloads, subject to its fair usage and traffic management policies, and advanced security software, including anti-virus and anti-spyware protection. In 2009, Virgin Media also increased its focus on developing additional products to complement its broadband offering, such as its online data storage service, which allows its top tier subscribers to back-up, store and share specified amounts of data and photographs online for no additional charge. Virgin Media also expects to launch a digital music service in 2010, which will allow its cable broadband customers to stream and download an unlimited number of music tracks from Universal Music's catalogue for a monthly subscription fee.

        Virgin Media operates a web portal, virginmedia.com, which offers a broad range of content, such as music, games, movies and television programming, including near-live clips of English football highlights. In December 2009, Virgin Media introduced an online gaming channel to its web portal, which was followed in January 2010, by the launch of a music channel, offering streaming video content. Virgin Media's customers are also able to access their email accounts and customer care information through its website. Virgin Media generates revenue from its website, primarily from third-party advertising and search engines. Virgin Media also uses the website to cross-promote its product portfolio.

Television

        Virgin Media offers a wide range of television services to customers on its cable network. As of December 31, 2009, Virgin Media provided cable television services to approximately 3.7 million residential subscribers, of which approximately 3.6 million received its digital television, or DTV service and approximately 87,000 received its analog television, or ATV, service.

        Virgin Media's DTV service includes access to over 160 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services. From June 2009, Virgin Media's subscription-based premium television services have been provided by its Luxembourg subsidiary, Future Entertainment Sarl, trading as Virgin Media Entertainment. Virgin Media offers a free-to-air digital television service, or Free TV, to certain customers on its cable platform. Virgin Media's Free TV service provides access to approximately 45 linear channels and radio services such as Virgin1, Five US, Five, E4 and Yesterday. In addition to its linear television services, which allow its customers to view television programming at a scheduled time, its DTV and Free TV customers also have access to certain digital interactive services, including one of the most comprehensive video-on-demand, or VOD, services in the U.K. See "Virgin TV On Demand" below. Virgin Media also provides ATV services to customers in limited geographic areas.

        Virgin Media's cable network enables it to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. Virgin Media also offers interactive "red button" applications from the BBC and other commercial broadcasters.

"Red button" functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

  Virgin TV On Demand

        Virgin Media's VOD service, Virgin TV On Demand, provides its customers with instant access to a wide selection of premium movies, television programs and series, music videos and other on-demand content. The service offers features such as freeze frame, fast-forward and rewind, which allow its customers increased control over the content and timing of their television viewing. Additionally, Virgin Media's cable network enables it to provide VOD content to its customers with no concurrent degradation of their broadband speed. As of December 31, 2009, Virgin Media had over 4,500 hours of on-demand content. In 2009, its VOD usage increased to 74 million average monthly views in the fourth quarter, up from 55 million average monthly views in the first quarter. Virgin Media believes that customers who use its VOD service are less likely to churn.

        The primary types of content available within Virgin TV On Demand are TV programming, movies and music videos. A selection of content is available free of charge to all of Virgin Media's DTV customers. This is primarily focused within Virgin Media's 'catch-up' TV service which offers approximately 480 hours of popular broadcast TV shows. Virgin Media also offers BBC iPlayer as part of its on-demand service, which enables viewers to catch-up on over 350 hours of BBC programs. In 2009, Virgin Media expanded its VOD offering with content from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K., including the addition of up to 80 hours of catch-up TV per week.

        Virgin Media offers its DTV customers a subscription VOD, or SVOD, package, including up to 2,300 episodes of premium TV programming and over 3,000 music videos. Virgin Media's SVOD package is provided free of charge to subscribers to its top tier TV package and is available for an additional monthly fee to its other DTV customers. In 2009, Virgin Media expanded its SVOD offering with the launch of 'Picture Box,' a subscription movie-on-demand service, offering premium movie content in both standard and high definition format, and with the addition of over 250 hours of TV programming from ITV. All of Virgin Media's DTV customers also have access to pay-per-transaction content, including approximately 500 movies and its entire library of music videos. Pay-per-transaction movies and music are available for 24 hours after purchase and may be accessed multiple times during that period for a single fixed charge.

  High Definition Television

        In 2009, Virgin Media expanded its high definition, or HD, television offering with the introduction of six linear HD channels: ESPN HD, LIVING HD, FX HD, MTV Networks HD, National Geographic Channel HD and C4 HD. Virgin Media also offers HD versions of BBC linear and on-demand content. As of December 31, 2009, Virgin Media offered approximately 260 hours of HD content on Virgin TV On Demand, including BBC iPlayer, HD films and a range of HD TV programming such as Generation Kill, The Sopranos and Planet Earth. Virgin Media's HD content is available to its DTV and Free TV customers.

  Digital Video Recorders

        Virgin Media offers one of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to pause or rewind the program at any point during or after broadcast. The Virgin Media DVR, which is called the "V+ Box", is available to its DTV customer base for a premium monthly rental option or an up-front payment as part of its top tier. The V+ Box has 160

Gigabytes of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Virgin Media's V+ Box customers with an HD-compatible television can also access its HD on-demand content. As of December 31, 2009, Virgin Media had approximately 862,000 V+ Box customers, representing 23.6% of its digital subscribers.

        In 2009, Virgin Media entered into a strategic partnership with TiVo Inc., or TiVo, to develop a next generation set-top box which provides converged television and broadband capabilities. Under the agreement, TiVo will become the exclusive provider of user interface software for Virgin Media's next generation set-top boxes and Virgin Media will become the exclusive distributor of TiVo services and technology in the United Kingdom.

Fixed Line Telephony

        Virgin Media provides local, national and international telephony services to its residential customers on its cable network. Virgin Media offers a basic line rental service to its cable customers for a fixed monthly fee. In addition to basic line rental, Virgin Media also offers tiered bundles of features and services, including calling plans that enable customers to make unlimited national landline calls during specified periods, for an incremental fixed monthly fee. Virgin Media's customers may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. As of December 31, 2009, Virgin Media provided cable telephony services to approximately 4.1 million residential subscribers.

Marketing and Sales

        Virgin Media's consumer strategy focuses primarily on marketing bundled offerings of products and services across its "quad-play" portfolio to existing and potential customers. Virgin Media's bundling strategy provides its customers with discounts from the price of buying its services separately and the convenience of a single bill. Virgin Media believes that customers who subscribe to multiple services from it are less likely to churn. Virgin Media also actively pursues opportunities to cross-sell complementary services across its product range and up-sell higher value services to its existing customers.

        Virgin Media offers its consumer products and services through a broad range of retail channels, including via telesales, customer care centers, online and points of sale. Virgin Media also engages in direct marketing initiatives through a dedicated national sales force of approximately 250 representatives, as well as comprehensive national and regional mass media advertising initiatives. In 2009, Virgin Media significantly expanded its portfolio of own brand stores with the opening of 26 Virgin Media branded retail stores and the introduction of 23 Virgin Media branded shopping center kiosks. Virgin Media's own brand stores and kiosks offer a complete range of its consumer products and services and, on average, more than half of customers that subscribed to its services at one of its own brand stores during 2009 took one of its triple-play or quad-play product bundles. As of December 31, 2009, Virgin Media had in aggregate 49 own brand stores and 23 kiosks.

        In February 2010, Virgin Media announced its agreement with leading electronics retailer, Best Buy, to showcase and sell Virgin Media products in their stores in the U.K., which are expected to open in the second quarter of 2010.

Customer Service

        Virgin Media believes that effective customer care contributes to customer satisfaction, which results in reduced churn and improved acquisition rates of new customers. As of December 31, 2009, Virgin Media employed approximately 2,450 staff for its cable and non-cable call centers.

Business Segment

        Virgin Media's Business segment, managed through Virgin Media Business (formerly ntl:Telewest Business), offers a broad portfolio of voice, data and internet solutions to commercial customers in the U.K., ranging from analog telephony to managed data networks and applications. Through Virgin Media Business, Virgin Media provides services to approximately 65,000 U.K. businesses and over 250 local councils. Virgin Media also supplies communications services to over half of the U.K.'s emergency services providers.

Virgin Media's Network

        Virgin Media delivers high-speed voice and data services over its HFC network using Data Over Cable Service Interface Specification 3.0, or DOCSIS 3.0. Virgin Media's deep fiber access network enables it to transmit data by means of fiber optic cable from origination points known as "headends" and "hubs" to a group of distribution "nodes." The connection into each home from the fiber access network comprises two components combined into a single drop cable. First, to provide television services and high-speed broadband internet access, Virgin Media uses high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. Virgin Media currently offers download speeds of up to 50 Mbps via coaxial cable, and has trials underway with respect to download speeds of up to 200 Mbps. Second, Virgin Media uses short length twisted copper-pair to connect fixed line telephony services to its fiber access network. Virgin Media's relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2 broadband technologies, enabling speeds of up to 50 Mbps downstream and 10 Mbps upstream. As a result of the extensive use of fiber in its access networks, Virgin Media is also able to provide high-speed Ethernet services directly to business customers and provide nationwide area networking to these customers via its core networks.

        Virgin Media believes that its deep fiber access network has enabled it to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, Virgin Media completed significant upgrades to its network, including the network-wide roll-out of the latest DOCSIS 3.0 technology which significantly increased upstream and downstream transmission speeds across its network. Virgin Media also invested in extending its network and upgrading from analog to digital in select urban areas where a significant level of traffic is anticipated. In 2009, Virgin Media upgraded or extended its network to provide "triple play" cable capability to over 100,000 additional homes. As of December 31, 2009, approximately 96% of the homes served by Virgin Media's cable network could receive all of Virgin Media's digital television and fixed line telephone services.

        Virgin Media also employs a variety of alternative methods to connect its national telecommunications network over the "last mile" to the premises of customers located beyond the reach of its cable network, including by leasing circuits and DSL connections on the local networks of other service providers.

Information Technology

        The operation and support of Virgin Media's information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. Virgin Media continues to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce its dependency on high cost external support and management services. In 2009, Virgin Media completed the in-sourcing of information technology services from one of its outsourced providers, as part of its plan to consolidate systems and partners.

 Competition

Consumer Segment

        Virgin Media faces intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to Virgin Media's customers from other providers and intensify the competitive environment. See "Risk Factors—Virgin Media operates in highly competitive markets." However, Virgin Media believes that it has a competitive advantage in the U.K. residential market due to the superior technical capabilities of its cable network over the network of the incumbent BT, which many of its competitors rely on to provide their services.

        Virgin Media offers most of its products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. Virgin Media offers broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas on its cable network. Key recent developments among our primary competitors include:

  •
  BT Group plc.  BT offers fixed line telephone, broadband and IP-based television services. In 2009, BT commenced roll-out of fiber-based broadband, with coverage expected to reach up to four million homes by the end of 2010, and in aggregate up to 10 million homes by 2012. While the full implementation of this £1.5 billion program has been made subject to the continued existence of favorable regulatory conditions, it is intended to deliver a range of services using a mixture of fiber-to-the-premise or fiber-to-the-cabinet technology, to approximately 2.5 million homes and 7.5 million homes, respectively. During 2009, BT began offering customers within enabled areas broadband download speeds of up to 20 Mbps via next generation Asymmetric Digital Subscriber line, or ADSL2+, technology. BT also continued to expand its library of on-demand programming through a number of agreements with content partners for its IP pay television service, BT Vision.

  •
  British Sky Broadcasting Group plc.  BSkyB, an established competitor in the pay television market, offers aggressively discounted triple-play bundles of broadband, television and fixed line telephone services. BSkyB currently has a limited "push" VOD service, branded Sky Anytime, pursuant to which content is downloaded to compatible DVRs overnight, but has announced its intention to launch a "pull" VOD service in 2010, which will allow BSkyB to provide a real-time VOD offering. In 2009, BSkyB focused its marketing campaigns heavily on the benefits of HD television and began offering its HD-enabled DVR to subscribers at a substantially reduced cost, or free of charge. In 2010, BSkyB HD DVR was available free of charge with its basic television package. Additionally, BSkyB has also announced its intention to launch a three-dimensional, or 3D television channel in 2010.

  •
  Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. In July 2009, TalkTalk completed the acquisition of Tiscali's UK broadband business, making it the UK's largest residential broadband provider. During 2009, Carphone Warehouse continued to pursue an aggressive pricing policy for its TalkTalk fixed telephone line and broadband bundle by standardizing the package and offering "Boost" packages (including higher download speed and additional voice calls), which are each available at a fixed incremental cost per month. In 2009, Carphone Warehouse announced its intention to demerge its TalkTalk operations with effect from March 2010. Following the demerger, the resulting entities, TalkTalk Telecom Group PLC and New Carphone Warehouse PLC (to be renamed Carphone Warehouse Group plc), will compete in the markets for broadband and fixed line telephony, and mobile telephony, respectively.

  •
  Orange.  Orange offers mobile telephony, mobile broadband, fixed line telephony and broadband services. In 2009, Orange launched broadband speeds of up to 20 Mbps for those in an enabled area and began offering a leading, high-end smartphone, currently available on limited networks in the U.K. In August 2009, France Telecom and Deutsche Telekom announced the intention to merge Orange UK and T-Mobile UK as a 50/50 joint venture. If completed, the merger would result in the combined entity being the largest mobile operator in the U.K..

  •
  O2.  O2 offers mobile telephony, mobile broadband and fixed line broadband services. In 2009, O2 focused its mobile offering around smartphones, attractively priced SIM-only tariffs and its customer loyalty program. O2 also continued its aggressive pricing strategy on its home broadband packages and recently announced its intention to enter the fixed line telephony market in March 2010.

Broadband Internet

        Virgin Media's most significant competitor in the market for broadband internet services is BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service. An increasing number of companies, such as BSkyB, Carphone Warehouse (TalkTalk), O2 and Orange, are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT's network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as ADSL2+, which provides subscribers with significantly faster download speeds when compared to traditional ADSL connections.

        In addition to the increasing competition and pricing pressure in the broadband market arising from LLU, mobile broadband and technological developments, such as long term evolution, or LTE, 3G mobile technology and other wireless technologies, such as Wi-Fi and Wi-Max, may subject Virgin Media to increased competition over time in the provision of broadband services.

Cable Television

        Virgin Media's digital television services compete primarily with those of BSkyB. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both Virgin Media's principal competitor in the pay television market, and an important supplier of premium television content to Virgin Media.

        Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels as well as BBC HD and ITV1 HD. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Freeview also offers a range of DVRs under the brand "Freeview+". Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV. Top Up TV is a pay television service offering selected programs, which are typically downloaded to the set-top box overnight, for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV DVR.

        There is also a growing demand for full-length video content via broadband connections to the personal computer. Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. In 2008, the BBC launched an initiative know as Project Canvas, to develop technical standards to enable content typically accessed via a computer on the internet to be delivered directly to the television. Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled set-top boxes. Participants in the Project Canvas joint venture include ITV, C4, Five, BT and Talk Talk. If Project Canvas is implemented in its current proposed form, in which adoption of a prescribed interface is a condition for competing platforms to use the "Canvas" brand, the availability of a standardized broadband-enabled television platform may result in increased competition for pay television broadcasters. In December 2009, the BBC Trust published a consultation on its provisional decision to approve BBC's participation in the project. Virgin Media has responded to this consultation and is proactively engaged with the BBC Trust and key policy makers to ensure that Canvas does not distort effective competition.

        BBC and ITV also offer a free-to-air digital satellite alternative to Freeview DTT service, known as Freesat. Freesat offers approximately 85 subscription-free channels, including select high definition channels such as BBC HD and ITV HD. Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of DVRs under the brand "Freesat+".

        Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT television service and VOD service offered by BT over a DSL broadband connection, is available throughout the U.K. BSkyB also offers a VOD service over a broadband connection, Sky Player TV, which provides live streamed TV and VOD on a subscription basis.

        The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL. However, when ATV transmission is terminated, the DTT signal and network may be strengthened. This will enable DTT to be made available to additional customers' homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

        The communications industry is constantly evolving and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with Virgin Media's DTV and VOD services. These include DSL services mentioned above and next generation LTE services. Virgin Media expects continued advances in communications technology and in content, such as 3D TV. As a result of changes in technologies, consumer behavior, and in the regulatory and competitive environments, it is difficult to predict how its operations and businesses may be affected in the future.

Fixed Line Telephony

        Virgin Media competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the incumbent. Virgin Media also competes with other telecommunications companies that provide telephone services directly, through LLU, or indirectly, including Carphone Warehouse (TalkTalk), BSkyB, and mobile telephone operators such as O2, Orange, T-Mobile, Vodafone and 3 UK.

        Virgin Media also competes with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services.

        In addition, Virgin Media faces competition from companies offering voice over internet protocol, or VoIP, services using the customer's existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage.

Business Segment

        The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation. Competition in the U.K. business telecommunications market continues to be value driven, the key components of which are quality, reliability and price.

        Virgin Media Business competes primarily with traditional network operators, such as BT and C&W. BT represents the main competitive threat nationally due to its network reach and product portfolio. Virgin Media also competes with regional providers, such as COLT Telecom Group plc, or COLT Telecom, which have a strong network presence within limited geographic areas. Recently, Virgin Media has faced increasing competition from the launch of services by MNOs targeting small business customers.

        Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W targeting larger national and multi-national corporations. Virgin Media continues to focus on small, medium and large nationally oriented businesses and public sector organizations. SIs, such as Affiniti, a trading name of Kingston Communications (Hull) Plc, are also becoming an increasing competitive threat, as large organizations continue to focus on IT integration, management and outsourcing.

Regulatory Matters

Overview

Legislative Framework

        Virgin Media's business activities are subject to the laws and regulations of the European Union and the U.K. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant directives, statutes and regulations.

        The primary legislation relating to Virgin Media's sector is the U.K. Communications Act 2003, or the Communications Act. The Communications Act regulates all forms of communications technology, whether used for telecommunications or broadcasting, and implements a series of relevant European Union, or EU, directives, as set out below:

  •
  Directive 2002/21 on a common regulatory framework for electronic communications networks and services;

  •
  Directive 2002/20 on the authorization of electronic communications networks and services;

  •
  Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities; and

  •
  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services.

        These directives are supplemented by EU Directive 2002/58, concerning the processing of personal data and the protection of privacy in the electronic communications sector, which was implemented in the U.K. by the Privacy and Electronic Communications Regulations 2003. Collectively, the preceding five EU directives are referred to as the European Framework.

        In December 2009, the European Parliament amended the European Framework to provide for enhanced consumer and business protection measures and adopted a new directive establishing an EU-wide communications regulatory body. These reforms are required to be transposed into law in the U.K. by June 2011.

        Virgin Media is also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act and the Enterprise Act.

U.K. Regulatory Authorities

        The U.K. Office of Communications, or Ofcom, is the key regulatory authority for the communications sector in which we operate. Additionally, the U.K. Office of Fair Trading has concurrent jurisdiction with respect to competition matters relating to electronic communications. Ofcom is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets, which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market.

Development of the U.K. Digital Economy

        In June 2009, the U.K. government published a report setting out its strategy for the further development of the digital and communication sectors in the U.K., know as the Digital Britain Report. The Digital Britain Report outlines proposals, addressed to both regulators, such as Ofcom, and industry, to support and develop the U.K. digital economy. Key proposals in the area of telecommunications include:

  •
  A three year plan to boost digital participation;

  •
  universal access to broadband connections of 2 Mbps by 2012;

  •
  the creation of a fund, via taxation, to deliver next generation broadband;

  •
  liberalization of spectrum to further the deployment of long term evolution, or LTE, services; and

  •
  legal and regulatory proposals to curb digital piracy.

        In November 2009, the U.K. government published the Digital Economy Bill, which is intended to give effect to the majority of the proposals in the Digital Britain Report requiring primary legislation. The Digital Economy Bill covers a number of the recommendations under the Digital Britain Report, including measures to address illicit file sharing, and new duties of Ofcom to promote investment in networks and public service content, and to expand its reporting duties. Virgin Media intends to engage closely with the relevant authorities on the design and implementation of these measures, in particular with respect to the universal access and next generation proposals and initiatives to combat illicit file sharing.

        As part of the Digital Britain program, the U.K. government is also undertaking a number of consultations on detailed issues, including with respect to new approaches to the use and allocation of wireless radio spectrum and the next generation broadband fund. Virgin Media is actively engaged in the consultation processes related to its business activities. For example, in response to the consultation on spectrum modernization, Virgin Media has engaged with relevant U.K. governmental authorities and industry stakeholders active in the U.K. and the EU to promote its position that future uses of spectrum should not be implemented in a manner which has a significant adverse impact on the existing activities or equipment currently operating in those frequencies, including the customer premise equipment of its customers and those of other communications service providers.

Regulation of Television Services

        Virgin Media is required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which it owns or operates and for the provision of certain other services on its cable TV platform, such as electronic program guides. These television licensable content service, or TLCS, licenses are granted and administered by Ofcom. Under the licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

        In March 2007, following receipt of a request from Virgin Media, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television market. Virgin Media's joint submission outlined certain features of the U.K. pay TV market which, it believes, distort effective competition within this market and, in particular, favor the pay TV provider BSkyB. Ofcom has since solicited responses to several consultations on this market. In its latest consultation on the pay TV market, issued in June 2009, Ofcom found that BSkyB has SMP in the wholesale supply of certain premium sports and premium movie channels and further identified incentives for BSkyB to restrict supply of these channels to other pay TV providers. In this consultation, Ofcom set out specific details of its proposed wholesale must-offer remedy including indicative wholesale premium prices. In conjunction with the pay TV investigation, Ofcom is also considering a proposal by BSkyB to replace its three free-to-air channels on Freeview with a bundled retail offering of five pay TV services, referred to as Picnic, which would include certain premium sports and premium movie channels, as the competition concerns and remedies proposed by Ofcom in the pay TV investigation are of direct relevance to its assessment of Picnic. Virgin Media submitted a response to the third consultation in September 2009 and expect Ofcom to issue its final statement on the pay TV market in early 2010. If implemented in its proposed form, such a remedy could reduce the wholesale prices Virgin Media is charged for premium TV content and improve the availability of BSkyB HD premium content, which would enable it to offer more competitive and innovative consumer offerings.

        Ofcom also initiated a review in 2006 of the terms under which operators of DTV platforms in the U.K., such as Virgin Media, allow access to their platforms for third-party television channels and content providers. However, this review has not progressed beyond its initial stages and is not likely to do so until Ofcom has concluded its investigation into pay TV. Virgin Media is therefore unable to assess the likely outcome of this review and resulting impact on its activities in this sector at this time.

Regulation of Telecommunications Services

        In order to operate in the telecommunications sector, a provider must comply with general conditions imposed by Ofcom. These general conditions cover a broad range of issues, including interconnection standards, number portability, deployment of telephone numbers, access to emergency services, and sales and marketing standards. Any breach of these general conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services. Ofcom also undertakes periodic reviews of the various economic markets within the telecommunications sector to establish whether any provider has SMP warranting the imposition of remedies.

Fixed Line Telephony Services

        As a fixed network operator Virgin Media, like all other fixed network operators, including the incumbent, BT, are deemed to have SMP in wholesale call termination on its own network, and are therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on Virgin Media's ability to compete in the wholesale market. Recent changes in market conditions at the retail level led to a finding in September 2009 by Ofcom that BT no longer had SMP in retail telephony and the consequent removal of all relevant SMP conditions. This removal of SMP conditions may result in increased competition for Virgin Media in the markets for retail fixed line telephony.

Corporate Responsibility

        Virgin Media is committed to demonstrating corporate responsibility, or CR, across all of its business activities. Virgin Media has implemented a CR governance structure to deliver more effective scrutiny and management of the issues most likely to impact its reputation as a responsible business. Virgin Media's CR Committee, chaired by its chief executive officer and comprised of members of its senior management, convenes quarterly and advises on the most effective means of managing the CR risk and opportunity that emerge from this process.

        During the course of 2009, Virgin Media focused on identifying those issues that have the most impact on its ability to demonstrate CR. Virgin Media's key priority is to ensure that its customers can safely and confidently enjoy the benefits of its digital product which it refer to as the provision of "digital confidence." Other priorities include managing its environmental impact, particularly its carbon emissions; ensuring that Virgin Media deals with suppliers that share its commitment to sustainability; and developing the quality of its workplace through focusing on issues such as diversity and wellness.

Seasonality

        Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Virgin Media's consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between school years.

Research and Development

        Virgin Media's research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

        Virgin Media does not have any material patents or copyrights nor does it believe that patents play a material role in its business. Virgin Media owns or has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the exclusive right to use the "Virgin" name and logo under licenses from Virgin Enterprises Limited in connection with its corporate activities and the activities of its consumer and business operations, and a large part of its content operations. These licenses, which expire in April 2036, are exclusive to Virgin Media within the U.K. and Ireland and are subject to renewal on terms to be agreed. They entitle Virgin Media to use the "Virgin" name for the television, broadband internet, fixed line telephone and mobile phone services it provides to its consumer and business customers, and in connection with the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For Virgin Media's content operations, it is entitled to use the "Virgin Media Television" name for the creation, distribution and management of its wholly owned television channels, and to use the "Virgin" name for its television channel, Virgin1. For its business division, Virgin Media is licensed to use the name "Virgin Media Business" for the provision of business communications services. Virgin Media's license agreements provides for an annual royalty of 0.25% of certain consumer, business and content revenues, subject to a minimum annual royalty of £8.7 million in relation to its consumer and content operations, excluding Virgin1, and £1.5 million in relation to its business operations. With respect to Virgin1, Virgin Media pays an annual royalty of 0.5% of revenues received by that channel, subject to a minimum of £100,000. As part of the agreement, it has the right to adopt, and have adopted, a company name for its parent, Virgin Media Inc., over which, together with the name "Virgin Media", it retains worldwide exclusivity. Virgin Media also has the right to use the "Virgin Media Entertainment" name for its premium TV distribution operations in Luxembourg.

Employees

        As the management of our business is performed by Virgin Media, we do not have any employees on our payroll. At December 31, 2009, Virgin Media had 12,107 employees, of whom 10,939 were full-time and 1,168 were part-time employees. Virgin Media also had 1,355 temporary employees. Approximately 12% of its employees are covered by recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the relevant union or Virgin Media with three months' written notice. Except for these arrangements, no other employees are covered by collective bargaining agreements. Virgin Media believes it has good relationships with its employees, CWU and BECTU.

Item 1A.    RISK FACTORS

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We rely on the continued support of Virgin Media.

        We do not directly employ personnel of our own. The various personnel required to operate our network are employed by Virgin Media Limited and its affiliates, and our business is managed by our General Partner, NTL Fawnspring Limited, a wholly owned subsidiary of Virgin Media, from its headquarters in Hook, Hampshire. We also generally rely on Virgin Media's management, organization, financing and infrastructure to carry on our business operations. If Virgin Media were unable, or ceased, to provide us with these essential services, we would be unable to provide services to our customers. Our reputation would be materially adversely affected and we would lose customers and revenue. We might not be able to continue the operation of our business.

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

        Our General Partner has a duty to act in good faith and in our best interests in dealing with us, and not to take advantage of (or permit its respective affiliates to take advantage of) the conflicts arising out of these relationships. However, none of the arrangements were negotiated at arm's-length and there can be no assurance that the terms are as favorable as those available from unaffiliated parties.

We have incurred losses in the past and may not be profitable in the future.

        In 2009, we made a net profit of $4.8 million, however we have incurred substantial aggregate net losses since our inception. We may not continue to make a net profit in the future and may never be profitable on an aggregate basis. Additionally, failure to achieve profitability could adversely affect our ability to make required payments or obtain additional required funds which would make it impossible for us to continue to operate our business.

We operate in a limited geographical area.

        Our franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, in which there are approximately 95,400 homes. Given the relatively limited size of our franchise area, material problems affecting our ability to provide services to our customers would likely affect the totality of our franchise area. Consequently, any resulting loss of customers and revenues would not be compensated by revenues from another part of our business that would not have been affected. Similarly, other local events may disproportionately affect customers, business, and revenues.

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

Risks Relating to Virgin Media's Business and Industry

        We operate entirely within Virgin Media's Consumer and Business segments and our services are provided and sold to our customers by Virgin Media on an integrated basis with Virgin Media services. As a result, the following Virgin Media risk factors are also relevant to our operations, and references to the risks to Virgin Media should, as appropriate, be read as risks to us.

Virgin Media operates in highly competitive markets.

        The markets for broadband internet, television, telephony and business services in which Virgin Media operates are highly competitive. Virgin Media faces significant competition from established and new competitors in each of these markets, and believes that competition will intensify as technology evolves. For example, distribution of entertainment and other information over the internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer "triple-play" bundles of digital television, fixed line telephone and broadband services, or "quad-play" bundles including mobile telephone services. Many of Virgin Media's competitors are part of multi-national groups, and some may have substantially greater financial resources and benefit from greater economies of scale than it does.

        In order to compete effectively, Virgin Media may be required to reduce the prices it charges for its services or increase the value of its services without being able to recoup associated costs. In addition, some of its competitors offer services that Virgin Media is unable to offer. Any increase in competitive pressures in its markets may lead to a decrease in its average revenue per user, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on its business, financial condition, results of operations and cash flows.

The sectors in which Virgin Media competes are subject to rapid and significant changes in technology, and the effect of technological changes on its businesses cannot be predicted.

        The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging, wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, may result in Virgin Media's core offerings becoming less competitive or render its existing products and services obsolete. Virgin Media may not be able to develop new products and services at the same rate as its competitors or keep up with trends in the technology market as well as its competitors. The cost of implementing emerging and new technologies could be significant, and its ability to fund that implementation may depend on its ability to obtain additional financing. Similarly, the deployment of new technologies in the spectrum frequencies in which Virgin Media operates could have an impact on the existing services offered by it, with consequential impact on its businesses.

If Virgin Media does not maintain and upgrade its networks in a cost-effective and timely manner, it could lose customers.

        Maintaining an uninterrupted and high-quality service over its network infrastructure is critical to Virgin Media's ability to attract and retain customers. Providing a competitive service level will depend in part on its ability to maintain and upgrade its networks in a cost-effective and timely manner. The maintenance and upgrade of its networks will depend upon, among other things, its ability to:

  •
  modify network infrastructure for new products and services, including faster broadband speeds;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Virgin Media's covenants in its senior credit facility effectively restrict its use of cash. If these covenants affect its ability to replace network assets at the end of their useful lives or if there is any reduction in its ability to perform necessary maintenance on network assets, its networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in Virgin Media network and information systems could significantly disrupt its operations, and a disruption or failure of such networks or systems may disrupt its business.

        Certain network and information systems are critical to Virgin Media's business activities. Network and information systems-related events, such as theft, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities, or power outages, gas build-up, fire, natural disasters, terrorist attacks, war or other similar events, could result in a degradation or disruption of its cable and non-cable services, excessive call volume to call centers or damage to its equipment and data. Virgin Media does not have a company-wide disaster recovery plan, however, it continues to develop plans for key areas of risk in the business. For example, in 2009 Virgin Media developed a business-wide continuity plan to manage significant disruptions to its business due to the threat of pandemic influenza.

        Sustained or repeated system failures that interrupt Virgin Media's ability to provide service to its customers, prevent it from billing and collecting revenue due to it, or that otherwise prevent it from meeting its obligations to its customers in a timely manner, would adversely affect its reputation and result in a loss of customers and revenue. These network and information systems-related events could also result in significant expenditures to repair or replace the damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, penetration by viruses, worms or other destructive or disruptive software, leakage, falsification or accidental release or loss of information maintained in Virgin Media's information technology systems (or those of its business partners) and networks, including customer, personnel and vendor data, could damage its reputation, result in legal and/or regulatory action against Virgin Media and require it to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on its business and results of operations.

Unauthorized access to the Virgin media network could result in a loss of revenue.

        Virgin Media relies on the integrity of its technology to ensure that its services are provided only to identifiable paying customers. In 2009, Virgin Media upgraded the conditional access system which it uses to encrypt pay television and broadband services transmitted to its customers. However, increasingly sophisticated means of illicit piracy of television and broadband services are continually being developed, including in response to evolving technologies. Billing and revenue generation for Virgin Media's pay television and broadband services rely on the proper functioning of its encryption systems. While Virgin Media continues to invest in measures to manage unauthorized access to its networks any such unauthorized access would result in a loss of revenue, and any failure to respond to security breaches could raise concerns under its agreements with content providers.

Virgin Media relies on third-party suppliers and contractors to provide necessary hardware, software or operational support.

        Virgin Media relies on third-party vendors to supply it with a significant amount of customer equipment, hardware, software and operational support necessary to operate its network and systems and provide its services. In many cases, Virgin Media has made substantial investments in the equipment or software of a particular supplier, making it difficult for it in the short term to change supply and maintenance relationships in the event that its initial supplier is unwilling or unable to offer it competitive prices or to provide the equipment, software or support that it requires. Virgin Media is also exposed to risks associated with the potential financial instability of its suppliers, some of whom have been adversely affected by the global economic downturn. If its suppliers were to discontinue certain products, were unable to provide equipment to meet its specifications, seek to charge prices that are not competitive or interrupt the provision of equipment or services to Virgin Media, whether as a result of bankruptcy or otherwise, its business and profitability could be materially adversely affected.

        Virgin Media also relies upon a number of third—party contractors to construct and maintain its network and to install its equipment in customers' homes. Quality issues or installation or service delays relating to these contractors could result in liability, reputational harm or contribute to customer dissatisfaction, which could result in additional churn or discourage potential new customers.

Virgin Media is licensed to use the "Virgin" name and logo but does not own it.

        Virgin Media uses the "Virgin" name and logo in connection with its corporate activities and the activities of its consumer, business and a large part of its content operations under a 30-year license agreement with Virgin Enterprises Limited. The use of the Virgin name and brand carries various risks, including the following:

  •
  Virgin Media is substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on its business;

  •
  the license agreement expires in April 2036 (subject to renewal on terms to be agreed), and Virgin Media is obligated to pay a termination payment if the license is terminated early under certain circumstances; and

  •
  Virgin Media is required to meet certain customer service level requirements.

        The service level requirements are grouped into three key categories: (i) Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance; (ii) Technical Service Levels which measure certain technical requirements that affect its customers' experience, such as service availability and service response times; and (iii) Aspirational Service Levels, which are levels of service that Virgin Media and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction.

        A failure to meet its obligations under the license agreement could lead to a termination of the license. If Virgin Media loses the right to use the Virgin brand, it would need to rebrand the affected areas of its business, which could result in increased expenditures and increased customer churn.

Virgin Media's operating performance will depend, in part, on its ability to control customer churn.

        Customer churn is a measure of customers who stop using Virgin Media's services and controlling churn is a key element of its operational performance. Virgin Media's customer churn may increase as a result of:

  •
  customers moving to areas where Virgin Media cannot offer its digital television, or DTV, services;

  •
  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by Virgin Media or offer content that Virgin Media does not offer;

  •
  interruptions to the delivery of services to customers over Virgin Media's network and poor fault management;

  •
  a general reduction in the quality of Virgin Media's customer service; or

  •
  a general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for Virgin Media's services.

        An increase in customer churn can lead to slower customer growth and a reduction in revenue.

Virgin Media's inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially have a material adverse affect on the number of customers or reduce margins.

        For the provision of television programs and channels distributed via its cable network, Virgin Media enters into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on-demand television. Virgin Media has historically obtained a significant amount of its premium programming and some of its basic programming and pay-per-view sporting events from BSkyB, one of its main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. Virgin Media buys BSkyB wholesale premium content on the basis of BSkyB's rate card terms and pricing, which can be changed on 45 days' notice by BSkyB, and not under a long term supply contract.

        In addition to providing programming to Virgin Media, BSkyB competes with Virgin Media by offering its programming directly to its digital satellite customers. As a result of BSkyB's ownership of this content, it is able to charge Virgin Media a price for its content that makes it challenging for Virgin Media to compete with BSkyB's own retail pricing and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content, such as HD, some sports programming and interactive content, exclusively to its digital satellite customers and not to Virgin Media. Ofcom has been conducting an investigation into the U.K. pay TV market and is expected to issue its final statement in early 2010. Ofcom's proposed remedy, if implemented, could reduce the wholesale prices Virgin Media is charged for BSkyB premium TV content and improve the availability of BSkyB HD premium content, which would enable Virgin Media to offer more competitive and innovative consumer offerings. See "Regulatory Matters—Regulation of Television Services."

        In addition to BSkyB, Virgin Media's significant programming suppliers include the BBC, ITV, Channel 4, UKTV, Five, Viacom Inc., ESPN, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Virgin Media's dependence on these suppliers for television programming could have a material adverse effect on its ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to its customers, which could have a material adverse effect on its business and increase customer churn.

Virgin Media may be adversely affected by a general deterioration in economic conditions.

        Virgin Media's ability to grow or maintain its business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit and insurance markets, declines in global and domestic stock markets and other factors adversely affecting the global and domestic economy. In particular, the risks associated with certain segments of the Virgin Media business become more acute in periods of a slowing economy or recession. In its Content segment, a slowing economy has been accompanied by a decrease in advertising on its channels. Generally, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. In addition, unfavorable events in the economy, including a deterioration in the credit and equity markets, could significantly affect consumer and business demand for Virgin Media's products, as consumers may delay purchasing decisions or reduce or reallocate their discretionary funds. Virgin Media is also exposed to risks associated with the potential financial instability of its customers, suppliers, distributors and other third parties, many of whom may be adversely affected by the general economic downturn. Suppliers may also be more cautious in supplying goods to Virgin Media and may request additional credit enhancements or more restrictive payment terms. While the impact of an economic slowdown on the Virgin Media business is difficult to predict, it could result in a decline in revenue and a decrease in its cash flows.

Virgin Media may be unable to implement its operational restructuring plan successfully and realize the anticipated benefits, and this could negatively affect its financial performance.

        During the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in its operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. The restructuring process could cause an interruption, or loss, of momentum in the activities of one or more of its businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of its ongoing businesses or inconsistencies in its standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect its ability to maintain relationships with customers, suppliers, employees and others with whom Virgin Media has business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred. Although Virgin Media expects that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

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

        Virgin Media is also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2009, Virgin Media would have had interest determined on a variable basis on £3,112.8 million, or 52.1%, of its long term debt. An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £7.8 million per year.

        To manage these currency exchange and interest rate risks, Virgin Media has entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. Some of these hedges do not qualify as hedges under U.S. GAAP. After giving effect to these hedges, an increase in interest rates of 0.25% would increase its gross interest expense by approximately £0.3 million per year.

        Virgin Media also incurs costs in U.S. dollars, euros and South African rand, in the ordinary course of its business, such as TV programming, customer premise equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand increases the effective cost of purchases made in these currencies as most of these exposures are not hedged.

Virgin Media is subject to significant regulation; changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of its business may have an adverse impact on its ability to set prices, enter new markets or control its costs.

        Virgin Media's principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Changes in laws, regulations or governmental policy affecting its activities and those of its competitors could significantly influence how Virgin Media operates its business and introduces new products and services. For example, regulatory changes relating to its activities and those of its competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect its ability to set prices, enter new markets or control its costs. Virgin Media's ability to introduce new products and services may also be affected if it cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, its business and the industry in which it operates are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm Virgin Media's reputation and result in increased costs to the business.

There is no assurance that new products Virgin Media may introduce will achieve full functionality or market acceptance.

        Virgin Media's strategy requires that it rolls-out new products and services, such as its introduction of broadband download speeds of up to 50 Mbps across its network in 2009 and up to 100 mbps in 2010 and 2011, its current trials of broadband download speeds of up to 200 Mbps and upstream speeds of up to 10 Mbps in limited geographic areas and its development of a next generation set-top box and related services with TiVo. Virgin Media is also increasing the availability of content available via its mobile telephony platform. There is no assurance that any new product or service that it may develop will perform as expected or gain market acceptance, which could have a negative impact on its results of operations.

Virgin Media is subject to tax in more than one tax jurisdiction and its structure poses various tax risks.

        Virgin Media is subject to taxation in multiple jurisdictions, in particular, the U.S. and the U.K. Its effective tax rate and tax liability will be affected by a number of factors in addition to its operating results, including the amount of taxable income in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the manner in which and extent to which it transfers funds to and repatriates funds from its subsidiaries, accounting standards and changes in accounting standards, and future changes in the law. As Virgin Media operates in more than one tax jurisdiction and may therefore incur losses in one jurisdiction that cannot be offset against income earned in a different jurisdiction, it may pay income taxes in one jurisdiction for a particular period even though on an overall basis it incurs a net loss for that period.

        Virgin Media has a U.S. holding company structure in which substantially all of its operations are conducted in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although it does not expect to have current U.K. tax liabilities on its operating earnings for at least the medium term, its operations may give rise to U.S. tax on "Subpart F" income generated by its U.K. subsidiaries, or on repatriations of cash from its U.K. operating subsidiaries to the U.S. holding company group. While Virgin Media believes that it has substantial U.S. tax basis in some of its U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of cash from its U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that Virgin Media will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law Virgin Media will seek to minimize its U.S. tax liability as well as its overall worldwide tax liability, it may incur U.S. tax liabilities with respect to repatriation of cash from its U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

        Virgin Media also pays value added tax, or VAT, on its revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which Virgin Media assess its VAT liability with respect to its activities. Virgin Media is currently in a dispute with the tax authorities over two of these reviews. See Virgin Media's annual report on Form 10-K, as filed with the SEC on February 26, 2010. "Management's discussion and Analysis of financial Condition and Results of Operations—Consolidated Results of Operations—Consolidated Results of Operations for the Years Ended December 31, 2009 and 2008—Contingent Losses."

Acquisitions and other strategic transactions present many risks, and Virgin Media may not realize the financial and strategic goals that were contemplated at the time of any transaction.

        From time to time Virgin Media has made acquisitions, dispositions and has entered into other strategic transactions. In connection with such transactions, it may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could harm its business and its reputation.

Virgin Media depends on the ability to attract and retain key personnel without whom it may not be able to manage its business lines effectively.

        Virgin Media operates in a number of rapidly changing technologically advanced markets that will continue to challenge its business. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. Virgin Media believes that the unique combination of skills and experience possessed by its senior management would be difficult to replace, and that the loss of its key personnel could have a material adverse effect on it, including the impairment of its ability to execute its business plan. Virgin Media's future success is likely to depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

Certain of Virgin Media's significant stockholders could have an influence over its business and affairs.

        Certain persons or entities are Virgin Media's significant stockholders. Based on SEC filings as of February 25, 2010, Fidelity Management & Research Company beneficially owns 13.3% of Virgin Media's issued and outstanding common stock, the Virgin Group beneficially owns 6.5%, Capital World Investors beneficially owns 6.2%, Level Global Investors LP beneficially owns 6.1%, Wellington

Management Company LLP beneficially owns 5.8%, and Franklin Mutual Advisers LLC beneficially owns 5.4%, of Virgin Media's issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of Virgin Media.

        On April 3, 2006, Virgin Media entered into a license agreement with Virgin Enterprises Limited which provides for it to use the Virgin name and logo in its consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to Virgin Media's Nominating Subcommittee to fill a single seat on its board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, a director of Virgin Enterprises Limited, and he was appointed to Virgin Media's board on September 11, 2006. As a result of Mr. McCallum's relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of Virgin Media's other stockholders should arise, this director may not be disinterested.

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

Virgin Media has suffered losses due to asset impairment charges for goodwill and long-lived intangible assets and could do so again in the future.

        In accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. On December 31, 2009, Virgin Media had goodwill and intangible assets of £2.3 billion. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment charge being required. For example, in 2008, Virgin Media recognized goodwill and intangible asset impairment charges of £362.2 million with respect to its former Mobile segment. Any downward revision in the fair value of Virgin Media's goodwill and intangible assets has a material effect on its reported net income.

Virgin Media has limited capacity on its cable platform.

        Virgin Media's digital television, analog television, broadband internet and VOD services are transmitted through its core and access networks, which have limited capacity. Virgin Media has plans in place to add additional capacity to its core and access networks. Until these plans are implemented, it is limited in the number of channels that can be transmitted as part of its digital television service and in its carriage of HD channels. While the planned conversion from analogue to digital technology in the U.K. will increase spectrum efficiency, thereby releasing capacity for new services, Virgin Media's current capacity limitations may affect its ability to carry new channels as they are developed. As such, Virgin Media's digital television offering may not be as competitive, which could result in an increase in customer churn and a decrease in revenue.

Risks Relating to Virgin Media's Financial Indebtedness and Structure

Virgin Media's current leverage is substantial, which may have an adverse effect on its available cash flow, its ability to obtain additional financing if necessary in the future, its flexibility in reacting to competitive and technological changes and its operations.

        Virgin Media has consolidated total long term debt, including current portion, of £5,974.7 million as of December 31, 2009. This high degree of leverage could have important consequences, including the following:

  •
  a substantial portion of its cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

  •
  the ability of Virgin Media to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

  •
  Virgin Media's flexibility in reacting to competitive technological and other changes may be limited;

  •
  the substantial degree of leverage could make Virgin Media more vulnerable in the event of a downturn in general economic conditions or adverse developments in its business; and

  •
  Virgin Media may be exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

Virgin Media may not be able to fund its debt service obligations in the future.

        Virgin Media has significant principal payments due in 2012 under its senior credit facility that could require a partial or comprehensive refinancing of its remaining senior credit facility, and the possible use of other debt instruments. Virgin Media's ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets. In addition, it may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on its indebtedness when due. Consequently, Virgin Media may be forced to raise cash or reduce expenses by doing one or more of the following:

  •
  raising additional debt;

  •
  restructuring or refinancing its indebtedness prior to maturity, and/or on unfavorable terms;

  •
  selling or disposing of some of Virgin Media's assets, possibly on unfavorable terms;

  •
  issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders; or

  •
  foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

Virgin Media cannot be sure that any of, or a combination of, the above actions would be sufficient to fund its debt service obligations, particularly in times of turbulent capital markets.

The covenants under Virgin Media's debt agreements place certain limitations on how it manages its business.

        The agreements that govern Virgin Media's indebtedness contain financial maintenance tests and restrictive covenants that limit the discretion of its management over various business matters. For example, the financial maintenance tests include liquidity, coverage and leverage ratios, and the restrictive covenants impact Virgin Media's ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale and leaseback transactions and certain vendor financing arrangements;

  •
  create liens;

  •
  enter into agreements that restrict some of Virgin Media's subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of its assets; and

  •
  enter into transactions with affiliates.

        These restrictions could materially adversely affect Virgin Media's ability to finance future operations or capital needs or to engage in other business activities that may be in its best interests. Virgin Media may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under its current indebtedness. Virgin Media cannot assure you that it will be able to remain in compliance with these covenants in the future, and, if it fails to do so, that it will be able to obtain waivers from the appropriate parties and/or amend the covenants.

Virgin Media is a holding company dependent upon cash flow from subsidiaries to meet its obligations.

        Virgin Media Inc. and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in their subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of Virgin Media's senior credit facility and other indebtedness limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

        Applicable law may also limit the amounts that some of Virgin Media's subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that were submitted to a vote of the holders of our limited partnership interests during the quarter ended December 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        While our limited partnership interests are publicly held, there is no established public trading market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of March 12, 2010, the approximate number of holders of our limited partnership interests was 5,115. We have not made any distributions to our limited partners in the past, and have no present intention to do so.

Item 6.    Selected Financial Data

        The following table sets forth certain consolidated financial data as at December 31, 2009, 2008, 2007, 2006, and 2005 and for the years then ended. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our

Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Adjusted)	(Adjusted)	(Adjusted)	(Adjusted)
Consolidated Statements of Operations Data:
Revenues	$28,318,991	$33,914,381	$39,347,302	$38,796,127	$38,740,331
Costs and expenses
Operating costs	(10,395,769)	(14,233,577)	(16,770,839)	(16,989,866)	(16,312,992)
Allocated overhead	(10,009,215)	(11,541,482)	(14,437,572)	(17,080,779)	(15,780,286)
Management fees	(1,415,950)	(1,695,719)	(1,967,365)	(1,939,807)	(1,937,016)
Selling, general and administrative expenses	(141,955)	(173,744)	(105,018)	(94,878)	(92,063)

Operating income	6,356,102	6,269,859	6,066,508	2,690,797	4,617,974
Other expenses
Interest payable to General Partner and affiliates	(2,981,120)	(4,391,017)	(5,417,314)	(6,062,897)	(2,957,398)
Exchange (losses) gains	(195,619)	642,274	(29,673)	(277,062)	219,959

Net profit (loss) before income taxes and cumulative effect of changes in accounting principle	3,179,363	2,521,116	619,521	(3,649,162)	1,880,535
Income tax benefit	1,575,138	—	—	—	—
Cumulative effect of changes in accounting principle	—	—	—	(415,878)	—

Net profit (loss)	4,754,501	2,521,116	619,521	(4,065,040)	1,880,535
(Profit) loss attributable to non controlling interest	(1,765,389)	(665,820)	—	748,119	(654,656)

Net profit (loss) attributable to South Hertfordshire United Kingdom Fund, Ltd.	$2,989,112	$1,855,296	$619,521	$(3,316,921)	$1,225,879

Net profit (loss) attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$51.98	$32.26	$10.77	$(57.68)	$21.32

Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935	56,935

	As at December 31,
	2009	2008	2007	2006	2005
		(Adjusted)	(Adjusted)	(Adjusted)	(Adjusted)
Consolidated Balance Sheet Data:
Total assets	$44,312,030	$41,405,661	$61,517,485	$66,079,566	$63,195,826
Accounts payable to affiliates and related parties	41,618,716	43,807,690	66,040,564	71,196,561	64,324,939
Noncontrolling interest	2,404,491	525,489	—	—	707,259
General Partner's deficit	(480,112)	(510,003)	(528,556)	(534,751)	(501,583)
Limited Partner's capital (deficit)	1,468,935	(1,490,286)	(3,327,029)	(3,940,355)	(656,602)

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

        In the second quarter of 2009, the General Partner agreed to the transfer of customer and supplier contracts relating to NTL South Herts' premium TV services, resulting in a transfer of revenue and costs to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media, which as of June 1, 2009, carried substantially all Virgin Media's premium TV channels and associated revenue and costs. This is not expected to be detrimental to the results of operations or financial position of NTL South Herts.

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

        Integration and Restructuring Activities.    In the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in Virgin Media's and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. While Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. In total, Virgin Media expects to incur operating expenditures of between £140 million to £155 million and capital expenditures of between £40 million to £45 million in connection with this plan over a three-year period. Virgin Media's and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our cable network, investing in new customer acquisitions, and offering new services. If Virgin Media and we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, Virgin Media's and our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When Virgin Media's and our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

        Churn.    Churn is a measure of the number of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors such as competition, the economy and customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver any of our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        ARPU.    Average revenue per user, or ARPU, is a measure Virgin Media uses to evaluate how effectively it is realizing potential revenue from its residential cable customers on its network. Virgin Media believes that its "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to its existing customer base and generally allows Virgin Media to increase its ARPU by facilitating the sale of multiple services to each customer.

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

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. Our churn rates includes persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rate during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

Foreign Currency Translation

        Our functional currency is the pound sterling, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. subsidiary have been translated using the exchange rate in effect at the balance sheet date and revenue and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiary are reported as a separate component of accumulated other comprehensive income (loss) in partners' capital (deficit). Foreign currency transaction gains and losses are recorded in the statement of operations.

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

        We assign fixed assets useful lives that impact the annual depreciation expense. The assignment of useful lives involves significant judgments and the use of estimates. Virgin Media's management use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Costs Associated with Construction and Installation Activities

        Installation revenues are recognized in accordance with the provisions of the Entertainment—Cable Television Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and broadband internet services, on the basis that Virgin Media markets and maintains a unified fiber network through which it provides all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

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

Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance around noncontrolling interests in subsidiaries. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. Additionally, the guidance requires that net income or loss and comprehensive income or loss be attributed to the parent entity and the noncontrolling interest. Before the adoption of this guidance, the portion of operations relating to the noncontrolling interest was reflected in the statement of operations as an income or expense item in the calculation of net income or loss. The guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted this guidance effective January 1, 2009 and have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented where a noncontrolling interest income or expense was incurred. We also made the required adjustments to reflect the net profit or loss and comprehensive profit or loss as being attributable to the Partnership for all periods presented. Such adjustments had the following impact on our previously reported condensed consolidated statements of operations for the year ended December 31, 2008.

Year ended December 31, 2008	As Reported	Adjustments	As Adjusted
Net profit	$1,855,296	$665,820	$2,521,116

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) to amend this guidance further. As a result of the ASU, we are not required to disclose the date through which we have evaluated subsequent events in the financial statements.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2009 and 2008

        We present below summarized consolidated financial information for the years ended December 31, 2009 and 2008. This information has been presented in U.S. dollars, our reporting currency, and has also been presented in pounds sterling. The amounts presented in pounds sterling are presented for informational purposes only and do not purport to be prepared in conformity with U.S. generally accepted accounting principles:

	Year ended December 31,			Year ended December 31,
	2009	2008	% Change	2009	2008	% Change
		(Adjusted)			(Adjusted)
Revenue	$28,318,991	$33,914,381	(16.5)	£18,091,734	£18,309,335	(1.2)
Operating costs	(10,395,769)	(14,233,577)	(27.0)	(6,641,391)	(7,684,272)	(13.6)
Allocated overhead	(10,009,215)	(11,541,482)	(13.3)	(6,394,439)	(6,230,892)	2.6
Management fees	(1,415,950)	(1,695,719)	(16.5)	(904,587)	(915,467)	(1.2)
Selling, general and administrative expenses	(141,955)	(173,744)	(18.3)	(90,689)	(93,799)	(3.3)

Operating income	6,356,102	6,269,859	1.4	4,060,628	3,384,905	20.0
Interest expense	(2,981,120)	(4,391,017)	(32.1)	(1,904,504)	(2,370,576)	(19.7)
Exchange (losses) gains	(195,619)	642,274		(124,972)	346,744
Income tax benefit	1,575,138	—		1,006,285	—

Net profit	4,754,501	2,521,116	88.6	3,037,437	1,361,073	123.2
Noncontrolling interest	(1,765,389)	(665,820)	165.1	(1,127,828)	(359,456)	213.8

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$2,989,112	$1,855,296	61.1	£1,909,609	£1,001,617	90.7

Revenue

        For the year ended December 31, 2009, revenue decreased by 16.5% to $28.3 million from $33.9 million in 2008 and revenue expressed in pounds sterling decreased by 1.2% to £18.1 million in 2009 from £18.3 million in 2008. Revenue decreased slightly as the decline in revenue from the transfer of premium TV services, as discussed above, was only partially offset by the increase in revenue from selective telephony, broadband and television price increases as well as additional subscribers to television, broadband and fixed line telephone services.

Expenses

  Operating Costs

        Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the year ended December 31, 2009, operating costs decreased by 27.0% to $10.4 million from $14.2 million in 2008 and operating costs expressed in pounds sterling decreased by 13.6% to £6.6 million in 2009 from £7.7 million in 2008. The reduction in operating costs was primarily a reflection of lower depreciation, as a result of fixed assets becoming fully depreciated, together with a reduction in cost of goods sold relating to the transfer of premium TV services, as discussed above. For the year ended December 31, 2009 and 2008, depreciation expense included in operating costs was $4,263,450, or £2,723,727, and $5,899,408, or £3,184,910, respectively.

  Allocated Overhead

        For the year ended December 31, 2009, allocated overhead decreased by 13.3% to $10.0 million from $11.5 million in 2008. Allocated overhead expressed in pounds sterling increased by 2.6% to £6.4 million in 2009 from £6.2 million in 2008. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased in line with Virgin Media's overall cost base as a result of higher network and other operating costs incurred by Virgin Media and also as a result of higher restructuring and other charges in connection with Virgin Media's restructuring program initiated in the fourth quarter of 2008.

  Management Fees

        For the year ended December 31, 2009, management fees decreased by 16.5% to $1.4 million from $1.7 million in 2008. Management fees expressed in pounds sterling decreased by 1.2% to £0.9 million in 2009 from £0.9 million in 2008. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

  Selling, General and Administrative Expenses

        For the year ended December 31, 2009, selling, general and administrative expenses decreased to $141,955 or £90,689 from $173,744 or £93,799 for the year ended December 2008. This decrease was attributable to slightly lower professional fees and investor relations' service costs.

  Interest Expense

        For the year ended December 31, 2009, interest expense decreased by 32.1% to $3.0 million from $4.4 million in 2008 and interest expense expressed in pounds sterling decreased by 19.7% to £1.9 million in 2009 from £2.4 million in 2008. This decrease was primarily due to lower accounts payable to affiliates and related parties balance, arising from increased profitability, together with lower interest rates.

        We paid no cash interest for the years ended December 31, 2009 and 2008.

  Exchange (Losses) Gains

        For the year ended December 31, 2009, foreign currency exchange losses were $195,619 or £124,972 compared with gains of $642,274 or £346,744 for the year ended December 31, 2008. The change in foreign currency exchange (losses) gains was primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar weakened by approximately 10% against the pound from December 31, 2008 to December 31, 2009. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

  Income tax benefit

        For the year ended December 31, 2009, income tax benefits were $1,575,138 or £1,006,285. The income tax benefit relates to the partial recognition of a deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts. NTL South Herts has had a cumulative loss position in the past, and had a loss for the year ended December 31, 2006. However, for each of the years ended December 31, 2007, 2008, and 2009 the book income position has been positive. The company has also been using up tax losses in each of those years. Accordingly, the company no longer has negative evidence to support a position that a full valuation allowance is required. NTL South Herts has also forecast profits and concluded that it is more likely than not that the net deferred tax asset recognised in the year will be realized.

  Noncontrolling Interest

        During the year ended December 31, 2009, the profit attributable to the noncontrolling interest was $1,765,389 or £1,127,828 compared with $665,820 or £359,456, for the year ended December 31, 2008.

  Net Profit

        For the year ended December 31, 2009, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $3.0 million or £1.9 million as compared with net profit of $1.9 million or £1.0 million in 2008 due primarily to the reasons described above.

Years Ended December 31, 2008 and 2007

        We present below summarized consolidated financial information for the years ended December 31, 2008 and 2007. This information has been presented in U.S. dollars, our reporting currency, and has also been presented in pounds sterling. The amounts presented in pounds sterling are presented for informational purposes only and do not purport to be prepared in conformity with U.S. generally accepted accounting principles:

	Year ended December 31,			Year ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(Adjusted)	(Adjusted)		(Adjusted)	(Adjusted)
Revenue	$33,914,381	$39,347,302	(13.8)	£18,309,335	£19,656,943	(6.9)
Operating costs	(14,233,577)	(16,770,839)	(15.1)	(7,684,272)	(8,378,298)	(8.3)
Allocated overhead	(11,541,482)	(14,437,572)	(20.1)	(6,230,892)	(7,212,656)	(13.6)
Management fees	(1,695,719)	(1,967,365)	(13.8)	(915,467)	(982,847)	(6.9)
Selling, general and administrative expenses	(173,744)	(105,018)	65.4	(93,799)	(52,464)	78.8

Operating income	6,269,859	6,066,508	3.4	3,384,905	3,030,678	11.7
Interest expense	(4,391,017)	(5,417,314)	(18.9)	(2,370,576)	(2,706,357)	(12.4)
Exchange gains (losses)	642,274	(29,673)		346,744	(14,824)

Net profit	2,521,116	619,521	306.9	1,361,073	309,497	339.8
Noncontrolling interest	(665,820)	—	—	(359,456)	—	—

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$1,855,296	$619,521	199.5	£1,001,617	£309,497	223.6

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

  Allocated Overhead

        For the year ended December 31, 2008, allocated overhead decreased by 20.1% to $11.5 million from $14.4 million in 2007. Allocated overhead expressed in pounds sterling decreased by 13.6% to £6.2 million in 2008 from £7.2 million in 2007. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead in the year ended

December 31, 2008 benefited from the reduction in Virgin Media's overall cost base. This was primarily due to the non-recurrence of marketing expenses incurred during the year ended December 31, 2007 in relation to the rebrand to Virgin Media, together with lower employee related costs following the integration of the legacy NTL and Telewest businesses.

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

  Selling, General and Administrative Expenses

        For the year ended December 31, 2008, selling, general and administrative expenses increased to $173,744 or £93,799 from $105,018 or £52,464 for the year ended December 2007. This increase was primarily attributable to higher audit and tax fees, partially offset by lower investor relations' service costs.

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

  Noncontrolling Interest

        During the year ended December 31, 2008, we recognized a noncontrolling interest charge of $665,820 or £359,456 which has been calculated on the net assets of our principal operating entity, NTL South Herts. For the year ended December 31, 2007, NTL South Herts' liabilities exceeded its assets and therefore no minority interest was recognized.

  Net Profit

        For the year ended December 31, 2008, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $1.9 million or £1.0 million as compared with net profit of $0.6 million or £0.3 million in 2007 due primarily to the reasons described above.

Selected Operating Data

        The following table sets forth certain data concerning our residential cable customers at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Total customers	33,668	33,495
Digital television subscribers	26,911	25,809
Analog television subscribers	—	6
Broadband internet subscribers	27,511	26,355
Telephony subscribers	29,646	29,232
Average monthly churn(1)	1.4%	1.3%

(1)
Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn presented is for the fourth quarter of the year and is the average of the three monthly churn calculations within the quarter.

Statement of Cash Flows

Years Ended December 31, 2009 and 2008

        For the year ended December 31, 2009, we generated $1.3 million from our operating activities compared with $0.8 million in the year ended December 31, 2008, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to improved operating results.

Years Ended December 31, 2008 and 2007

        For the year ended December 31, 2008, we generated $0.8 million from our operating activities compared with $1.5 million in the year ended December 31, 2007, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities decreased primarily due to a reduction in accounts payable to affiliates and related parties, partially offset by improved operating results.

Liquidity and Capital Resources

Outstanding Indebtedness

        We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of December 31, 2009, we had consolidated current liabilities of $41.6 million due to Virgin Media group companies compared with $43.8 million as of December 31, 2008.

        Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests along with funding from Virgin Media and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System and ongoing operations.

        Accordingly, until such time as NTL South Herts begins to pay dividends on its ordinary shares (which is not expected in the foreseeable future) we will be required to fund our administrative expenses from borrowings or, theoretically, additional issuances of limited partnership interests. It is unlikely that we will be able to sell debt or equity securities in the public markets, at least in the short term, or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to cover operating expenses, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future. We expect that cash from our operations in 2010 will be utilized fully for the purchase of fixed assets including connecting new customers to our networks.

        As of December 31, 2009, Virgin Media had £5,974.7 million of debt outstanding, compared to £5,972.0 million as of September 30, 2009 and £6,170.1 million as of December 31, 2008, and £430.5 million of cash and cash equivalents, compared to £351.6 million as of September 30, 2009 and £181.6 million as of December 31, 2008. The slight decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

        Virgin Media's business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense. The levels of Virgin Media's capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services. Virgin Media expects that its cash on hand, together with cash from operations and amounts undrawn on its revolving credit facility, will be sufficient for its cash requirements through December 31, 2010. However, Virgin Media's cash requirements after December 31, 2010 may exceed these sources of cash. Virgin Media has significant principal payments due in 2012 under its senior credit facility that could require a partial or comprehensive refinancing of its remaining senior credit facility, and the possible use of other debt instruments. Virgin Media's ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets.

        On March 16, 2010, Virgin Media announced a new senior facilities agreement for the purpose of refinancing its senior facility. The new facilities agreement provides for a term loan A facility in an aggregate principal amount of £1.0 billion and a revolving credit facility in an aggregate principal amount of £250 million to be made available to certain Virgin Media subsidiaries. Drawdown under both facilities is subject to certain conditions, including Virgin Media obtaining additional commitments in the form of term loan B facilities or other financing in an aggregate principal amount of at least £600 million. With respect to the term loan B facilities, Virgin Media is launching a syndication process on a best efforts basis to secure commitments in an aggregate principal amount of up to £750 million. Assuming that the conditions to drawdown under the senior facility agreement are satisfied, Virgin Media intends to use proceeds from the term loan A facility and any term loan B facilities to refinance its existing senior facilities agreement. The revolving credit facility will be available to finance ongoing working capital requirements and general corporate purposes.

        On January 19, 2010, Virgin Media issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by its wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018, collectively referred to as the senior secured notes. For more information see Virgin Media's annual report on Form 10-K for the year ended December 31, 2009. The net proceeds from the issuance of the senior secured notes were used to repay £1,453.0 million of its obligations under Virgin Media's senior credit facility.

        Virgin Media's long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries and as a result depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of Virgin Media's existing and future indebtedness and the laws of the jurisdictions under which its subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

        For further information concerning Virgin Media's liquidity and capital resources and the terms of its various debt facilities, see its annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010.

Off-Balance Sheet Arrangements

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        We have no significant contractual obligations and commercial commitments as of December 31, 2009.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

        The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate is approximately $32,000 for the year ended December 31, 2009. The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate was approximately $5,000 for the year ended December 31, 2008.

        We have no debt other than amounts due to affiliates and related parties. As of December 31, 2009 and 2008, we had $41.6 million and $43.8 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates and related parties is at a variable rate based on the average rate incurred by Virgin Media. We are therefore exposed to changes in Virgin Media's borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $404,000 for the year ended December 31, 2009. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate was approximately $551,000 for the year ended December 31, 2008.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of independent registered public accounting firm begin on page F-1 of this annual report. The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$6,622,104	$7,207,941	$7,198,079	$7,290,867
Operating income	1,233,567	1,324,900	1,869,604	1,928,031
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	330,982	80,989	787,247	1,789,894
Net profit attributable to South Hertfordshire United Kingdom Fund Ltd. allocated to limited partners per limited partnership unit	$5.76	$1.41	$13.69	$31.12

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Revenue	$9,366,598	$8,694,107	$8,504,333	$7,349,343
Operating income	1,784,466	1,407,248	1,579,646	1,498,499
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	443,969	145,822	508,437	757,068
Net profit attributable to South Hertfordshire United Kingdom Fund Ltd. allocated to limited partners per limited partnership unit	$7.72	$2.54	$8.84	$13.16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        Our management, with the participation of the chief executive officer and chief financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Virgin Media's chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including Virgin Media's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the South Hertfordshire United Kingdom Fund, Ltd.'s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including Virgin Media's chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that South Hertfordshire United Kingdom Fund, Ltd's. internal control over financial reporting was effective as of December 31, 2009.

        This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of South Hertfordshire United Kingdom Fund, Ltd. Management's report was not subject to attestation by Ernst &Young LLP, our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit South Hertfordshire United Kingdom Fund, Ltd. to provide only management's report in this annual report.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	48	Director and Secretary
Robert Gale	49	Director

Robert Mackenzie

        Mr. Mackenzie, age 48, has been the Secretary and Director of our General Partner since May 30, 2000 and is Virgin Media's U.K. Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and acted as Company Secretary for the newly formed CableTel, subsequently renamed Virgin Media. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King's College, University of London. His Law Society finals were taken at College of Law, London.

Robert Gale

        Mr. Gale, age 49, became the vice president—controller of Virgin Media on June 17, 2003 and prior to that was the group director of financial control for Virgin Media's U.K. operations since October 2000. Mr. Gale joined Virgin Media in May 2000 when Virgin Media acquired the cable operations of Cable & Wireless Communications plc, where he had held a number of senior financial positions since 1998. Prior to that, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by Virgin Media, from 1995 to 1997.

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

Item 11.    Executive Compensation

        We have no employees; however, various personnel are required to operate our network. Personnel are employed by Virgin Media and its affiliates and, pursuant to the terms of our Partnership Agreement, Virgin Media and its affiliates charge the cost of such employment to us as a direct reimbursement item. See Item 13, "Certain Relationships, and Related Transactions, and Director Independence" for a description of the relationship between us and Virgin Media.

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

        An affiliate of our General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2009 totaled $1.4 million.

        Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to salaries of any full or part time employees, rent, supplies, telephone, travel and restructuring and other charges. Allocable direct or indirect expenses paid or payable by us for the year ended December 31, 2009 totaled $10.0 million.

        Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so. For the year ended December 31, 2009, aggregated interest, bank fees and finance charges of $2.8 million relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $0.1 million was charged by an affiliate of the General Partner at a rate equal to the General Partner's or certain affiliates effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.

        As we do not have a board of directors or audit committee, we rely on Virgin Media's Audit Committee for approval of those related transactions entered into with related parties in which we would be a participant, other than the transactions contemplated by our Partnership Agreement.

        For the description of transactions between Virgin Media and related parties, please see Item 13 in Virgin Media's annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.

Item 14.    Principal Accountant Fees and Services

        Ernst & Young LLP, or Ernst & Young, are our independent registered public accounting firm. We are billed directly by Ernst & Young for services provided to us and are allocated a proportion of the fees charged to Virgin Media by Ernst & Young in respect of NTL (South Hertfordshire) Limited. We provide in the table below an analysis of the fees charged by Ernst & Young in the each of the two years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
Audit fees	$101,691	$124,410
Audit-Related fees	1,647	228
Tax fees	982	1,080

	$104,320	$125,718

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

Audit Committee's Pre-approval Policies and Procedures

        We have no audit committee. The Audit Committee of the board of directors of Virgin Media reviews, acts on and reports to the board of directors of Virgin Media with respect to various auditing and accounting matters. In this capacity, the Audit Committee acts on our behalf as necessary. The current members of the Audit Committee of Virgin Media are George R. Zoffinger who is its chairman and who the board of directors has determined to be an audit committee financial expert, Jeffrey D. Benjamin and John Rigsby. The members of the Audit Committee are independent within the meaning of the Nasdaq Global Select Market's listing standards currently applicable to Virgin Media.

        Virgin Media's Audit Committee's policy on pre-approval requirements for audit and non-audit services provided to us by our independent registered public accounting firm is summarized as follows:

        Annually, the Audit Committee will agree the scope and terms, including the fees, of the engagement for the services to be provided by the Auditors as part of the recurring annual audit of Virgin Media ("the Annual Audit Services"). The services included as part of the Annual Audit Services include: the audit of Virgin Media's consolidated financial statements and its internal control over financial reporting; the audit of the separate financial statements of South Hertfordshire United Kingdom Fund, Ltd. ("South Herts"), Virgin Media Investment Holdings Limited and Subsidiaries ("VMIH"), Virgin Media Finance PLC and any other subsidiaries or affiliates which may require audits in relation to securities issued or to be issued, including, if required, the audits of their internal control over financial reporting; the review of interim unaudited financial statements of Virgin Media and the separate interim unaudited financial statements of South Herts and VMIH and any other subsidiaries or affiliates which may require reviews in relation to securities issued or to be issued; the statutory audits of the financial statements of Virgin Media's affiliates and subsidiaries.

        Annually, the Audit Committee will pre-approve, on a category basis, additional audit services, such as correspondence with regulatory agencies, consents to registration statements, comfort letters, and other financial reports required by regulatory bodies ("Additional Audit Services").

        Quarterly, the Audit Committee will pre-approve, on an engagement specific basis, the Audit Related services, Tax services and Other services for permissible services as set forth in the pre-approval policy, plus any additional categories of Additional Audit Services not included in the annual pre-approval (collectively, inclusive of the Additional Audit Services, "Permitted Services") to be provided by the Auditors to Virgin Media in respect of Permitted Services which are expected to commence during the following three months. Each request for pre-approval of Permitted Services will be accompanied by an estimate of the related fee although such fee estimate will not represent the maximum fee that may be incurred unless the Audit Committee expressly requests that a limit be imposed in respect of a specific service.

        Between meetings, the Chairman of the Audit Committee has been delegated authority to pre-approve Services within the scope of Permitted Services listed above on an ad-hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting. In 2009 and 2008, the Virgin Media Audit Committee pre-approved all of the services performed by its auditors.

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

FORM 10K—ITEM 15(a) (1)
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009, and 2008
and for the Years Ended December 31, 2009, 2008 and 2007

        The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners
South Hertfordshire United Kingdom Fund, Ltd.

        We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) (the "Partnership") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of accounting for non controlling interest with the adoption of the guidance originally issued in FAS 160 "Noncontrolling Interests in Consolidated Financial Statements" (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

/s/ Ernst & Young LLP

London, England
March 17, 2010

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
		(Adjusted)
Assets
Deferred tax asset	$1,626,861	$—
Fixed assets, net	42,685,169	41,405,661

Total assets	44,312,030	41,405,661

Liabilities and Partners' Deficit
Current liabilities
Accounts payable to affiliates and related parties	$41,618,716	$43,807,690

Total liabilities	41,618,716	43,807,690

Partners' Capital (Deficit)
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(481,112)	(511,003)

	(480,112)	(510,003)

Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2009 and December 31, 2008)	48,817,997	48,817,997
Accumulated deficit	(47,349,062)	(50,308,283)

	1,468,935	(1,490,286)

Partners' capital (deficit)	988,823	(2,000,289)
Accumulated other comprehensive loss	(700,000)	(927,229)

Total South Hertfordshire United Kingdom Fund Ltd. Partners' capital (deficit)	288,823	(2,927,518)

Noncontrolling interest	2,404,491	525,489

Total Partners' capital (deficit)	2,693,314	(2,402,029)

Total Liabilities and Partners' Capital (Deficit)	$44,312,030	$41,405,661

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
		(Adjusted)	(Adjusted)
Revenue	$28,318,991	$33,914,381	$39,347,302
Costs and expenses
Operating costs	(10,395,769)	(14,233,577)	(16,770,839)
Allocated overhead	(10,009,215)	(11,541,482)	(14,437,572)
Management fees	(1,415,950)	(1,695,719)	(1,967,365)
Selling, general and administrative expenses	(141,955)	(173,744)	(105,018)

Operating income	6,356,102	6,269,859	6,066,508
Other expenses
Interest payable to General Partner and affiliates	(2,981,120)	(4,391,017)	(5,417,314)
Exchange (losses) gains	(195,619)	642,274	(29,673)

Net profit before taxes	3,179,363	2,521,116	619,521
Income tax benefit	1,575,138	—	—

Net profit	4,754,501	2,521,116	619,521
Less: Profit attributable to noncontrolling interest	(1,765,389)	(665,820)	—

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$2,989,112	$1,855,296	$619,521

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$29,891	$18,553	$6,195
Limited Partner	2,959,221	1,836,743	613,326

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$2,989,112	$1,855,296	$619,521

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$51.98	$32.26	$10.77

Average number of limited partnership units outstanding	56,935	56,935	56,935

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31, 2009			Year ended December 31, 2008	Year ended December 31, 2007
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total	Total
				(Adjusted)
Net profit	$2,989,112	$1,765,389	$4,754,501	$2,521,116	$619,521
Foreign currency translation adjustments	227,229	113,613	340,842	(400,066)	(25,605)

Comprehensive income	$3,216,341	$1,879,002	$5,095,343	$2,121,050	$593,916

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

	General Partner		Limited Partners
					Accumulated other comprehensive income
	Contributed capital	Accumulated deficit	Contributed capital	Accumulated deficit		Non- controlling interest	Total
December 31, 2006	$1,000	$(535,751)	$48,817,997	$(52,758,352)	$(641,889)	$—	$(5,116,995)
Net profit	—	6,195	—	613,326	—	—	619,521
Currency translation adjustment	—	—	—	—	(25,605)	—	(25,605)

December 31, 2007	$1,000	$(529,556)	$48,817,997	$(52,145,026)	$(667,494)	$—	$(4,523,079)
Net profit	—	18,553	—	1,836,743	—	665,820	2,521,116
Currency translation adjustment	—	—	—	—	(259,735)	(140,331)	(400,066)

December 31, 2008	$1,000	$(511,003)	$48,817,997	$(50,308,283)	$(927,229)	$525,489	$(2,402,029)
Net profit	—	29,891	—	2,959,221	—	1,765,389	4,754,501
Currency translation adjustment	—	—	—	—	227,229	113,613	340,842

December 31, 2009	$1,000	$(481,112)	$48,817,997	$(47,349,062)	$(700,000)	$2,404,491	$2,693,314

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(Adjusted)
Cash flows from operating activities
Net profit	$4,754,501	$2,521,116	$619,521
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	4,263,450	5,899,408	6,978,619
Income taxes	(1,575,138)	—	—
Loss on disposal of fixed assets	—	—	26,477
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(6,159,701)	(7,574,624)	(6,092,656)

Net cash provided by operating activities	1,283,112	845,900	1,531,961

Cash flows from investing activities
Purchase of fixed assets	(1,283,112)	(845,900)	(1,531,961)

Net cash used in investing activities	(1,283,112)	(845,900)	(1,531,961)

Cash flows from financing activities	—	—	—

Net cash used in financing activities	$—	$—	$—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Partners' Interests

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

        The business of the Partnership is managed as an integral part of the larger Virgin Media group and substantially all of its activities take place within Virgin Media's Consumer operating segment. Based on this organizational structure, as well as the nature of financial information available to assess its performance, the Partnership has concluded that its total operations represent one reportable segment and that the Partnership's performance and future net cash flow perspectives are best understood and assessed as such.

Contributed Capital

        The capitalization of the Partnership is set forth in the accompanying statement of partners' capital (deficit). No existing partner is obligated to make any additional contributions to partnership capital.

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

        The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income or loss. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2009, the profit per limited partnership unit amounted to $51.98.

NTL (South Hertfordshire) Limited

        NTL (South Hertfordshire) Limited, or NTL South Herts, is a U.K. corporation owned 66.7% by the Partnership and 33.3% by Virgin Media. Virgin Media also owns the General Partner. The General

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Partners' Interests (Continued)

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

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount charged to NTL South Herts by a subsidiary of Virgin Media for infrastructure and management support services, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities including contingent liabilities, estimated costs for interconnection, and estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts' network. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Partnership, and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

        The functional currency of the Partnership's operating subsidiary is the pound sterling, while the Partnership's reporting currency is the U.S. dollar. The assets and liabilities of the Partnership's subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses have been translated at the average rates for the respective years. Exchange gains and losses on translation of the Partnership's net equity investment in the subsidiary is reported as a separate component of accumulated other comprehensive income (loss) in the statement of partners' capital (deficit). Foreign currency transaction losses and gains are recorded in the statement of operations.

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

Note 2—Significant Accounting Policies (Continued)

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

        The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of NTL South Herts' operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        Installation revenues are recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

        Bundled services revenue is recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, to assess whether the components of the bundled services should be recognized separately.

        For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the "residual value" method.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $780,000, $840,174 and $1,048,929 in 2009, 2008 and 2007, respectively.

Asset Retirement Obligations

        We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to dispose of certain of our customer premises equipment at the time of acquisition. These amounts are included within accounts payable to affiliates and related parties on the consolidated balance sheets.

Impairment of Long-Lived Assets

        In accordance with the Property, Plant and Equipment Topic of the FASB ASC, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

Income taxes

        We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K., permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, the tax returns of NTL South Herts are subject to examination by the U.K. tax authority. Such examinations may result in future tax and interest assessments by the tax authority for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Note 3—Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance around noncontrolling interests at ASC 810. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

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

        Such adjustments had the following impact on our previously reported condensed consolidated statements of operations for the year ended December 31, 2008.

Year ended December 31, 2008	As Reported	Adjustments	As Adjusted
Net profit	$1,855,296	$665,820	$2,521,116

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. In February 2010 the FASB issued an Accounting Standards Update (ASU) to amend this guidance further. As a result of the ASU, we are not required to disclose the date through which we have evaluated subsequent events in the financial statements.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Note 4—Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

        An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2009, 2008 and 2007 were $1,415,950, $1,695,719 and $1,967,365, respectively. These amounts were expensed in the consolidated statement of operations each year.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with the General Partner and Affiliated Entities (Continued)

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

        The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to salaries of any full or part-time employees, rent, supplies, telephone, travel and restructuring and other charges. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2009, 2008 and 2007, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $10,009,215, $11,541,482 and $14,437,572, respectively.

        The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner's or certain affiliates' effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the years ended December 31, 2009, 2008 and 2007, aggregated interest, bank fees and finance charges of $2,843,152, $4,218,586 and $5,239,018, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $137,968, $172,431 and $178,297, respectively, was charged by an affiliate of the General Partner.

        The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media's debt financing allocable to the Partnership or NTL South Herts. They have elected to recover these amounts commencing in the fourth quarter of 2005.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets

        Fixed assets consist of:

		Year ended December 31,
	Estimated useful lives
		2009	2008
Cable network and other electrical equipment	5-30 years	$111,406,717	$105,174,057
Building and other equipment	3-30 years	7,006,074	6,413,085

		118,412,791	111,587,142
Accumulated depreciation		(75,727,622)	(70,181,481)

		$42,685,169	$41,405,661

        For the years ended December 31, 2009, 2008, and 2007, depreciation expense included in operating costs was $4,263,450, $5,899,408 and $6,978,619, respectively.

        The changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	Year ended December 31,
	2009	2008
Asset retirement obligation at the beginning of the year	$550,706	$784,801
Increase in liability	93,035	108,960
Liabilities settled	(27,772)	(56,328)
Accretion expense	31,700	42,171
Revision in cash flows	(181,111)	(113,398)
Foreign currency translation	59,356	(215,500)

Asset retirement at the end of the year	$525,914	$550,706

Note 6—Financing

        The Partnership and NTL South Herts have no indebtedness other than accounts payable to affiliates and related parties, all of which are part of the Virgin Media group. Accordingly the Partnership and NTL South Herts are reliant upon the support of Virgin Media to continue their operations as a going concern.

Note 7—Income Taxes

        The Partnership is not subject to federal or state income tax because net income and losses of the Partnership accrue directly to the partners. The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly. Also, income taxes are recognized for the amount of taxes payable by the Partnership's corporate subsidiary and for the impact of deferred tax assets and liabilities, which represent the

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

        The benefit for income taxes consists of the following:

	Year ended December 31,
	2009	2008	2007
Current
Foreign	$—	$—	$—
Deferred
Foreign	1,575,138	—	—

Total	$1,575,138	$—	$—

        The foreign deferred tax benefit relates to the Partnership's U.K. subsidiary, NTL South Herts, which is subject to U.K. corporation tax on its income and gains.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax basis in the Partnership's assets and liabilities is $7.8 million higher than its book basis in its assets and liabilities at December 31, 2009 for financial reporting purposes. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

	Year ended December 31,
	2009	2008
Deferred tax liabilities:
Depreciation	$—	$—

Total deferred tax liabilities	—	—

Deferred tax assets:
Depreciation	11,356,338	9,151,936
Net operating loss carryforward	313,854	2,388,983
Purchase accounting liabilities	—	—

Total deferred tax assets:	11,670,192	11,540,919
Valuation allowance	(10,043,331)	(11,540,919)

Net deferred tax assets	1,626,861	—

Net deferred tax assets	$1,626,861	$—

        At December 31, 2009, NTL South Herts had U.K. net operating loss carryforwards of approximately $1.1 million. The U.K. net operating loss carryforwards are available for utilization in future years and do not expire. Management has established a valuation allowance against deferred tax assets to the extent that it is not more likely than not that such assets would be realized in the future.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

        The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Balance, January 1	$11,540,919	$16,835,213	$17,079,741
Effect of foreign exchange rate	1,222,063	(4,432,150)	224,114
Recognition of deferred tax asset	(1,626,861)	—	—
Decrease in deferred tax attributes	(1,092,790)	(862,144)	(468,642)

Balance, December 31	$10,043,331	$11,540,919	$16,835,213

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

        The reconciliation of income taxes computed at U.K. statutory rates to income tax (benefit) expense is as follows:

	Year ended December 31,
	2009	2008	2007
Expense at U.K. statutory rate (28%/28.5%/30.0%)	$890,222	$718,519	$185,856
Add:
Partnership earnings not subject to tax	151,665	(65,544)	113,734
Change in valuation allowance	(2,617,025)	(652,975)	(299,590)

Income tax benefit	$(1,575,138)	$—	$—

        The total amount of unrecognized tax benefits was $nil as of December 31, 2009 and 2008. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest of $nil in respect of unrecognized tax benefits at December 31, 2009 and 2008.

        The statute of limitations is open for the years 2007 to 2009 in the U.K., our major tax jurisdiction.

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

Dated: March 17, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE Robert Mackenzie	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 17, 2010
/s/ ROBERT GALE Robert Gale	Director of Virgin Media Directors Limited, Corporate Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*	March 17, 2010

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
21.1**	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.
31.1**
Certification of person performing function similar to the functions of principal executive officer*, pursuant to Rule 13a-14a or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act
31.2**	Certification of person performing function similar to the functions of principal financial officer*, pursuant to Rule 13a-14a or Rule 15d-14(a) of the Exchange Act
32.1**
Certification of persons performing function similar to the functions of principal executive officer and principal financial officer, respectively*, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of Virgin Media Directors Limited, which is a Corporate Director of NTL Fawnspring Limited, the General Partner of the Partnership.

**
Filed herewith.