Form 10-Q
period 2010-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2010-05-11
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of limited partnership units of the registrant outstanding as of May 5, 2010 was 56,935.

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

•                  the effect of technological changes on Virgin Media’s business;

•                  Virgin Media’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•                  possible losses in Virgin Media’s revenues due to systems failures;

•                  Virgin Media’s ability to control unauthorized access to its network;

•                  Virgin Media’s reliance on third-party suppliers and contractors to provide necessary hardware, software or operational support;

•                  Virgin Media’s continued right to use the Virgin name and logo;

•                  Virgin Media’s ability to manage customer churn;

•                  general economic conditions;

•                  Virgin Media’s ability to provide attractive programming at a reasonable cost;

•                  Virgin Media’s ability to implement its restructuring plan successfully and realize the anticipated benefits;

•                  currency and interest rate fluctuations;

•                  Virgin Media’s ability to fund debt service obligations and refinance its debt obligations;

•                  Virgin Media’s ability to obtain additional financing in the future; and

•                  Virgin Media’s ability to comply with restrictive covenants in its indebtedness agreements.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on March 17, 2010. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00.  The noon buying rate of the pound sterling on March 31, 2010 was $1.5186 per £1.00.

	U.S. dollars per £1.00
Three months ended March 31,	Period End	Average (1)	High	Low
2009	$1.4300	$1.4330	$1.5254	$1.3658
2010	1.5186	1.5478	1.6370	1.4884

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of March 31, 2010 are translated to U.S. dollars at an exchange rate of $1.5186 to £1.00, all amounts disclosed for the three months ended March 31, 2010 are based on an average exchange rate of $1.5612 to £1.00, and all amounts disclosed for the three months ended March 31, 2009 are based on an average exchange rate of $1.4351 to £1.00. All amounts disclosed as of December 31, 2009 are based on an exchange rate of $1.6167 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.  The variation among the exchange rates for 2010 and 2009 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Deferred tax asset	$1,218,502	$1,626,861
Fixed assets, net	39,533,524	42,685,169
Total assets	40,752,026	44,312,030

Liabilities and Partners’ Capital
Current liabilities
Accounts payable to affiliates and related parties	$37,616,882	$41,618,716
Total liabilities	37,616,882	41,618,716

Partners’ Capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(474,822)	(481,112)
	(473,822)	(480,112)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2010 and December 31, 2009)	48,817,997	48,817,997
Accumulated deficit	(46,726,330)	(47,349,062)
	2,091,667	1,468,935

Partners’ capital	1,617,845	988,823

Accumulated other comprehensive loss	(1,006,697)	(700,000)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners’ capital	611,148	288,823

Noncontrolling interest	2,523,996	2,404,491
Total Partners’ capital	3,135,144	2,693,314

Total Liabilities and Partners’ Capital	$40,752,026	$44,312,030

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2010	2009

Revenue	$6,976,998	$6,622,104

Costs and expenses
Operating costs	(2,338,100)	(2,716,403)
Allocated overhead	(2,500,725)	(2,301,640)
Management fees	(348,850)	(331,105)
Selling, general and administrative expenses	(97,036)	(39,389)
Operating income	1,692,287	1,233,567

Other expenses
Interest payable to General Partner and affiliates	(747,154)	(752,640)
Exchange gains	275,070	39,728

Net profit before taxes	1,220,203	520,655
Income tax expense	(318,329)	—

Net profit	901,874	520,655

Less: Profit attributable to noncontrolling interest	(272,852)	(189,673)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$629,022	$330,982

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$6,290	$3,310
Limited Partners	622,732	327,672
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$629,022	$330,982

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$10.94	$5.76
Average number of limited partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net profit	$901,874	$520,655
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	1,117,774	1,006,777
Deferred income taxes	318,329	—
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(1,811,133)	(1,386,647)
Net cash provided by operating activities	526,844	140,785

Cash flows from investing activities
Purchase of fixed assets	(526,844)	(140,785)
Net cash used in investing activities	(526,844)	(140,785)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd., or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests.  The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. NTL Fawnspring Limited, a U.K. corporation and an indirect wholly owned subsidiary of Virgin Media Inc., is the general partner, or the General Partner, of the Partnership.

We hold 66.7% of the shares of NTL (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K.  As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes, we have consolidated the results of NTL South Herts with our results.  Virgin Media Inc. indirectly holds the remaining 33.3% of the shares of NTL South Herts.  We are reliant on the support of Virgin Media Inc., the ultimate parent company of the General Partner, to continue our operations as a going concern.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 17, 2010.

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended
	March 31, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$629,022	$272,852	$901,874
Foreign currency translation adjustments	(306,697)	(153,347)	(460,044)
Comprehensive profit	$322,325	$119,505	$441,830

	Three months ended
	March 31, 2009
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$330,982	$189,673	$520,655
Foreign currency translation adjustments	(24,281)	(12,141)	(36,422)
Comprehensive profit	$306,701	$177,532	$484,233

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2010 and 2009 were $348,850 and $331,105, respectively. These amounts were expensed in the condensed consolidated statements of operations.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the three months ended March 31, 2010 and 2009, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,500,725 and $2,301,640, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the three months ended March 31, 2010 and 2009, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $668,969 and $720,469, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $78,185 and $32,171 respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Note 5 — Income taxes

For the three months ended March 31, 2010, income tax expense was $318,329. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2009. There was no income tax expense for the three months ended March 31, 2009.

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

We hold 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media Inc., the ultimate parent company of the General Partner, to continue our operations as a going concern.

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our residential customers to use multiple services like “double-play” telephone and broadband, “double-play” telephone and television or “triple-play” telephone, television and broadband.

Our expenses include certain costs that are charged to us by a subsidiary of Virgin Media Inc. for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT systems and equipment. The principal components of Virgin Media’s expenses include payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts.

In the second quarter of 2009, the General Partner agreed to the transfer of customer and supplier contracts relating to NTL South Herts’ premium TV services, resulting in a transfer of revenue and costs to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media, which with effect from June 1, 2009, carries substantially all Virgin Media’s premium TV channels and associated revenue and costs. This has resulted in a decline in revenues earned by NTL South Herts along with a decline in the costs incurred, but as these services were loss making, it has not been detrimental to the results of operations or financial position of NTL South Herts.

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

General Macroeconomic Factors.  General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense.

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

Churn.  Churn is the proportion of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors such as competition, the economy and customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver a service without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

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

Competition.  Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT; resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Talk Talk Telecom Group PLC; alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; and internet protocol television offered by BT. In addition, certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 17, 2010.

Consolidated Results of Operations

Three Months Ended March 31, 2010 and 2009

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended March 31, 2010 and 2009:

	Three months ended			Three months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change

Revenue	$6,976,998	$6,622,104	5.4	£4,468,997	£4,614,385	(3.2)
Operating costs	(2,338,100)	(2,716,403)	(13.9)	(1,497,630)	(1,892,832)	(20.9)
Allocated overhead	(2,500,725)	(2,301,640)	8.6	(1,601,797)	(1,603,819)	(0.1)
Management fees	(348,850)	(331,105)	5.4	(223,450)	(230,719)	(3.2)
Selling, general and administrative expenses	(97,036)	(39,389)	146.4	(62,155)	(27,447)	126.5
Operating income	1,692,287	1,233,567	37.2	1,083,965	859,568	26.1
Interest expense	(747,154)	(752,640)	(0.7)	(478,577)	(524,451)	(8.7)
Exchange gains	275,070	39,728		176,191	27,683
Income tax expense	(318,329)	—		(203,900)	—

Net profit	901,874	520,655	73.2	577,679	362,800	59.2
Noncontrolling interest	(272,852)	(189,673)	43.9	(174,771)	(132,167)	32.2
Net profit attributable to South Herts	$629,022	$330,982	90.0	£402,908	£230,633	74.7

Revenue

For the three months ended March 31, 2010, revenue increased by 5.4% to $7.0 million from $6.6 million for the three months ended March 31, 2009, and revenue expressed in pounds sterling decreased by 3.2% to £4.5 million for the three months ended March 31, 2010 from £4.6 million for the three months ended March 31, 2009. The decrease in sterling revenue was primarily driven by the impact on revenue of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to the NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media Inc., partially offset by the impact of continued growth in customer numbers and triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended March 31, 2010, operating costs decreased by 13.9% to $2.3 million from $2.7 million for the three months ended March 31, 2009, and operating costs expressed in pounds sterling decreased by 20.9% to £1.5 million for the three months ended March 31, 2010 from £1.9 million for the three months ended March 31, 2009. The reduction in operating costs was primarily driven by the impact on cost of goods sold of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media Inc. For the three months ended March 31, 2010 and 2009, depreciation expense included in operating costs was $1,117,774, or £715,971, and $1,006,777, or £701,538, respectively.

Allocated overhead

For the three months ended March 31, 2010, allocated overhead increased by 8.6% to $2.5 million from $2.3 million for the three months ended March 31, 2009 and allocated overhead expressed in pounds sterling, of £1.6 million, was unchanged.  The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling was unchanged which is in line with Virgin Media’s cost base which was also relatively unchanged.

Management fees

For the three months ended March 31, 2010, management fees increased by 5.4% to $348,850 from $331,105 for the three months ended March 31, 2009, and management fees expressed in pounds sterling decreased by 3.2% to £223,450 for the three months ended March 31, 2010 from £230,719 for the three months ended March 31, 2009. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the three months ended March 31, 2010, selling, general and administrative expenses increased to $97,036, or £62,155, from $39,389, or £27,447, for the three months ended March 31, 2009. The increase was primarily due to higher audit fees.

Interest expense

For the three months ended March 31, 2010, interest expense decreased by 0.7% to $747,154 from $752,640 for the three months ended March 31, 2009, and interest expense expressed in pounds sterling decreased by 8.7% to £478,577 for the three months ended March 31, 2010 from £524,451 for the three months ended March 31, 2009. This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability of the operating entity.

We paid no cash interest for the three months ended March 31, 2010 and 2009.

Exchange gains

For the three months ended March 31, 2010, foreign currency exchange gains were $275,070, or £176,191, as compared with gains of $39,728, or £27,683, for the three months ended March 31, 2009. The change in foreign currency exchange gains was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately 7% against the pound sterling from December 31, 2009 to March 31, 2010. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense

For the three months ended March 31, 2010, income tax expense was $318,329 or £203,900. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2009. There was no income tax expense for the three months ended March 31, 2009.

Noncontrolling interest

During the three months ended March 31, 2010, the profit attributable to the noncontrolling interest was $272,852, or £174,771 compared with $189,673, or £132,167, for the three months ended March 31, 2009. This was due to the increased profitability of the operating entity.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended March 31, 2010, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $629,022 or £402,908 as compared with $330,982, or £230,633, for the three months ended March 31, 2009, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Total customers	34,160	33,668	33,476	33,399	33,457
Digital television subscribers	27,418	26,911	26,602	26,217	26,048
Analog television subscribers	—	—	—	—	5
Broadband internet subscribers	28,235	27,511	27,090	26,785	26,613
Telephony subscribers	30,059	29,646	29,424	29,284	29,245
Average monthly churn (1)	1.1%	1.4%	1.5%	1.3%	1.2%

(1)          Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2010, we generated $526,844 from our operating activities compared with $140,785 in the three months ended March 31, 2009, which was used to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to an improved operating result.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of March 31, 2010, we had consolidated current liabilities of $37.6 million due to Virgin Media group companies compared with $41.6 million as of December 31, 2009 and $41.6 million as of March 31, 2009.

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

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense. Virgin Media believes that it will be able to meet its current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowing under its revolving credit facility, and its ability to obtain future external financing.

Virgin Media had £6,146.9 million of debt outstanding as of March 31, 2010, compared to £5,974.7 million as of December 31, 2009 and £6,180.0 million as of March 31, 2009, and £420.7 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009 and £139.6 million as of March 31, 2009. The decrease in debt since March 31, 2009 is due to repayments offset by adverse movements in exchange rates. The increase in debt from December 31, 2009 is primarily due to adverse movements in exchange rates.

On January 19, 2010, Virgin Media issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended, or, the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by Virgin Media’s wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018, collectively referred to as the senior secured notes. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Senior Secured Notes” in Virgin Media’s quarterly report on Form 10-Q as filed with the SEC on May 6, 2010. The net proceeds from the issuance of the senior secured notes were used to repay £1,453.0 million of Virgin Media’s obligations under its senior facilities agreement dated March 3, 2006, as amended and restated, or the old senior credit facility.

On April 19, 2010, Virgin Media drew down an aggregate principal amount of £1,675.0 million under a new senior facilities agreement dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under its old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in an aggregate principal amount of £250 million. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Senior Credit Facility” in Virgin Media’s quarterly report on Form 10-Q as filed with the SEC on May 6, 2010.

Virgin Media has also notified the holders of its senior notes due 2014 of its intention to redeem the full outstanding principal amount of such senior notes on May 12, 2010, using cash from its balance sheet. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Unsecured Senior Notes” in Virgin Media’s quarterly report on Form 10-Q as filed with the SEC on May 6, 2010.

Virgin Media’s long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries and receivables under intercompany loans.  As a result, they depend upon the receipt of sufficient funds from their respective subsidiaries or payments under intercompany loans to meet their obligations. In addition, the terms of Virgin Media’s existing and future indebtedness and the laws of the jurisdictions under which its subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

Virgin Media’s debt agreements contain restrictions on its ability to transfer cash between groups of its subsidiaries or to us. As a result of these restrictions, although Virgin Media’s overall liquidity may be sufficient to satisfy its obligations, it may be limited by covenants in some of its debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in its other indebtedness may be triggered if it defaults on any of these debt agreements.

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, including the new senior credit facility, see its annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010, and its quarterly report on Form 10-Q for the three months ended March 31, 2010, as filed with the SEC on May 6, 2010.

Off-Balance Sheet Transactions

As of March 31, 2010 and 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the three months ended March 31, 2010 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 17, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling.  We report in U.S. dollars and are therefore exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $36,000 for the three months ended March 31, 2010.

We have no debt other than amounts due to affiliates.  As of March 31, 2010 and 2009, we had approximately $37.6 million and $41.6 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media.  Therefore we are exposed to changes in Virgin Media’s borrowing rate.  The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $99,000 for the three months ended March 31, 2010.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  Our management, with the participation of the chief executive officer and chief financial officer of Virgin Media*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Virgin Media’s chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including Virgin Media’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of NTL Fawnspring Limited, the General Partner of the Partnership.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 17, 2010.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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
32.1**

Certifications of Persons Performing Function Similar to the Functions of Principal Executive Officer and Chief Financial Officer, respectively,* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of NTL Fawnspring Limited, the General Partner of the Partnership.

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

Date: May 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ ROBERT MACKENZIE
Robert Mackenzie Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: May 11, 2010

	By:	/s/ ROBERT GALE
Robert Gale Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: May 11, 2010

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of NTL Fawnspring Limited, the General Partner of the Partnership.