Form 10-Q
period 2010-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2010-08-06
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐                   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-19889

South Hertfordshire United Kingdom Fund, Ltd.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1145140 (I.R.S. employer identification no.)

Media House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England	+ 44 1256 75 2000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The number of limited partnership units of the registrant outstanding as of August 3, 2010 was 56,935.

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

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00. The noon buying rate of the pound sterling on June 30, 2010 was $1.4947 per £1.00.

	U.S. dollars per £1.00
Six months ended June 30,	Period End	Average (1)	High	Low
2009	$1.6452	$1.5067	$1.6547	$1.3658
2010	1.4947	1.5197	1.6370	1.4344

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of June 30, 2010 are translated to U.S. dollars at an exchange rate of $1.4947 to £1.00, all amounts disclosed for the six months ended June 30, 2010 are based on an average exchange rate of $1.5268 to £1.00, and all amounts disclosed for the six months ended June 30, 2009 are based on an average exchange rate of $1.4929 to £1.00. All amounts disclosed as of December 31, 2009 are based on an exchange rate of $1.6167 to £1.00. U.S. dollar amounts for the three months ended June 30, 2010 and 2009 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2010 and 2009 from the U.S. dollar converted financial result for the six months ended June 30, 2010 and 2009, respectively. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.  The variation among the exchange rates for 2010 and 2009 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Deferred tax asset	$854,124	$1,626,861
Fixed assets, net	38,413,011	42,685,169
Total assets	39,267,135	44,312,030

Liabilities and Partners’ Capital
Current liabilities
Accounts payable to affiliates and related parties	$35,436,983	$41,618,716
Total liabilities	35,436,983	41,618,716

Partners’ Capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(469,632)	(481,112)
	(468,632)	(480,112)
Limited Partners
Contributed capital, net (56,935 units outstanding at June 30, 2010 and December 31, 2009)	48,817,997	48,817,997
Accumulated deficit	(46,212,545)	(47,349,062)
	2,605,452	1,468,935

Partners’ capital	2,136,820	988,823

Accumulated other comprehensive loss	(1,086,827)	(700,000)
Total South Hertfordshire United Kingdom Fund Ltd. Partners’ capital	1,049,993	288,823

Noncontrolling interest	2,780,159	2,404,491
Total Partners’ capital	3,830,152	2,693,314

Total Liabilities and Partners’ Capital	$39,267,135	$44,312,030

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$6,906,233	$7,207,941	$13,883,231	$13,830,045

Costs and expenses
Operating costs	(2,185,282)	(2,850,604)	(4,523,382)	(5,567,007)
Allocated overhead	(2,479,297)	(2,647,252)	(4,980,022)	(4,948,892)
Management fees	(345,312)	(360,397)	(694,162)	(691,502)
Selling, general and administrative expenses	(40,714)	(24,788)	(137,750)	(64,177)
Operating income	1,855,628	1,324,900	3,547,915	2,558,467

Other expenses
Interest payable to General Partner and affiliates	(764,738)	(758,850)	(1,511,892)	(1,511,490)
Exchange gains (losses)	69,914	(271,236)	344,984	(231,508)

Net profit before taxes	1,160,804	294,814	2,381,007	815,469
Income tax expense	(345,600)	—	(663,929)	—

Net profit	815,204	294,814	1,717,078	815,469

Less: Profit attributable to noncontrolling interest	(296,229)	(213,825)	(569,081)	(403,498)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$518,975	$80,989	$1,147,997	$411,971

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$5,190	$810	$11,480	$4,120
Limited Partners	513,785	80,179	1,136,517	407,851
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$518,975	$80,989	$1,147,997	$411,971

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$9.02	$1.41	$19.96	$7.16
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 30,
	2010	2009

Cash flows from operating activities
Net profit	$1,717,078	$815,469

Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	2,025,927	2,077,979
Deferred income taxes	663,929	—
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(3,471,371)	(2,581,457)
Net cash provided by operating activities	935,563	311,991

Cash flows from investing activities
Purchase of fixed assets	(935,563)	(311,991)
Net cash used in investing activities	(935,563)	(311,991)
Increase (decreased) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, on March 17, 2010.

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended
	June 30, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$518,975	$296,229	$815,204
Foreign currency translation adjustments	(80,130)	(40,066)	(120,196)
Comprehensive profit	$438,845	$256,163	$695,008

	Six months ended
	June 30, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$1,147,997	$569,081	$1,717,078
Foreign currency translation adjustments	(386,827)	(193,413)	(580,240)
Comprehensive profit	$761,170	$375,668	$1,136,838

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 — Comprehensive Profit (Continued)

	Three months ended
	June 30, 2009
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$80,989	$213,825	$294,814
Foreign currency translation adjustments	238,385	119,192	357,577
Comprehensive profit	$319,374	$333,017	$652,391

	Six months ended
	June 30, 2009
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$411,971	$403,498	$815,469
Foreign currency translation adjustments	214,104	107,051	321,155
Comprehensive profit	$626,075	$510,549	$1,136,624

Note 3 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems.  The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended June 30, 2010 and 2009 were $345,312 and $360,397, respectively.  Consulting fees paid or payable by NTL South Herts for the six months ended June 30, 2010 and 2009 were $694,162 and $691,502, respectively.  These amounts were expensed in the condensed consolidated statements of operations.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges.  The General Partner believes that the methodology used in allocating these expenses is fair and reasonable.  During the three months ended June 30, 2010 and 2009, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2,479,297 and $2,647,252, respectively. During the six months ended June 30, 2010 and 2009, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $4,980,022 and $4,948,892, respectively.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Transactions with the General Partner and Affiliated Entities (Continued)

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the three months ended June 30, 2010 and 2009, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $678,587 and $724,742, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $86,151 and $34,108, respectively. For the six months ended June 30, 2010 and 2009, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $1,347,556 and $1,445,211, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $164,336 and $66,279, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

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

Note 5 — Income taxes

For the three and six months ended June 30, 2010, income tax expense was $345,600 and $663,929, respectively. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2009. There was no income tax expense for the three and six months ended June 30, 2009.

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

Integration and Restructuring Activities. In the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. Virgin Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. During the quarter, Virgin Media indentified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, Virgin Media expects to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period. Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

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

Consolidated Results of Operations

Three Months Ended June 30, 2010 and 2009

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended June 30, 2010 and 2009:

	Three months ended			Three months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change

Revenue	$6,906,233	$7,207,941	(4.2)	£4,624,028	£4,649,494	(0.5)
Operating costs	(2,185,282)	(2,850,604)	(23.3)	(1,465,025)	(1,836,157)	(20.2)
Allocated overhead	(2,479,297)	(2,647,252)	(6.3)	(1,659,941)	(1,711,133)	(3.0)
Management fees	(345,312)	(360,397)	(4.2)	(231,202)	(232,475)	(0.5)
Selling, general and administrative expenses	(40,714)	(24,788)	64.2	(28,066)	(15,541)	80.6
Operating income	1,855,628	1,324,900	40.1	1,239,794	854,188	45.1
Interest expense	(764,738)	(758,850)	0.8	(511,659)	(488,001)	4.8
Exchange gains (losses)	69,914	(271,236)		49,761	(182,756)
Income tax expense	(345,600)	—		(230,950)	—

Net profit	815,204	294,814	176.5	546,946	183,431	198.2
Noncontrolling interest	(296,229)	(213,825)	38.5	(197,957)	(138,111)	43.3
Net profit attributable to South Herts	$518,975	$80,989		£348,989	£45,320

Revenue

For the three months ended June 30, 2010, revenue decreased by 4.2% to $6.9 million from $7.2 million for the three months ended June 30, 2009, and revenue expressed in pounds sterling was £4.6 million for both the three months ended June 30, 2010 and the three months ended June 30, 2009. Revenue expressed in pounds sterling was relatively unchanged as the impact on revenue of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to the NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media Inc., was largely offset by selective price increases and the impact of the growth in total customer numbers and triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended June 30, 2010, operating costs decreased by 23.3% to $2.2 million from $2.9 million for the three months ended June 30, 2009, and operating costs expressed in pounds sterling decreased by 20.2% to £1.5 million for the three months ended June 30, 2010 from £1.8 million for the three months ended June 30, 2009. The reduction in operating costs was primarily driven by the impact on cost of goods sold of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to NTL South Herts’ premium TV services. For the three months ended June 30, 2010 and 2009, depreciation expense included in operating costs was $908,153, or £610,940, and $1,071,202, or £690,370, respectively.

Allocated overhead

For the three months ended June 30, 2010, allocated overhead decreased by 6.3% to $2.5 million from $2.6 million for the three months ended June 30, 2009, and allocated overhead expressed in pounds sterling, of £1.7 million, was unchanged.  The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling was unchanged which is in line with Virgin Media’s cost base which was also relatively unchanged.

Management fees

For the three months ended June 30, 2010, management fees decreased by 4.2% to $345,312 from $360,397 for the three months ended June 30, 2009, and management fees expressed in pounds sterling were relatively unchanged at £231,202 for the three months ended June 30, 2010, as compared with £232,475 for the three months ended June 30, 2009. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the three months ended June 30, 2010, selling, general and administrative expenses increased to $40,714, or £28,066, from $24,788, or £15,541, for the three months ended June 30, 2009. The increase was primarily due to higher audit fees and investor relations’ service costs.

Interest expense

For the three months ended June 30, 2010, interest expense remained relatively unchanged at $764,738, as compared with $758,850 for the same period in 2009, and interest expense expressed in pounds sterling, of £511,659 for the three months ended June 30, 2010 was slightly higher than £488,001 for the same period in 2009. The increase in interest expense from higher interest rates in the period and higher allocated bank fees and finance costs was offset by a decrease in interest due to lower balances outstanding on which interest is charged.

We paid no cash interest for the three months ended June 30, 2010 and 2009.

Exchange gains or losses

For the three months ended June 30, 2010, foreign currency exchange gains were $69,914, or £49,761, as compared with losses of $271,236, or £182,756, for the three months ended June 30, 2009. The change in foreign currency exchange gains was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately 8% against the pound sterling from December 31, 2009 to June 30, 2010. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense

For the three months ended June 30, 2010, income tax expense was $345,600 or £230,950. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2009. There was no income tax expense for the three months ended June 30, 2009.

Noncontrolling interest

During the three months ended June 30, 2010, the profit attributable to the noncontrolling interest was $296,229, or £197,957, as compared with $213,825, or £138,111, for the three months ended June 30, 2009. This was due to the increased profitability of the operating entity.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended June 30, 2010, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $518,975, or £348,989, as compared with $80,989, or £45,320, for the three months ended June 30, 2009, primarily due to the reasons described above.

Six Months Ended June 30, 2010 and 2009

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the six months ended June 30, 2010 and 2009:

	Six months ended			Six months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change

Revenue	$13,883,231	$13,830,045	0.4	£9,093,025	£9,263,879	(1.8)
Operating costs	(4,523,382)	(5,567,007)	(18.7)	(2,962,655)	(3,728,989)	(20.6)
Allocated overhead	(4,980,022)	(4,948,892)	0.6	(3,261,738)	(3,314,952)	(1.6)
Management fees	(694,162)	(691,502)	0.4	(454,652)	(463,194)	(1.8)
Selling, general and administrative expenses	(137,750)	(64,177)	114.6	(90,221)	(42,988)	109.9
Operating income	3,547,915	2,558,467	38.7	2,323,759	1,713,756	35.6
Interest expense	(1,511,892)	(1,511,490)	0.0	(990,236)	(1,012,452)	(2.2)
Exchange gains (losses)	344,984	(231,508)		225,952	(155,073)
Income tax expense	(663,929)	—		(434,850)	—

Net profit	1,717,078	815,469	110.6	1,124,625	546,231	105.9
Noncontrolling interest	(569,081)	(403,498)	41.0	(372,728)	(270,278)	37.9
Net profit attributable to South Herts	$1,147,997	$411,971	178.7	£751,897	£275,953	172.5

Revenue

For the six months ended June 30, 2010, revenue increased by 0.4% to $13.9 million from $13.8 million for the six months ended June 30, 2009, and revenue expressed in pounds sterling decreased by 1.8% to £9.1 million for the six months ended June 30, 2010 from £9.3 million for the six months ended June 30, 2009. The decrease in revenue expressed in pounds sterling was primarily due to the impact on revenue of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to the NTL South Herts’ premium TV services to Future Entertainment Sarl, a wholly owned subsidiary of Virgin Media Inc., partially offset by selective price increases and the impact of the growth in total customer numbers and triple-play customers.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the six months ended June 30, 2010, operating costs decreased by 18.7% to $4.5 million from $5.6 million for the six months ended June 30, 2009, and operating costs expressed in pounds sterling decreased by 20.6% to £3.0 million for the six months ended June 30, 2010 from £3.7 million for the six months ended June 30, 2009.  The reduction in operating costs was primarily driven by the impact on cost of goods sold of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to NTL South Herts’ premium TV services. For the six months ended June 30, 2010 and 2009, depreciation expense included in operating costs was $2,025,927, or £1,326,911, and $2,077,979, or £1,391,908, respectively.

Allocated overhead

For the six months ended June 30, 2010, allocated overhead increased by 0.6% to $5.0 million from $4.9 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, allocated overhead expressed in pounds sterling, of £3.3 million, was relatively unchanged as compared with the six months ended June 30, 2009. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling was relatively unchanged in line with Virgin Media’s overall cost base.

Management fees

For the six months ended June 30, 2010, management fees increased by 0.4% to $694,162 from $691,502 for the six months ended June 30, 2009, and management fees expressed in pounds sterling decreased by 1.8% to £454,652 for the six months ended June 30, 2010 from £463,194 for the six months ended June 30, 2009.  Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the six months ended June 30, 2010, selling, general and administrative expenses increased to $137,750, or £90,221, from $64,177, or £42,988, for the six months ended June 30, 2009.  The increase was primarily due to higher audit fees.

Interest expense

For the six months ended June 30, 2010, interest expense remained relatively unchanged at $1.5 million as compared with the same period in 2009, and interest expense expressed in pounds sterling decreased by 2.2% to £990,236 for the six months ended June 30, 2010 from £1,012,452 for the six months ended June 30, 2009. This decrease was primarily due to a lower accounts payable to affiliates and related parties balance, arising from increased profitability, partially offset by higher interest rates in the period and higher allocated bank fees and finance costs.

We paid no cash interest for the six months ended June 30, 2010 and 2009.

Exchange gains or losses

For the six months ended June 30, 2010, foreign currency exchange gains were $344,984, or £225,952, as compared with losses of $231,508, or £155,073, for the six months ended June 30, 2009.  The change in foreign currency exchange losses was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions.  The value of the U.S. dollar strengthened by approximately 8% against the pound sterling from December 31, 2009 to June 30, 2010. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense

For the six months ended June 30, 2010, income tax expense was $663,929 or £434,850. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2009. There was no income tax expense for the three months ended June 30, 2009.

Noncontrolling interest

During the six months ended June 30, 2010, the profit attributable to the noncontrolling interest was $569,081, or £372,728, as compared with $403,498, or £270,278, for the six months ended June 30, 2009.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the six months ended June 30, 2010, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $1,147,997, or £751,897, as compared with $411,971, or £275,953, for the six months ended June 30, 2009, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Total customers	34,530	34,160	33,668	33,476	33,399
Digital television subscribers	27,088	27,418	26,911	26,602	26,217
Broadband internet subscribers	28,733	28,235	27,511	27,090	26,785
Telephony subscribers	30,319	30,059	29,646	29,424	29,284
Average monthly churn (1)	1.2%	1.1%	1.4%	1.5%	1.3%

(1)         Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the six months ended June 30, 2010, we generated $935,563 from our operating activities compared with $311,991 in the six months ended June 30, 2009, which was used to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to an improved operating result.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media. We are reliant upon the support of Virgin Media to continue our operations. As of June 30, 2010, we had consolidated current liabilities of $35.4 million due to Virgin Media group companies compared with $41.6 million as of December 31, 2009 and $45.9 million as of June 30, 2009.

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

Virgin Media had £6,053.0 million of debt outstanding as of June 30, 2010, compared to £5,974.7 million as of December 31, 2009 and £5,898.2 million as of June 30, 2009, and £414.9 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009 and £246.0 million as of June 30, 2009. The increase in debt since June 30, 2009 is due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing. The increase in debt from December 31, 2009 is also due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, including the new senior credit facility, see its annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010, and its quarterly report on Form 10-Q for the three and six months ended June 30, 2010, as filed with the SEC on August 4, 2010.

Off-Balance Sheet Transactions

As of June 30, 2010 and 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the six months ended June 30, 2010 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 17, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars and are therefore exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $28,000 for the six months ended June 30, 2010.

We have no debt other than amounts due to affiliates. As of June 30, 2010 and 2009, we had approximately $35.4 million and $45.9 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $192,000 for the six months ended June 30, 2010.

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

Date: August 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ ROBERT MACKENZIE
Robert Mackenzie Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: August 6, 2010

	By:	/s/ ROBERT GALE
Robert Gale Director of NTL Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.*

Date: August 6, 2010