Form 10-K
period 2010-12-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2011-03-31
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s limited partnership interests held by non-affiliates as of June 30, 2010, based on a price per limited partnership interest of $52.13 which was the weighted average price at which limited partnership interests were transferred during the second fiscal quarter of 2010, was $5,891.

As of March 7, 2011, there were 56,935 limited partnership interests of the registrant outstanding. There is no established public market for the registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

FOR THE YEAR ENDED DECEMBER 31, 2010

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

We hold 66.7% of the shares of ntl (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media Inc., or Virgin Media, indirectly holds the remaining 33.3% of the shares of NTL South Herts. We are reliant on the support of Virgin Media, the indirect parent company of ntl Fawnspring Limited, our General Partner, to continue our operations as a going concern. The agreement governing the partnership, or Partnership Agreement, stipulates a 25 year term which is scheduled to expire on December 31, 2016.

The General Partner may, pursuant to our Partnership Agreement, provide consulting services to us or delegate the performance of such consulting services to Virgin Media or other affiliates. The General Partner purchased one of our partnership interests by contributing $1,000 to our capital.

In this annual report, unless the context otherwise requires, the terms “we”, “us”, “our” and similar terms refer to South Hertfordshire United Kingdom Fund, Ltd. and its subsidiaries.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

•      the proposed sale of our assets may not proceed and is subject to litigation;

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

•                  the effect of rapid and significant technological changes on Virgin Media’s business;

•                  the effect of a decline in fixed line telephony usage on Virgin Media’s revenues;

•                  Virgin Media’s ability to maintain and upgrade its networks in a cost-effective and timely manner;

•                  possible losses in Virgin Media’s revenues or customers due to systems failures;

•                  Virgin Media’s ability to control unauthorized access to its network;

•                  Virgin Media’s reliance on third-party suppliers and contractors to provide necessary hardware, software or operational support;

•                  Virgin Media’s reliance on its use of the “Virgin” name and logo and any adverse publicity generated by other users of the Virgin name and logo;

•                  Virgin Media’s ability to manage customer churn;

•                  Virgin Media’s ability to provide attractive programming at a reasonable cost;

•                  general economic conditions;

•                  Virgin Media’s ability to implement its restructuring plan successfully and realize the anticipated benefits;

•                  currency and interest rate fluctuations;

•                  the functionality or market acceptance of new products;

•                  tax risks;

•                  Virgin Media’s ability to effectively manage complaints, litigation and adverse publicity;

•                  Virgin Media’s ability to retain key personnel;

•                  changes in laws, regulations or governmental policy;

•                  capacity limits on Virgin Media’s network;

•                  Virgin Media’s ability to fund debt service obligations and refinance its debt obligations;

•                  Virgin Media’s ability to comply with restrictive covenants in its indebtedness agreements; and

•                  Virgin Media’s dependence on cash flow from its subsidiaries.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of Virgin Media and its relationship to us as of December 31, 2010. The chart does not show Virgin Media’s operating or other intermediate companies.

*                                         ntl Fawnspring Limited is an indirect wholly owned subsidiary of Virgin Media and is our General Partner.

**                                  ntl (South Hertfordshire) Limited is a U.K. corporate subsidiary owned 66.7% by us and 33.3% is indirectly held by Virgin Media.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end exchange rate expressed as U.S. dollars per £1.00. The exchange rate of the pound sterling on March 25, 2011 was $1.6086 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low
2006	$1.9586	$1.8582	$1.9794	$1.7256
2007	1.9843	2.0073	2.1104	1.9235
2008	1.4619	1.8424	2.0311	1.4395
2009	1.6167	1.5704	1.6977	1.3658
2010	1.5599	1.5418	1.6370	1.4344
2011 (through March 25, 2011)	1.6086	1.6028	1.6387	1.5490

(1)           The average rate is the average of the noon buying rates on the last day of each month during the relevant period, other than the period of January 1 through to March 25, 2011 for which the average represents the daily average.

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

Unless we otherwise indicate, all U.S. dollar amounts as of December 31, 2010 are translated to U.S. dollars at an exchange rate of $1.5599 to £1.00, and all amounts disclosed for the year ended December 31, 2010 are based on an average exchange rate of $1.5464 to £1.00. All amounts disclosed as of December 31, 2009 are based on an exchange rate of $1.6167 to £1.00, and all amounts disclosed for the year ended December 31, 2009 are based on an average exchange rate of $1.5653 to £1.00. All amounts disclosed for the year ended December 31, 2008 are based on an average exchange rate of $1.8523 to £1.00. U.S. dollar amounts for any individual period within a fiscal year are determined by multiplying the pound sterling financial results for the period from January 1 to the end of the current period by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial results for the period from January 1 to the end of the previous period of that fiscal year. The variation among the exchange rates for 2010, 2009 and 2008 has affected the U.S. dollar comparisons significantly.

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

Proposed Asset Sale

On January 31, 2011, ntl (B) Limited, an affiliate of our General Partner, entered into a Share Purchase Agreement with the Partnership to acquire the Partnership’s sole asset, being the Partnership’s 299,390 A ordinary shares of NTL South Herts for £14,293,000.  In accordance with the Partnership Agreement, the sale of the Partnership’s shares of NTL South Herts, or the Asset Sale, must be approved by the holders of a majority of the outstanding Partnership units, other than the General Partner and its affiliates.

On March 18, 2011, a definitive proxy statement was filed with the SEC (and subsequently mailed to unitholders on March 23, 2011) outlining that a special meeting of unitholders of the Partnership will be held on May 5, 2011 in New York, New York to consider and vote upon a proposal to approve the Asset Sale.  Holders of Partnership units as of the close of business on March 7, 2011 will be entitled to notice of, and to vote at, the special meeting and at any adjournments or postponements of the meeting.

The Partnership Agreement requires that the price to be paid for such a sale of the Partnership’s assets to an affiliate of the General Partner must be determined by taking the average of three separate independent appraisals of the fair market value of the assets. Further, that sale must be approved by unitholders (other than the General Partner or its affiliates) holding a majority of the outstanding Partnership units. Accordingly, the purchase price to be paid by ntl (B) Limited for the Partnership’s interest in South Herts represents the average of three separate independent appraisals, as more fully described in the proxy statement filed on March 18, 2011 with the SEC.

If the proposal to approve the Asset Sale is approved and the other conditions in the Share Purchase Agreement have been met, then the Asset Sale will close. Thereafter, as required by the Partnership Agreement, the Partnership will be dissolved and the General Partner will commence the process of liquidating and winding up the Partnership. The General Partner will use the proceeds of the Asset Sale to pay and provide for the outstanding liabilities and other obligations of the Partnership (including indebtedness owed by the Partnership to Virgin Media Inc. and its affiliates) and establish cash reserves, presently estimated at $520,000 for the payment of contingent or unforeseen liabilities of the Partnership. The actual amount of reserves established by the General Partner may be increased at the discretion of the General Partner, as more fully described in the proxy statement.

The General Partner will make an initial distribution of the remaining proceeds from the Asset Sale to the unitholders of record as of the record date of the distribution in accordance with the terms of the Partnership Agreement. The General Partner estimates that unitholders initially will receive approximately $300 per unit as an initial distribution of the proceeds of the Asset Sale, based on, among other things, the purchase price for the shares of NTL South Herts and estimates of the Partnership’s outstanding liabilities, expenses and required cash reserves described in the preceding paragraph, and assuming an exchange rate of

$1.6033 per £1.00. To the extent that all or a portion of the Partnership’s cash reserves are not used to settle any contingent or unforeseen liabilities of the Partnership after our dissolution, a further distribution of the unused portion of the cash reserves will be made to unitholders at a later date to be established by the General Partner. The actual amounts distributed to unitholders will depend on, among other things, the actual amount of liabilities and obligations of the Partnership upon its dissolution (including contingent liabilities payable out of the cash reserves following the dissolution), expenses incurred by the Partnership prior to, or in connection with, its dissolution and winding up, the amount of the General Partner’s capital account deficit, and the exchange rate at the time the proceeds of the Asset Sale are converted into U.S. Dollars, as further described in the proxy statement.

Following the Asset Sale, the dissolution of the Partnership and the distributions of all remaining Partnership funds to unitholders of record, the Partnership will be terminated.

If the Asset Sale is not approved or completed for any reason, there will be no distribution in connection with the Asset Sale and the Partnership’s term will otherwise expire on December 31, 2016, at which time the Partnership will be dissolved and liquidated in accordance with the Partnership Agreement.

Litigation in Respect of the Asset Sale and Other Matters

On March 15, 2011, a lawsuit asserting derivative claims on behalf of the Partnership was filed in the Supreme Court of the State of New York, County of New York, against Virgin Media Inc., ntl (B) Limited and the General Partner.  The complaint generally asserts that the General Partner, Virgin Media Inc., and ntl (B) Limited have breached their fiduciary duties and/or aided and abetted such breach in pursuing the Asset Sale at a price that allegedly undervalues NTL South Herts. The plaintiff claims that the appraisals which were obtained fail to value NTL South Herts properly and are stale because they are dated as of September 30, 2010 and do not reflect market changes since that date. The complaint further asserts that the transfer by NTL South Herts of premium television services to a Luxembourg affiliate of Virgin Media Inc. in 2009 deprived NTL South Herts of a valuable asset.  The complaint asserts breach of fiduciary duties, breach of contract and unjust enrichment, and seeks an accounting in respect of the general allocation of expenses to NTL South Herts.  Among other remedies, the plaintiff seeks an order directing the General Partner to exercise its fiduciary duties, the imposition of a constructive trust upon any benefits improperly received, an order of an accounting and an award of costs, including attorney’s fees.

The General Partner, Virgin Media Inc., and ntl (B) Limited believe that the claims asserted are entirely without merit and intend to contest them vigorously.

About NTL South Herts

Franchise Area

The area covered by our cable system, which we refer to as the franchise area, comprises the administrative areas in South Hertfordshire: Three Rivers, Watford and Hertsmere. The franchise area covers commuter suburbs of London, and many people who reside in the franchise area use the available fast rail and motorway services to travel to work in central London. There are approximately 94,200 homes in the franchise area, all of which are passed by our cable television/telephone network. Construction in the franchise area is complete.

Operations

Construction of a cable television-only network in the franchise area commenced in early 1991 and integrated cable television/telephone network architecture was developed for this franchise in late 1991. Cable television services commenced in April 1992 and telephone services commenced in February 1993, following completion of the installation of a telephone switch. In January 2000, we commenced the rollout of digital cable television services within the franchise area and in 2001 we commenced broadband internet access services. As of December 31, 2010, NTL South Herts serviced 28,271 digital television subscribers, 30,707 residential telephony subscribers and 29,572 broadband internet subscribers, representing a total of 35,100 residential customers with a penetration level of 37.3% of the homes in the franchise area.

Management control is exercised by ntl Fawnspring Limited, a U.K. corporation, which is a wholly owned indirect subsidiary of Virgin Media and is our General Partner, although management control is delegated to other affiliated companies of Virgin Media. Our business is managed by Virgin Media Limited, or VML, a subsidiary of Virgin

Media, from its headquarters in Hook, Hampshire. Virgin Media and we believe that management of our business as an integral part of the larger Virgin Media group reaps the benefits of synergy and maximizes returns to us. VML performs a variety of management functions and procures services on our behalf. Pursuant to an agreement with VML, we have the legal right to offset amounts receivable from VML against amounts payable to VML. Consequently, the net balance payable to Virgin Media is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Our operations are fully integrated into the operations of Virgin Media. Accordingly, the following business description describes Virgin Media’s operations of which we comprise a part.

Virgin Media’s Business

Virgin Media is incorporated in the State of Delaware, United States. Its principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and its telephone number is (212) 906-8440. Its U.K. headquarters are located outside of London, England in Hook, Hampshire. Virgin Media’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available free of charge on its website at www.virginmedia.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of its website can be accessed under the heading “About Virgin Media—Investors Information” at www.virginmedia.com/investors. The information on its website is not incorporated into this annual report.

Virgin Media is a leading provider of entertainment and communications services in the U.K., offering “quad-play” broadband internet, television, mobile telephony and fixed line telephony services to residential and commercial customers throughout the U.K. Virgin Media is one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. Virgin Media owns and operates cable networks that pass approximately 13 million homes in the U.K. and provides services to approximately 4.8 million customers on its network as of December 31, 2010. Virgin Media believes its advanced, deep fiber access network enables Virgin Media to offer faster and higher quality broadband services than its digital subscriber line, or DSL, competitors. As a result, Virgin Media provides its customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. Virgin Media is also one of the U.K.’s largest mobile virtual operators by number of customers, providing mobile telephone services to 1.9 million pre-pay mobile customers and 1.2 million contract mobile customers over third party networks. As of December 31, 2010, approximately 63.0% of residential customers on Virgin Media’s cable network were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from them, and approximately 11.8% were “quad-play” customers.

In addition, Virgin Media provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business. Virgin Media also has an interest in the UKTV television channels through its joint ventures with BBC Worldwide.

On June 4, 2010, Virgin Media announced the sale to British Sky Broadcasting Limited, or BSkyB, of its television channel business known as Virgin Media TV whose operations comprised Virgin Media’s former Content segment. Virgin Media’s internal reporting structure and the related financial information used by its management, including its chief operating decision maker, reflect the changes made after the announcement of the sale of Virgin Media TV. Following this announcement, Virgin Media has two reporting segments, Consumer and Business, as described below:

•                  Consumer:  Its Consumer segment includes the distribution of television programming over its cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off its cable network. Virgin Media’s Consumer segment also includes its mobile telephony and mobile broadband operations, provided through Virgin Mobile.

•                  Business:  Its Business segment includes the voice and data telecommunication and internet solutions services it provides through Virgin Media Business to businesses, public sector organizations and service providers.

NTL South Herts operates primarily within Virgin Media’s Consumer segment, although Virgin Media’s Consumer segment also includes mobile services and non-cable services which are not carried out by NTL South Herts. As such, further discussion on Virgin Media’s business within this document is primarily focused on its Consumer segment excluding its mobile and non-cable operations.

Virgin Media’s Cable Network Advantage

Virgin Media’s network infrastructure includes hybrid fiber coax, or HFC, with optical fiber deployed to street cabinets, and a twinned cable, consisting of both high-capacity coaxial cable and twisted copper-pair elements.  This extends from the street cabinet to customers’ homes within reach of Virgin Media’s access network by direct connection to the cable network, allowing the delivery of high-speed broadband internet services without degradation over distance. Virgin Media believes that this deployment of coaxial cable directly to the home closer to the end user, or deep fiber access, provides it with several competitive advantages in the areas served by its network. For instance, its cable network allows it to concurrently deliver downstream broadband services, together with real-time television and video-on-demand content, or VOD, at higher speeds and with less data loss than comparable services of other providers. Virgin Media’s competitors are reliant on the access infrastructure of the incumbent, BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer’s home, which delivers an average of 4Mb. BT is upgrading its infrastructure to provide data exchange services capable of higher speeds, using fiber-to-the-cabinet technology, but service providers using BT’s existing network are, and may remain, subject to capacity limits which can affect data download speeds. Virgin Media’s cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, Virgin Media’s cable infrastructure allows it to provide “triple-play” bundled services of broadband internet, television and fixed line telephony services to residential customers in areas served by its network, without relying on a third-party service provider or network. See “—Virgin Media’s Network” below for more detailed information relating to its network.

Consumer Segment

Cable Products and Services

Virgin Media provides cable broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Its cable services are distributed via its wholly-owned local access cable network. The cable network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. Virgin Media offers its customers a choice of several packages and tariffs within each of its cable product categories. Virgin Media’s bundled packaging and pricing are designed to encourage its customers to purchase multiple services across its product portfolio by offering discounts to customers who subscribe to two or more of Virgin Media’s products. The types and number of services that each customer uses, and the prices Virgin Media charges for these services, drive its revenue. For example, broadband internet is more profitable than its television services and, on average, its “triple-play” customers are more profitable than “double-play” or “single-play” customers. As of December 31, 2010, 86% of its cable customers received multiple services from Virgin Media and 63% were “triple-play” receiving broadband internet, television and fixed line telephone services from Virgin Media.

Broadband Internet

Virgin Media delivers high-speed broadband internet services to customers on its cable network. As of December 31, 2010, it provided cable broadband services to over 4 million subscribers. Virgin Media continues to lead the U.K. market for high-speed broadband, having introduced both 50 Mb and DOCSIS 3.0 rollouts in 2009. In December 2010, the average speed experienced by customers on all tiers was above 90% of headline speed, and Virgin Media commenced an upgrade program to increase upstream speeds to a minimum of 10% of download speeds.

In December 2010, Virgin Media launched download speeds of 100 Mb in limited areas, thus offering four tiers of high-speed broadband service at download speeds of up to 10 Mb, 20 Mb, 50 Mb and 100 Mb. Virgin Media customers within each of these tiers also benefit from unlimited downloads, subject to a fair usage and traffic management policies, and advanced security software, including anti-virus and anti-spyware protection. Virgin Media customers also benefit from an online data storage service, which allows top tier subscribers to back-up, store and share specified amounts of data and photographs online for no additional charge.

Virgin Media operates a web portal, virginmedia.com, which offers a broad range of content, such as music, games, movies and television programming. Virgin Media also offers an online gaming channel.  In January 2010, Virgin Media launched a music channel, offering streaming video content. Virgin Media’s customers are also able to access their email accounts and customer care information through its website. Virgin Media generates revenue from its website, primarily from third-party advertising and search engines. Virgin Media also uses the website to cross-promote its product portfolio.

Television

Virgin Media offers a wide range of television services to customers on its cable network. As of December 31, 2010, Virgin Media provided cable television services to approximately 3.78 million residential subscribers, of which approximately 3.76 million received its digital television, or DTV service and approximately 19,000 received its analog television, or ATV, service.

Virgin Media’s DTV service includes access to over 160 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services. From June 2009, Virgin Media’s subscription-based premium television services have been provided by its Luxembourg subsidiary, Future Entertainment S.a.r.l., trading as Virgin Media Entertainment. Virgin Media offers a free-to-air digital television service, or Free TV, to certain customers on its cable platform. Virgin Media’s Free TV service provides access to approximately 45 linear channels and radio services such as Dave, E4, Yesterday, Sky 3 and Five USA. In addition to its linear television services, which allow its customers to view television programming at a scheduled time, its DTV and Free TV customers also have access to certain digital interactive services, including one of the most comprehensive VOD services in the U.K. See “Virgin TV On Demand” below. Virgin Media also provides ATV services to customers in limited geographic areas.

Virgin Media’s cable network enables it to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. Virgin Media also offers interactive “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

Virgin TV On Demand

Virgin Media’s VOD service, Virgin TV On Demand, provides its customers with instant access to a wide selection of premium movies, television programs and series, music videos and other on-demand content. Programs begin instantly, without the need for buffering, while the service offers features such as freeze frame, fast-forward and rewind, which allow its customers increased control over the content and timing of their television viewing. Additionally, Virgin Media’s cable network enables it to provide VOD content to its customers with no concurrent degradation of their broadband speed. As of December 31, 2010, Virgin Media had over 4,500 hours of on-demand content. In 2010, its VOD usage increased to 87 million average monthly views in the fourth quarter, up from 68 million average monthly views in the first quarter. Virgin Media believes that customers who use its VOD service are less likely to churn.

The primary types of content available within Virgin TV On Demand are TV programming, movies (on a pay-per-view and subscription basis) and music videos. A selection of content is available free of charge to all of Virgin Media’s DTV customers. This is primarily focused within Virgin Media’s ‘catch-up’ TV service which offers approximately 500 hours of popular broadcast TV shows. Virgin Media also offers BBC iPlayer as part of its on-demand service, which enables viewers to catch-up on over 350 hours of BBC programs and the offering further includes content from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K., including the addition of up to 80 hours of catch-up TV per week.  Virgin Media also offers the full suite of terrestrial channel catch-up, including 4oD and Demand Five.

Virgin Media offers its television customers a subscription VOD package, including up to 2,300 episodes of premium TV programming. In addition, there is also a music video service featuring over 3,500 tracks. Virgin Media’s subscription VOD package is provided free of charge to subscribers to its top tier TV package and is available for an additional monthly fee to its other DTV customers. In 2009, Virgin Media also launched a movies VOD offering with the launch of ‘Picture Box,’ a subscription movie-on-demand service, offering premium movie content in both standard and high definition format. All of Virgin Media’s DTV customers also have access to pay-per-transaction content, including approximately 500 movies and its entire library of music videos on a per-title basis. Pay-per-transaction movies are available for 48 hours while music is available for 24 hours after purchase and may be accessed multiple times during that period for a single fixed charge.

High Definition Television

As of December 31, 2010, Virgin Media offered approximately 250 to 300 hours of HD content on Virgin TV On Demand, including BBC iPlayer, HD films and a range of HD TV programming such as Sky1 HD, SkyLiving HD and BBC One HD.  Virgin Media’s HD content is available to its DTV and Free TV customers.

Digital Video Recorders

Virgin Media offers one of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to pause or rewind the program at any point during or after broadcast. The Virgin Media DVR, which is called the “V+ Box”, is available to its DTV customer base for a premium monthly rental option or an up-front payment as part of its top tier. The V+ Box has 160Gb of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Virgin Media’s V+ Box customers with an HD-compatible television can also access its HD on-demand content. As of December 31, 2010, Virgin Media had approximately 1.28 million V+ Box customers, representing 34% of its digital subscribers.

In 2009, Virgin Media entered into a strategic partnership with TiVo Inc., or TiVo, to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement, TiVo is the exclusive provider of user interface software for Virgin Media’s next generation set-top boxes and Virgin Media are the exclusive distributor of TiVo services and technology in the U.K. The Virgin Media TiVo service was launched in December 2010, with the simultaneous introduction of the TiVo HD/3D set-top box which provides 1 Tb (approximately 500 hours) for personal recordings. This is the “next generation” entertainment set-top box (with associated software, including middleware) which brings together television, VOD and web services through a single set-top box and specialized content discovery and personalization tools. The new TiVo service, combined with the existing VOD service, make available approximately 4,600 hours of television shows, movies and music videos.

Fixed Line Telephony

Virgin Media provides local, national and international telephony services to its residential customers on its cable network. Virgin Media offers a basic line rental service to its cable customers for a fixed monthly fee. In addition to basic line rental, Virgin Media also offers tiered bundles of features and services, including calling plans that enable customers to make unlimited national landline calls during specified periods, for an incremental fixed monthly fee. Virgin Media’s customers may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. As of December 31, 2010, Virgin Media provided cable telephony services to approximately 4.2 million residential subscribers.

Non-cable Products and Services

Virgin Media also provides broadband and telephone services to residential customers outside of its cable network, or non-cable customers, over third-party telecommunications networks. These services are not provided to our customers, but are described here for the purposes of completeness. Virgin Media’s non-cable broadband internet services are provided via BT’s local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W. Virgin Media offers various price and feature packages, including broadband service of up to 20 Mbps. As of December 31, 2010, Virgin Media had approximately 276,700 non-cable broadband subscribers. Virgin Media also provide fixed line telephone service to non-cable customers via BT’s local access network. As of December 31, 2010, Virgin Media provided non-cable fixed line telephone service to approximately 169,600 subscribers.

Marketing and Sales

Virgin Media’s consumer strategy focuses primarily on marketing bundled offerings of products and services across its “quad-play” portfolio to existing and potential customers. Virgin Media is in particular focusing on its cable customers, most of whom are not yet mobile telephone customers. Virgin Media’s bundling strategy provides its customers with discounts from the price of buying its services separately and the convenience of a single bill for “triple-play” packages. Virgin Media believes that customers who subscribe to multiple services from it are less likely to churn. Virgin Media also actively pursues opportunities to cross-sell complementary services across its product range and up-sell higher value services to its existing customers.

Virgin Media offers its consumer products and services through a broad range of retail channels, including via telesales, customer care centers, online and points of sale. Virgin Media also engages in direct marketing initiatives through a dedicated national sales force of approximately 300 representatives, as well as comprehensive national and regional mass media advertising initiatives. In 2010, Virgin Media significantly expanded its portfolio of own brand stores with the opening of 20 Virgin Media branded retail stores and the introduction of 14 Virgin Media branded shopping center kiosks. Virgin Media’s own brand stores and kiosks offer a complete range of its consumer products and services and, on average, more than half of customers that subscribed to its services at one of its own brand stores during 2010 took one of its triple-play or quad-play product bundles. As of December 31, 2010, Virgin Media had in aggregate 78 own brand stores and 36 kiosks.

In February 2010, Virgin Media announced its agreement with leading electronics retailer, Best Buy, to showcase and sell Virgin Media products in their stores in the U.K.

Customer Service

Virgin Media believes that effective customer care contributes to customer satisfaction, which results in reduced churn and improved acquisition rates of new customers. As of December 31, 2010, Virgin Media employed approximately 1,800 staff for its cable and non-cable call centers. Virgin Media also outsourced cable and non-cable call centers in the U.K. and India.

Business Segment

Virgin Media’s Business segment, managed through Virgin Media Business (formerly ntl:Telewest Business), offers a broad portfolio of voice, data and internet solutions to commercial customers in the U.K., ranging from analog telephony to managed data networks and applications. Virgin Media’s network advantage allows it to connect over 85% of U.K. businesses maintaining a competitive cost base.  Virgin Media can also connect the remaining 15% of premises using its wholesale partnerships at a cost similar to other top competitors.  Virgin Media’s Business segment peak usage occurs at different times of the day from its Consumer segment peak usage, which allows better use of the network. Through Virgin Media Business, Virgin Media provides services to approximately 60,000 U.K. businesses and almost 250 local councils. Virgin Media also supplies communications services to around three quarters of the U.K.’s health and emergency services providers and nearly one half of U.K. police forces.

Virgin Media’s Network

Virgin Media delivers high-speed voice and data services over its HFC network using Data Over Cable Service Interface Specification 3.0, or DOCSIS 3.0. Virgin Media’s deep fiber access network enables it to transmit data by means of fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes.” The connection into each home from the fiber access network comprises two components combined into a single drop cable. First, to provide television services and high-speed broadband internet access, Virgin Media uses high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. Virgin Media currently offers download speeds of up to 50 Mb and, in some areas already up to 100 Mb via coaxial cable, and has trials underway with respect to download speeds of up to 200 Mb. Second, Virgin Media uses short length twisted copper-pair to connect fixed line telephony services to its fiber access network. Virgin Media’s relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2 broadband technologies, enabling speeds of up to 50 Mb downstream and 10 Mb upstream. As a result of the extensive use of fiber in its access networks, Virgin Media is also able to provide high-speed Ethernet services directly to business customers and provide nationwide area networking to these customers via its core networks.

Virgin Media believes that its deep fiber access network has enabled it to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, Virgin Media completed significant upgrades to its network, including the network-wide roll-out of the latest DOCSIS 3.0 technology which significantly increased upstream and downstream transmission speeds across its network. Virgin Media also invested in extending its network and upgrading from analog to digital in select urban areas where a significant level of traffic is anticipated. In 2010, Virgin Media upgraded or extended its network to provide “triple play” cable capability to over 100,000 additional homes. As of December 31, 2010, approximately 97% of the homes served by Virgin Media’s cable network could receive all of Virgin Media’s digital television and fixed line telephone services.

Virgin Media also employs a variety of alternative methods to connect its national telecommunications network over the “last mile” to the premises of customers located beyond the reach of its cable network, including by leasing circuits and DSL connections on the local networks of other service providers.

Information Technology

The operation and support of Virgin Media’s information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. Virgin Media continues to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce its dependency on high cost external support and management services. In 2010, Virgin Media completed the in-sourcing of information technology services from two of its outsourced providers, as part of its plan to consolidate systems and move to a strategic sourcing model with a small number of key partners.

Competition

Consumer Segment

Virgin Media faces intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to Virgin Media’s customers from other providers and intensify the competitive environment. See “Risk Factors—Virgin Media operates in highly competitive markets.” However, Virgin Media believes that it has a competitive advantage in the U.K. residential market due to the superior technical capabilities of its cable network over the network of the incumbent BT, which many of its competitors rely on to provide their services.

Virgin Media offers most of its products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. Virgin Media offers broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas on its cable network. Key recent developments among its primary competitors include:

•                  BT Group plc.  BT offers fixed line telephone, broadband and IP-based television services. In 2009, BT commenced roll-out of fiber-based broadband, with coverage expected to reach up to four million homes by the end of 2010, and in aggregate up to 10 million homes by 2012. It is intended to deliver a range of services using a mixture of fiber-to-the-premise or fiber-to-the-cabinet technology, to approximately 2.5 million homes and 7.5 million homes, respectively. During 2010, BT announced its intention to extend its fiber roll out to reach around two-thirds of U.K. homes by 2015, with total spend reaching £2.5bn. During the year BT Retail launched competitively proved fiber-based broadband under the brand BT Infinity. In the summer of 2010, BT offered for the first time Sky Sports 1 and 2 on its IP pay television service, BT Vision. Throughout the year Virgin Media also saw BT adopt a strategy of discounting its bundled packages of fixed-line, broadband and TV.

•                  British Sky Broadcasting Group plc.  BSkyB, an established competitor in the pay television market, offers discounted triple-play bundles of broadband, television and fixed line telephone services. In 2010, BSkyB focused its marketing campaigns heavily on the benefits of HD television and, from the start of the year, its HD DVR was provided as standard with its basic television package to all new customers. Towards the end of 2010, BSkyB started the roll out of its VOD service called Sky Anytime+, which is available to customers with a HD box and Sky broadband subscription. On October 1, 2010 BSkyB launched the U.K.’s first three-dimensional, or 3D, television channel.

•                  TalkTalk Telecom Group PLC.  The Talk Talk group was created following a demerger from Carphone Warehouse in March 2010. In the first quarter of 2010, the Tiscali brand, which it acquired in July 2009, was rebranded to TalkTalk. During 2010, TalkTalk continued to pursue an aggressive pricing policy for its fixed telephone line and broadband bundle. In the final quarter of 2010, TalkTalk launched both mobile and mobile broadband services following a MVNO agreement with Vodafone.

•                  Everything Everywhere.  In 2010, France Telecom and Deutsche Telekom merged Orange U.K. and T-Mobile U.K. as a 50/50 joint venture, incorporating Orange’s mobile telephony, mobile broadband, fixed line telephony and broadband services and T-Mobile’s mobile telephony and mobile broadband services. The joint venture has subsequently been rebranded as Everything Everywhere and is the largest mobile provider in the U.K. In July 2010, Everything Everywhere Limited, or Everything Everywhere, became the name of the company that runs Orange and T-Mobile in the U.K.

•                  O2.  O2 offers mobile telephony, mobile broadband, fixed line telephony and broadband services. In 2010, O2 focused its mobile offering around smartphones, attractively priced SIM-only tariffs and its customer loyalty program. O2 also continued its aggressive pricing strategy on its home broadband packages and entered the fixed line telephony market in May 2010.

Broadband Internet

Virgin Media has a number of significant competitors in the market for broadband internet services including BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service, and companies such as BSkyB, TalkTalk and O2, which are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as fiber to the cabinet, which provides subscribers with significantly faster download speeds when compared to traditional ADSL2+ connections.

In addition to the increasing competition and pricing pressure in the broadband market arising from LLU, mobile broadband and technological developments, such as long term evolution, or LTE, 3G mobile technology and other wireless technologies, such as Wi-Fi and Wi-Max, may subject Virgin Media to increased competition over time in the provision of broadband services.

Cable Television

Virgin Media’s digital television services compete primarily with those of BSkyB. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both Virgin Media’s principal competitor in the pay television market, and an important supplier of premium television content to Virgin Media.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels as well as BBC1 HD, BBC HD, ITV1 HD and Channel 4 HD. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Freeview also offers a range of DVRs under the brand “Freeview+”. Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV. Top Up TV is a pay television service offering selected programs, which are typically downloaded to the set-top box overnight, for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV DVR.

Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. In 2008, the BBC launched an initiative know as Project Canvas, to develop technical standards to enable content typically accessed via a computer on the internet to be delivered directly to the television. Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled set-top boxes. Participants in the Project Canvas joint venture include ITV, C4, Five, BT and Talk Talk. If Project Canvas is implemented in its current proposed form, in which adoption of a prescribed interface is a condition for competing platforms to use the “Canvas” brand, the availability of a standardized broadband-enabled television platform may result in increased competition for pay television broadcasters. In June 2010, the BBC Trust formally approved the BBC’s participation in the project. In September 2010, YouView was revealed as the brand that will bring the new free-to-air internet-connected TV service to U.K. homes.

BBC and ITV also offer a free-to-air digital satellite alternative to Freeview DTT service, known as Freesat. Freesat offers approximately 90 subscription-free channels, including select high definition channels such as BBC1 HD, BBC HD and ITV HD. Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of DVRs under the brand “Freesat+”.

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

The communications industry is constantly evolving and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with Virgin Media’s DTV and VOD services. These include DSL services mentioned above and next generation LTE services. Virgin Media expects continued advances in communications technology and in content, such as 3D TV. As a result of changes in technologies, consumer behavior, and in the regulatory and competitive environments, it is difficult to predict how Virgin Media’s operations and businesses may be affected in the future.

Fixed Line Telephony

Virgin Media competes primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the incumbent. Virgin Media also competes with other telecommunications companies that provide telephone services directly, through LLU, or indirectly, including TalkTalk, BSkyB, and mobile telephone operators such as O2, Orange, Everything Everywhere, Vodafone and 3 UK.

Virgin Media also competes with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services.  See also “Risk Factors — Risk Relating to Virgin Media’s Business and Industry — Virgin Media’s fixed line telephony business is in decline and not likely to improve”.

In addition, Virgin Media faces competition from companies offering voice over internet protocol, or VoIP, services using the customer’s existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Everything Everywhere. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage.

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

Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W targeting larger national and multi-national corporations. Virgin Media continues to focus on small, medium and large nationally oriented businesses and public sector organizations. Systems integrators, or SIs, such as Affiniti, a trading name of Kingston Communications (Hull) plc, are also becoming an increasing competitive threat, as large organizations continue to focus on IT integration, management and outsourcing.

Seasonality

Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Virgin Media’s consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in its churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between academic years.

Regulatory Matters

Overview

Legislative Framework

Virgin Media’s business activities are subject to the laws and regulations of the European Union and the U.K. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant directives, statutes and regulations.

The primary legislation relating to Virgin Media’s sector is the U.K. Communications Act 2003, or the Communications Act. The Communications Act regulates all forms of communications technology, whether used for telecommunications or broadcasting, and implements a series of relevant European Union, or EU, directives, as set out below:

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

In December 2009, the European Parliament amended the European Framework to provide for enhanced consumer and business protection measures and adopted a new directive establishing an EU-wide communications regulatory body. These reforms are required to be transposed into law in the U.K. by May 2011.

Virgin Media is also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act and the Enterprise Act. In relation to on-demand programming, Virgin Media is regulated by the Authority for Television On-Demand, or ATOVD, under a co-regulatory regime within the U.K. Office of Communications, or Ofcom, the U.K. communications regulator established under the Communications Act.  The regulatory regime for on-demand programming is derived from the Audiovisual Media Services Directive.

U.K. Regulatory Authorities

The U.K. Office of Communications, or Ofcom, is the key regulatory authority for the communications sector in which Virgin Media operates. Additionally, the U.K. Office of Fair Trading has jurisdiction with respect to competition matters relating to electronic communications. Ofcom is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets, which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market.

Transposition of the Revised European Framework for Electronic Communications into U.K. Legislation

The U.K. Government consulted on the manner and form of transposition during late 2010. Virgin Media expects it to publish its conclusions in March 2011, following which a Statutory Instrument will be laid in Parliament in April, ready for transposition into U.K. legislation by the deadline of May 25, 2011.  In the meantime, Ofcom is currently consulting on specific aspects of implementation. Virgin Media has and continues to engage closely with both the Government and Ofcom on the design of and approach to transposition — in relation, in particular, to network access, infrastructure inventory and the standard of appeal.

Digital Economy Act

In March 2010, the U.K. Government introduced new legislation in the form of the Digital Economy Act, which includes the following obligations.

•                  Obligations on ISPs to notify subscribers whose accounts have been used to access copyright content illicitly, and to provide copyright owners of anonymized reports in relation to the notifications;

•                  Obligations on Ofcom to report on the notification regime and other steps taken by copyright owners to address online infringement, and if directed by Government, to assess potential technical measures such as suspension of internet access; and

•                  Powers for the U.K. Government to direct regulations which would allow courts to grant site-blocking injunctions, subject to certain criteria being met.  Government has however directed Ofcom to assess whether or not this provision of the Act is workable.

The Digital Economy Act also includes new duties of Ofcom to prepare a report on infrastructure within the U.K.

A number of consultations on these duties/obligations have since taken place, and Virgin Media has been engaging closely with the relevant authorities on the practical implementation of measures contemplated under the Digital Economy Act, in particular with respect to the initial notification obligations on ISPs and Ofcom’s reporting obligations on infrastructure.  The provisions of the Digital Economy Act with regard to online copyright infringement have been challenged via judicial review by several large ISPs.

Broadband Expansion

Virgin Media opposed the previous Government’s attempts to impose a tax on broadband network operators to fund next generation broadband on the basis of the potential for the tax to distort the market and lead to double charging of consumers. Virgin Media instead suggested that the Government should source funding from outside the broadband market. The current Government decided not to implement a broadband tax and instead has decided to use money from the publicly funded BBC License Fee to drive trials of superfast broadband with the help of public investment. Virgin Media expects the tender process for these trials to commence in early 2011. Virgin Media is playing an active role in helping Government and industry to understand how best this money might be spent to maximize the long term value of public investment in broadband networks.

Regulation of Television and Video On Demand Services

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

In relation to on-demand programming, ATVOD is the independent co-regulator for the editorial content of U.K. video on demand services that fall within the statutory definition (under the Communications Act) of an “On Demand Programme Service”, or ODPS.  As a provider of an ODPS, Virgin Media has to comply with a number of statutory obligations in relation to the ‘editorial content’ and notify ATVOD of its intention to provide an ODPS. Failure to notify ATVOD or comply with the relevant standards in relation to editorial content may result in the imposition of fines or, ultimately, the prohibition on providing an ODPS.

In March 2007, following receipt of a request from Virgin Media, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television market. Virgin Media’s joint submission outlined certain features of the U.K. pay TV market which, it believes, distort effective competition within this market and, in particular, favor the pay TV provider BSkyB. In its final statement on the pay TV market, issued in March 2010, Ofcom found that BSkyB has market power in the wholesale supply of certain premium sports and premium movie channels and acts on that market power to restrict supply and prevent fair and effective competition.

To remedy the concerns around Premium Sports channels, Ofcom imposed a wholesale must offer, or WMO, regime for regulating the terms of supply of Sky Sports 1 and 2 SD and HD. Sky has supplied Virgin Media with offers for regulated terms of supply for these channels, and Virgin Media continues to engage with Ofcom to ensure that Sky satisfies its regulatory obligations.  Virgin Media are involved in a number of appeals of the Ofcom decision:

•                  It has appealed the Ofcom decision, arguing that the remedy did not go far enough in terms of pricing and scope. BT has taken a similar position. Virgin Media filed a notice of appeal in May, 2010, a revised notice of appeal in September 2010, and a submission in support of BT’s appeal in September 2010.

•                  It is also supporting Ofcom against Sky and the FAPL’s appeals, to ensure that Ofcom’s main findings, around Sky’s market power and incentive to withhold supply, are upheld. Virgin Media filed a submission in support of Ofcom on December 21, 2010.

Instead of imposing a WMO regime for movies, Ofcom decided in August 2010 to refer the linear and VOD movie markets to the U.K. Competition Commission (CC) for a 2-year market investigation. Virgin Media have submitted responses to information requests and a Statement of Issues from, and continue to engage with, the Competition Commission.

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

Fixed Line Telephony Services

As a fixed network operator Virgin Media, like all other fixed network operators, including the incumbent, BT, is deemed to have SMP in wholesale call termination on its own network, and is therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on Virgin Media’s ability to compete in the wholesale market.

Broadband Services

Ofcom has recently concluded reviews of the Wholesale Local Access, or WLA, market (physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access, or WBA, market (virtual or active network access via methods such as provision of wholesale managed service products). Ofcom concluded that Virgin Media does not have SMP in these markets, and as such there is no case for regulation as a result of these reviews.

BT continues to have SMP in the WLA market and certain sub-national areas of the WBA market and must therefore provide certain products and services on regulated terms (now including access to its ducts and poles).

Corporate Responsibility and Sustainability

Virgin Media continues to seek to embed the principle of corporate responsibility in the way it grows its business. For Virgin Media, that means managing its impact on society and ensuring that what it leaves behind for future generations is sustainable, for people and our planet.

In 2010, Virgin Media put digital entertainment at the heart of its sustainability strategy. Virgin Media’s key focus has been to use its digital technology to provide people with social benefits, for example, via its Virgin Media Pioneers Programme.

Virgin Media has also prioritized three other objectives: becoming a low carbon, low waste business; creating a diverse and inclusive workplace; and working with its suppliers to meet its sustainability challenges. Targets for improved performance have been set across each of these objectives.

Virgin Media communicates its progress through digital entertainment. Virgin Media’s new Sustainability website shows how its sustainability story is evolving, as it happens, through HD video, news stories and social media. For further information visit www.virginmedia.com/sustainability.

Progress of Virgin Media’s sustainability strategy is monitored by its Corporate Responsibility Committee which convenes quarterly and which is chaired by its chief executive officer and comprised of members of its senior management.

Research and Development

Virgin Media’s research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

Virgin Media does not have any material patents or copyrights nor does it believe that patents play a material role in its business. Virgin Media owns or has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the exclusive right to use the “Virgin” name and logo under licenses from Virgin Enterprises Limited in connection with its corporate activities and the activities of its consumer and business operations, and a large part of its content operations. These licenses, which expire in April 2036, are exclusive to Virgin Media within the U.K. and Ireland and are subject to renewal on terms to be agreed. They entitle Virgin Media to use the “Virgin” name for the television, broadband internet, fixed line telephone and mobile phone services it provides to its consumer and business customers, and in connection with the sale of certain communications equipment, such as set top boxes and cable modems.

The license agreements provide for an annual royalty of 0.25% of certain consumer and business revenues subject to a minimum annual royalty of £8.5 million in relation to the consumer operations and £1.5 million in relation to the business operations.

As part of the agreement, Virgin Media has the right to adopt, and has adopted, a company name for its parent, Virgin Media Inc., over which, together with the name “Virgin Media”, it retains worldwide exclusivity. For its business division, Virgin Media is licensed to use the name “Virgin Media Business” for the provision of business communications services.  Virgin Media also has the right to use the “Virgin Media Entertainment” name for its premium TV distribution operations in Luxembourg.

Employees

As the management of our business is performed by Virgin Media, we do not have any employees on our payroll. At December 31, 2010, Virgin Media had approximately 12,400 employees, of whom approximately 11,300 were full-time and approximately 1,100 were part-time employees. Virgin Media also had approximately 1,000 temporary employees. Approximately 15% of Virgin Media’s employees are covered by recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the relevant union or Virgin Media with three months’ written notice. Except for these arrangements, no other employees are covered by collective bargaining agreements. Virgin Media believes it has good relationships with its employees, CWU and BECTU.

Item 1A.  RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to the Proposed Sale of Our Assets

The proposed sale of our assets may not proceed.

Our interest in NTL South Herts is presently subject to a Share Purchase Agreement between us and an affiliate of Virgin Media, the sale of which is being considered by our unitholders at a special meeting. Should the asset sale be approved by a majority of the holders of the outstanding units of the Partnership and the other conditions in the Share Purchase Agreement have been met, then the asset sale should close. Thereafter, as required by the Partnership Agreement, the Partnership will be dissolved and the General Partner will commence the process of liquidating and winding up the Partnership. If the asset sale is not approved or not completed for any reason, there will be no proposed distribution and the Partnership’s term will continue through to its expiration on December 31, 2016. There can be no assurance that, prior to or upon the expiration of the Partnership term, Virgin Media, any of its affiliates or any other party will offer to acquire the assets of the Partnership for an amount equal to or greater that the purchase price contemplated or that unitholders will receive distributions equal to, or greater than the distribution expected to be made in connection with the sale.

The proposed sale of our assets is subject to litigation.

On March 15, 2011, a lawsuit asserting derivative claims on behalf of the Partnership was filed in the Supreme Court of the State of New York, County of New York, against Virgin Media Inc., ntl (B) Limited and the General Partner. The complaint generally asserts that the General Partner, Virgin Media Inc., and ntl (B) Limited have breached their fiduciary duties and/or aided and abetted such breach in pursuing the Asset Sale at a price that allegedly undervalues NTL South Herts. The plaintiff claims that the appraisals which were obtained fail to value NTL South Herts properly and are stale because they are dated as of September 30, 2010 and do not reflect market changes since that date. The complaint further asserts that the transfer by NTL South Herts of premium television services to a Luxembourg affiliate of Virgin Media Inc. in 2009 deprived NTL South Herts of a valuable asset. The complaint asserts breach of fiduciary duties, breach of contract and unjust enrichment, and seeks an accounting in respect of the general allocation of expenses to NTL South Herts. Among other remedies, the plaintiff seeks an order directing the General Partner to exercise its fiduciary duties, the imposition of a constructive trust upon any benefits improperly received, an order of an accounting and an award of costs, including attorney’s fees.

While the plaintiff in this lawsuit has not sought to block completion of the sale of our assets, there is no assurance that it will not seek to do so. Additionally, while we believe that the anticipated level of initial distribution to the unit holders of the proceeds of the asset sale, as disclosed in the Partnership’s proxy statement, appropriately takes into account the Partnership’s indemnification obligations to the General Partner, actions taken by the plaintiff could increase the anticipated costs to the General Partner of defending this litigation and interfere with the liquidation of the Partnership.  This could negatively affect the level of the initial distribution, levels of subsequent distributions, and the ability of the Partnership to avoid the continuing costs of operating the Partnership, including audit costs and the costs of periodic reporting  under the U.S. federal securities laws.

Risks Relating to Our Business and Industry

We rely on the continued support of Virgin Media.

We do not directly employ personnel of our own. The various personnel required to operate our network are employed by Virgin Media Limited and its affiliates, and our business is managed by our General Partner, ntl Fawnspring Limited, a wholly owned subsidiary of Virgin Media, from its headquarters in Hook, Hampshire. We also generally rely on Virgin Media’s management, organization, financing and infrastructure to carry on our business operations. If Virgin Media were unable, or ceased, to provide us with these essential services, we would be unable to provide services to our customers. Our reputation would be materially adversely affected and we would lose customers and revenue. We might not be able to continue the operation of our business.

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

                In 2010, we made a net profit of $12.5 million, however we have incurred substantial aggregate net losses since our inception. We may not continue to make a net profit in the future and may never be profitable on an aggregate basis. Additionally, failure to achieve profitability could adversely affect our ability to make required payments or obtain additional required funds which would make it impossible for us to continue to operate our business.

We operate in a limited geographical area.

Our franchise area comprises the three administrative areas of Three Rivers, Watford and Hertsmere, in which there are approximately 94,200 homes. Given the relatively limited size of our franchise area, material problems affecting our ability to provide services to our customers would likely affect the totality of our franchise area. Consequently, any resulting loss of customers and revenues would not be compensated by revenues from another part of our business that would not have been affected. Similarly, other local events may disproportionately affect customers, business, and revenues.

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

Risks Relating to Virgin Media’s Business and Industry

We operate entirely within Virgin Media’s Consumer and Business segments and our services are provided and sold to our customers by Virgin Media on an integrated basis with Virgin Media services. As a result, the following Virgin Media risk factors are also relevant to our operations, and references to the risks to Virgin Media should, as appropriate, be read as risks to us.

Virgin Media operates in highly competitive markets.

The markets for broadband internet, television, telephony and business services in which Virgin Media operates are highly competitive. Virgin Media faces significant competition from established and new competitors in each of these markets, and believes that competition will intensify as technology evolves. For example, distribution of entertainment and other information over the internet, as well as through mobile phones and other devices and services such as the proposed YouView platform, continue to increase in popularity. These technological developments are increasing the number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer “triple-play” bundles of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services. Consolidation by competitors even in some of Virgin Media’s markets, such as the Everything Everywhere joint venture between Orange and T-Mobile, can create economies of scale that Virgin Media does not benefit from. Many of Virgin Media’s competitors are part of multi-national groups, and some may have substantially greater financial resources and benefit from greater economies of scale than it does.

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

The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging (including both SMS and BBS), wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, may result in Virgin Media’s core offerings becoming less competitive or render its existing products and services obsolete. Virgin Media may not be able to develop new products and services at the same rate as its competitors (or at all) or keep up with trends in the technology market as well as its competitors (or at all) which could lead to a decrease in average revenue per user, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on its business, financial condition, results of operations and cashflows.

The cost of implementing emerging and new technologies could be significant, and its ability to fund that implementation may depend on its ability to obtain additional financing. Similarly, the deployment of new technologies in the spectrum frequencies in which Virgin Media operates could have an impact on the existing services offered by it, with consequential impact on its businesses.

Virgin Media’s fixed line telephony business is in decline and not likely to improve.

Demand for fixed line telephony is in decline, with the rate of decline in lines used by business nearly twice as high as that in the residential fixed telephony market. There is a trend for businesses to replace fixed line telephony with voice-over-internet-protocol, or VoIP, telephony, while residential customers are tending to migrate from fixed line to mobile telephony. However, there is no assurance that Virgin Media’s fixed line customers will migrate to its mobile phones and it may eventually lose its fixed line customers to other providers of mobile telephone services. Such a migration could have a material adverse effect on Virgin Media’s average revenue per user, results of operations and financial condition.

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

•                  install and maintain cable and equipment; and,

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

A failure in Virgin Media’s network and information systems could significantly disrupt its operations, and a disruption or failure of such networks or systems may disrupt its business.

Certain network and information systems are critical to Virgin Media’s business activities. Network and information systems-related events, such as theft, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities, or power outages, gas build-up, fire, natural disasters, terrorist attacks, war or other similar events, could result in a degradation or disruption of its cable and non-cable services, excessive call volume to call centers or damage to its equipment and data. Virgin Media does not have a company-wide disaster recovery plan, however, it continues to develop plans for key areas of risk in the business. For example, in 2009 Virgin Media developed a business-wide continuity plan to manage significant disruptions to its business due to the threat of pandemic influenza.

Sustained or repeated system failures that interrupt Virgin Media’s ability to provide service to its customers, prevent it from billing and collecting revenue due to it, or that otherwise prevent it from meeting its obligations to its customers in a timely manner, would adversely affect its reputation and result in a loss of customers and revenue. These network and information systems-related events could also result in significant expenditures to repair or replace the damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, penetration by viruses, worms or other destructive or disruptive software, leakage, falsification or accidental release or loss of information maintained in Virgin Media’s information technology systems (or those of its business partners) and networks, including customer, personnel and vendor data, could damage its reputation, result in legal and/or regulatory action against Virgin Media and require it to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on its business and results of operations.

Unauthorized access to the Virgin Media network could result in a loss of revenue.

Virgin Media relies on the integrity of its technology to ensure that its services are provided only to identifiable paying customers. During the course of 2009 and 2010, Virgin Media upgraded the conditional access system which it uses to encrypt pay television and broadband services transmitted to its customers. However, increasingly sophisticated means of illicit piracy of television and broadband services are continually being developed, including in response to evolving technologies. Billing and revenue generation for Virgin Media’s pay television and broadband services rely on the proper functioning of its encryption systems. While Virgin Media continues to invest in measures to manage unauthorized access to its networks any such unauthorized access to its cable television service would result in a loss of revenue, and any failure to respond to security breaches could raise concerns under its agreements with content providers, all of which could have a material adverse effect on Virgin Media’s business and results of operations.

Virgin Media relies on third-party suppliers and contractors to provide necessary hardware, software or operational support.

Virgin Media relies on third-party vendors to supply it with a significant amount of customer equipment, hardware, software and operational support necessary to operate its network and systems and provide its services. In many cases, Virgin Media has made substantial investments in the equipment or software of a particular supplier, making it difficult for it in the short term to change supply and maintenance relationships in the event that its initial supplier is unwilling or unable to offer it competitive prices or to provide the equipment, software or support that it requires. If its suppliers seek to charge prices that are not competitive, the ties Virgin Media has to them may be such that it may be paying more than it has to for products and services in the short and even medium term.

Virgin Media also relies upon a number of third-party contractors to construct and maintain its network and to install its equipment in customers’ homes. Quality issues or installation or service delays relating to these contractors could result in liability, reputational harm or contribute to customer dissatisfaction, which could result in additional churn or discourage potential new customers.

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

Virgin Media’s marketing depends in significant part on the “Virgin” name and logo, but it does not own these.

Virgin Media does not own the “Virgin” name and logo. It uses the “Virgin” name and logo in connection with its corporate activities and the activities of its consumer and business operations under a 30-year license agreement with Virgin Enterprises Limited. The license agreement expires in April 2036, and Virgin Media are obligated to pay a termination payment if the license is terminated early under certain circumstances. The license also requires it to meet certain customer service level requirements which may be difficult to achieve, particularly during periods of growth and change when such service levels may be adversely affected. If Virgin Media fails to meet its obligations under the license agreement, this could lead to a termination of the license. If Virgin Media loses the right to use the Virgin brand, it would need to rebrand the affected areas of its business, which could result in increased expenditures and increased customer churn which in turn could have a material adverse effect on its business and results of operations.

The “Virgin” brand is not under Virgin Media’s control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards it as a licensee.

The “Virgin” brand is integral to Virgin Media’s corporate identity. It is substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on Virgin Media’s business. Similarly, any negative publicity generated by or associated with the Virgin Group or any other licensee of the “Virgin” name and logo could have a material adverse effect on Virgin Media’s business and results of operations.

Virgin Media’s operating performance will depend, in part, on its ability to control customer churn.

Customer churn is a measure of customers who stop using Virgin Media’s services and controlling churn is a key element of its operational performance. Virgin Media’s customer churn may increase as a result of:

•                  customers moving to areas where Virgin Media cannot offer its superfast broadband and/or digital television, or DTV, services;

•                  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by Virgin Media or offer content that Virgin Media does not offer;

•                  interruptions to the delivery of services to customers over Virgin Media’s network and poor fault management;

•                  a general reduction in the quality of Virgin Media’s customer service; or

•                  a general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for Virgin Media’s services.

An increase in customer churn can lead to slower customer growth and a reduction in revenue which could have a material adverse impact on Virgin Media’s business, results of operations and cashflows.

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

Ofcom conducted an investigation into the pay TV market and, in its Pay TV Statement of March 31, 2010, imposed new license conditions on BSkyB that provide for a must offer obligation on Sky and that regulate, or set a fair, reasonable and non-discriminatory, or FRND requirement for, the price and terms of supply of certain Sky’s Sports Channels. While BSkyB (and others) have appealed the fact of the imposition of the license conditions, Virgin Media (and others) have appealed that the intervention did not go far enough and are seeking to overturn it. See “Virgin Media’s Business—Regulatory Matters—Regulation of Television and Video On Demand Services”.

Virgin Media now buys BSkyB wholesale premium content on the basis of carriage agreements entered into on June 4, 2010, which provided for the wholesale distribution of BSkyB’s basic channels, and its premium sports and movies channels, on Virgin Media’s cable TV service. This agreement provides for security of supply of Sky premium sports and movie channels until June 30, 2013 at which time Virgin Media will need to negotiate a new commercial agreement pending the decision by Ofcom. However, for standard definition, or SD, Virgin Media are still exposed to BSkyB changing the ratecard terms of supply on 60 days’ notice, and to wholesale price changes for Sky Sports 1 and 2 which can occur under Ofcom’s price regulation mechanism following changes to BSkyB’s own retail prices. Also, with regards to HD, BSkyB continues to offer the Sky Sports 3 and 4 HD channels exclusively to its digital satellite customers and not to Virgin Media. Moreover, the launch of Sky Atlantic exclusively to its own retail customers on the satellite platform reflects the ongoing risk of Sky migrating attractive basic content to new channels that it is not contractually obliged to supply to us and then withholding supply or setting uneconomic terms for supply.

Other significant programming suppliers include the BBC, ITV, Channel 4, UKTV, Five, Viacom Inc., ESPN, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Virgin Media’s dependence on these suppliers for television programming could have a material adverse effect on its ability to provide attractive programming at a reasonable cost. In addition, any loss of programs could negatively affect the quality and variety of the programming delivered to its customers. In addition, there is the risk that suppliers will become exclusive providers to other platforms, including BSkyB, which reduces Virgin Media’s ability to offer the same or similar content to its customers. All of these factors could have a material adverse effect on Virgin Media’s business and increase customer churn.

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

During the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in its operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. During the second quarter of 2010, Virgin Media identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. The restructuring process could cause an interruption, or loss, of momentum in the activities of one or more of its businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of its ongoing businesses or inconsistencies in its standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect its ability to maintain relationships with customers, suppliers, employees and others with whom Virgin Media has business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred. Although Virgin Media expects that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

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

Virgin Media is also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2010, Virgin Media would have had interest determined on a variable basis on £1,675 million, or 28%, of its long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by approximately £16.7 million per year.

Virgin Media also incurs costs in U.S. dollars, euros and South African rand, in the ordinary course of its business, such as customer premise equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand increases the effective cost of purchases made in these currencies as most of these exposures are not hedged.

There is no assurance that new products Virgin Media may introduce will achieve full functionality or market acceptance.

Virgin Media’s strategy requires that it rolls-out new products and services, such as its introduction of broadband download speeds of up to 100 Mb across parts of its network, its current trials of broadband download speeds of up to 200 Mb and upstream speeds of up to 10 Mb in limited geographic areas and its roll out in 2011 of a next generation set-top box and related services with TiVo. There is no assurance that any new product or service that it may develop will perform as expected or gain market acceptance, which could have a negative impact on its results of operations.

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

Virgin Media has a U.S. holding company structure in which substantially all of its operations are conducted in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although it does not expect to have current U.K. tax liabilities on its operating earnings for at least the medium term, its operations may give rise to U.S. tax on “Subpart F” income generated by its U.K. subsidiaries, or on repatriations of cash from its U.K. operating subsidiaries to the U.S. holding company group. While Virgin Media believes that it has substantial U.S. tax basis in some of its U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of cash from its U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that Virgin Media will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law Virgin Media will seek to minimize its U.S. tax liability as well as its overall worldwide tax liability, it may incur U.S. tax liabilities with respect to repatriation of cash from its U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

Virgin Media also pays value added tax, or VAT, on its revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which Virgin Media assess its VAT liability with respect to its activities. Virgin Media is currently in a dispute with the tax authorities over two of these reviews. See Virgin Media’s annual report on Form 10-K, as filed with the SEC on February 22, 2011 “Management’s discussion and Analysis of financial Condition and Results of Operations—Consolidated Results of Operations—Consolidated Results of Operations for the Years Ended December 31, 2010 and 2009—Contingent Losses.”

Acquisitions and other strategic transactions present many risks, and Virgin Media may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time Virgin Media has made acquisitions, dispositions and has entered into other strategic transactions. In connection with such transactions, it may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could have a material adverse effect on its business and its reputation.

Virgin Media depends on its ability to attract and retain key personnel without whom it may not be able to manage its business lines effectively.

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

Virgin Media obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, it does not insure the underground portion of its cable network or various pavement-based electronics associated with its cable network. Almost all this cable network is constructed underground. As a result, any catastrophe that affects the underground cable network or pavement-based electronics could prevent it from providing services to customers and result in substantial uninsured losses.

Virgin Media has limited capacity on its cable platform.

Virgin Media’s digital television, analog television, broadband internet and VOD services are transmitted through its core and access networks, which have limited capacity. Virgin Media has plans in place to add additional capacity to its core and access networks. Until these plans are implemented, it is limited in the number of channels that can be transmitted as part of its digital television service and in its carriage of HD channels. While the planned conversion from analogue to digital technology in the U.K. will increase spectrum efficiency, thereby releasing capacity for new services, Virgin Media’s current capacity limitations may affect its ability to carry new channels as they are developed. As such, Virgin Media’s digital television offering may not be as competitive, which could result in an increase in customer churn and a decrease in revenue.

Virgin Media may be adversely affected by complaints, litigation and publicity.

Virgin Media may be adversely affected by complaints and litigation, including from customers, competitors or regulatory authorities, as well as any adverse publicity that it may attract. Any litigation, complaints or adverse publicity could have a material adverse effect on Virgin Media’s business, reputation, financial condition and/or operating results.

Virgin Media’s operations, facilities, products and employees are subject to a wide range of health and safety regulations and concerns.

Virgin Media is subject to certain environmental, health and safety laws and regulations that affect its operations, facilities and products. Virgin Media believes that it is in compliance in all material respects with applicable environmental, health and safety laws and regulations related to its operations, facilities, products, employees and business activities and have adequate measures in place to ensure that its affiliates, vendors and contractors comply with all environmental, health and safety laws and regulations. However, in spite of these measures, there is a risk that Virgin Media may have to incur expenditures to cover environmental and health liabilities to maintain compliance with current or future environmental, health and safety laws and regulations or to undertake any necessary remediation.

Digital video recorders such as the TiVo enabled box could be the subject of future regulation relating to copyright law or evolving industry standards and practices that could adversely impact Virgin Media’s business.

DVRs, and in particular the TiVo set-top box with associated software (including middleware), represent a part of Virgin Media’s strategy to bring about convergence of its various platforms. In the future, copyright statutes or case law could be changed to adversely impact Virgin Media’s business by restricting the ability of consumers to temporally or spatially shift copyrighted materials for their own personal use. Virgin Media’s business could be harmed as a result. In addition, if there is an attempt in the future to require companies in the digital video recorder industry to obtain copyright or other licenses, this could result in costs which are passed along to Virgin Media and could delay widespread consumer acceptance of its TiVo offering, restrict its use of some television content, increase its costs, and adversely affect its business.

Virgin Media is subject to significant regulation; changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of its business may have an adverse impact on its ability to set prices, enter new markets or control its costs.

Virgin Media’s principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Changes in laws, regulations or governmental policy affecting its activities and those of its competitors could significantly influence how Virgin Media operates its business and introduces new products and services. For example, regulatory changes relating to its activities and those of its competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect its ability to set prices, enter new markets or control its costs. In particular following the transposition of recent amendments to the European directives into U.K. law, Ofcom may attempt to use the non-significant market power, or non-SMP, access provisions to require Virgin Media to make available access to its network to third parties. Virgin Media’s ability to introduce new products and services may also be affected if it cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, its business and the industry in which it operates are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm Virgin Media’s reputation and result in increased costs to the business.

Risks Relating to Virgin Media’s Financial Indebtedness and Structure

Virgin Media has substantial indebtedness which may have an adverse effect on its available cash flow, its ability to obtain additional financing if necessary in the future, its flexibility in reacting to competitive and technological changes and its operations.

Virgin Media has consolidated total long term debt, including current portion, of £6,020 million as of December 31, 2010.

Virgin Media’s ability to pay principal and interest on or to refinance its outstanding indebtedness depends upon its operating performance, which will be affected by, among other things, general economic, financial, competitive, regulatory and other factors, some of which are beyond its control.  Moreover, Virgin Media may not be able to refinance or redeem such debt on commercially reasonable terms, on terms acceptable to it, or at all.

This level of indebtedness could have important consequences, including the following:

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

•                  Virgin Media’s flexibility in planning for, or reacting to, changes in its business, the competitive environment and the industry in which it operates, and to technological and other changes may be limited;

•                  Virgin Media may be placed at a competitive disadvantage as compared to its competitors that are not as highly leveraged;

•                  the substantial degree of leverage could make Virgin Media more vulnerable in the event of a downturn in general economic conditions or adverse developments in its business; and,

•                  Virgin Media may be exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

Virgin Media may not be able to fund its debt service obligations in the future.

Virgin Media has significant principal payments due under its senior credit facility that could require a partial or comprehensive refinancing of its remaining senior credit facility, and the possible use of other debt instruments. Virgin Media’s ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets. In addition, it may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on its indebtedness when due. Consequently, Virgin Media may be forced to raise cash or reduce expenses by doing one or more of the following:

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

The covenants under Virgin Media’s debt agreements place certain limitations on how it manages its business.

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

•                  merge or consolidate or transfer all or substantially all of its assets; and,

•                  enter into transactions with affiliates.

Virgin Media is also required to, among other things, comply with certain financial ratios.

Although these limitations are subject to significant exceptions and qualifications, if Virgin Media breaches any of these covenants, or is unable to comply with the required financial ratios, it may be in default under its debt instruments. A significant portion of its indebtedness may then become immediately due and payable, and it may not have sufficient assets to repay amounts due thereunder.

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

Litigation in Respect of the Asset Sale and Other Matters

On March 15, 2011, a lawsuit asserting derivative claims on behalf of the Partnership was filed in the Supreme Court of the State of New York, County of New York, against Virgin Media Inc., ntl (B) Limited and the General Partner. The complaint generally asserts that the General Partner, Virgin Media Inc., and ntl (B) Limited have breached their fiduciary duties and/or aided and abetted such breach in pursuing the Asset Sale at a price that allegedly undervalues NTL South Herts. The plaintiff claims that the appraisals which were obtained fail to value NTL South Herts properly and are stale because they are dated as of September 30, 2010 and do not reflect market changes since that date. The complaint further asserts that the transfer by NTL South Herts of premium television services to a Luxembourg affiliate of Virgin Media Inc. in 2009 deprived NTL South Herts of a valuable asset. The complaint asserts breach of fiduciary duties, breach of contract and unjust enrichment, and seeks an accounting in respect of the general allocation of expenses to NTL South Herts. Among other remedies, the plaintiff seeks an order directing the General Partner to exercise its fiduciary duties, the imposition of a constructive trust upon any benefits improperly received, an order of an accounting and an award of costs, including attorney’s fees.

The General Partner, Virgin Media Inc., and ntl (B) Limited believe that the claims asserted are entirely without merit and intend to contest them vigorously.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Partnership units and it is not expected that such a market will develop in the future. The following table sets forth, for the calendar quarters indicated, the intra-day high and low sale prices per share of the Partnership units on the over-the-counter market under the symbol “ZZDBV” as reported by Bloomberg L.P. These prices do not include retail markups, markdowns and commissions. Our Partnership Agreement contains certain restrictions on transfers of the Partnership units and the transactions reflected in the table below may not represent actual transactions or transfers of full ownership interest in the Partnership units. During the periods indicated in the following table, there were a total of 23 trades, representing an aggregate trading volume of 338 Partnership units.

The Partnership has not paid any distributions on the Partnership units during the periods covered in the table below.

	High	Low
2010
Fourth Quarter (10/1/2010—12/31/2010)	$51.55	$45.00
Third Quarter (7/1/2010—9/30/2010)	—	—
Second Quarter (4/1/2010—6/30/2010)	64.00	57.00
First Quarter (1/1/2010—3/31/2010)	64.00	50.00
2009
Fourth Quarter (10/1/2009—12/31/2009)	$—	$—
Third Quarter (7/1/2009—9/30/2009)	90.00	70.00
Second Quarter (4/1/2009—6/30/2009)	—	—
First Quarter (1/1/2009—3/31/2009)	—	—
2008
Fourth Quarter (10/1/2008—12/31/2008)	$100.00	90.00
Third Quarter (7/1/2008—9/30/2008)	100.00	92.00
Second Quarter (4/1/2008—6/30/2008)	98.00	97.00
First Quarter (1/1/2008—3/31/2008)	—	—

As of March 7, 2011, there were 56,935 Partnership units outstanding and there were 5,047 limited partners of record.

As discussed on pages 6 and 7 herein, it is proposed that, subject to the approval and completion of the Asset Sale and after paying or providing for the outstanding liabilities and obligations of the Partnership and establishing a cash reserve, the General Partner estimates that unitholders of record as of the record date of the initial distribution will receive a distribution of approximately $300 per unit (subject to certain assumptions), without interest, less any applicable withholding taxes, for each Partnership unit owned. To the extent that all or a portion of the Partnership’s cash reserves are not used to settle any contingent or unforeseen liabilities of the Partnership after our dissolution, a further distribution of the unused portion of the cash reserves will be made to unitholders at a later date to be established by the General Partner. The actual amounts distributed to unitholders will depend on, among other things, the actual amount of liabilities and obligations of the Partnership upon its dissolution (including contingent liabilities paid out of the cash reserves following the dissolution), expenses incurred by the Partnership prior to, or in connection with, its dissolution and winding up, the amount of the General Partner’s capital account deficit, and the exchange rate at the time the proceeds of the Asset Sale are converted into U.S. Dollars, as further described in the proxy statement filed with the SEC on March 18, 2011.

Item 6.  Selected Financial Data

The following tables set forth certain consolidated financial data as at December 31, 2010, 2009, 2008, 2007, and 2006 and for the years then ended. This information should be read in conjunction with the consolidated financial statements and notes and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Consolidated Statements of Operations Data:
Revenue	$28,688,700	$28,318,991	$33,914,381	$39,347,302	$38,796,127
Costs and expenses
Operating costs	(9,255,943)	(10,395,769)	(14,233,577)	(16,770,839)	(16,989,866)
Allocated overhead	(10,353,150)	(10,009,215)	(11,541,482)	(14,437,572)	(17,080,779)
Management fees	(1,434,435)	(1,415,950)	(1,695,719)	(1,967,365)	(1,939,807)
Selling, general and administrative expenses	(241,258)	(141,955)	(173,744)	(105,018)	(94,878)
Operating income	7,403,914	6,356,102	6,269,859	6,066,508	2,690,797

Other expenses
Interest payable to General Partner and affiliates	(2,961,324)	(2,981,120)	(4,391,017)	(5,417,314)	(6,062,897)
Exchange gains (losses)	150,402	(195,619)	642,274	(29,673)	(277,062)

Net profit (loss) before income taxes and cumulative effect of changes in accounting principle	4,592,992	3,179,363	2,521,116	619,521	(3,649,162)
Income tax benefit	7,886,426	1,575,138	—	—	—
Cumulative effect of changes in accounting principle	—	—	—	—	(415,878)
Net profit (loss)	12,479,418	4,754,501	2,521,116	619,521	(4,065,040)
(Profit) loss attributable to non controlling interest	(4,387,485)	(1,765,389)	(665,820)	—	748,119

Net profit (loss) attributable to South Hertfordshire United Kingdom Fund, Ltd.	$8,091,933	$2,989,112	$1,855,296	$619,521	$(3,316,921)

Net profit (loss) attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$140.70	$51.98	$32.26	$10.77	$(57.68)
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935	56,935

	As at December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Total assets	$48,062,914	$44,312,030	$41,405,661	$61,517,485	$66,079,566
Accounts payable to affiliates and related parties	33,028,708	41,618,716	43,807,690	66,040,564	71,196,561
Noncontrolling interest	6,745,801	2,404,491	525,489	—	—
General Partner’s deficit	(399,193)	(480,112)	(510,003)	(528,556)	(534,751)
Limited Partners’ capital (deficit)	9,479,949	1,468,935	(1,490,286)	(3,327,029)	(3,940,355)

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

In the second quarter of 2009, the General Partner agreed to the transfer of customer and supplier contracts relating to NTL South Herts’ premium TV services, resulting in a transfer of revenue and costs to Future Entertainment S.a.r.l., a indirect wholly owned subsidiary of Virgin Media Inc., which, with effect from September 1, 2009, carries substantially all Virgin Media Inc.’s premium TV channels and associated revenue and costs. This transfer formed part of a broader transfer of premium TV services by all Virgin Media affiliates. The costs that were transferred exceeded the revenues, and therefore the effect of the transaction was to increase NTL South Herts’ earnings before interest, taxation, depreciation and amortization, or EBITDA, operating income and net income.

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

Integration and Restructuring Activities.  In the fourth quarter of 2008, Virgin Media commenced the implementation of a restructuring plan aimed at driving further improvements in Virgin Media’s and our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. Virgin

Media anticipates significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses. During the second quarter of 2010, Virgin Media identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, Virgin Media expects to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period. Virgin Media’s and our financial performance may be negatively affected if Virgin Media is unable to implement its restructuring plan successfully and realize the anticipated benefits.

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

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of U.S. generally accepted accounting principles, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. Actual results may differ from these estimates under different assumptions and conditions. The following critical accounting policies have the potential to have a significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature. These policies may need to be revised in the future in the event that changes to our business occur.

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

Fixed Assets

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of Virgin Media’s employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. Costs associated with initial customer installations are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

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

The nature and amount of third party contractor or internal labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities. Virgin Media continuously monitors the appropriateness of its and our capitalization policy and updates the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Deferred Income Taxes

We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. This assessment is subjective and requires management to apply its judgment regarding future events, which are uncertain.

As of December 31, 2010, NTL South Herts had $9,524,977 of deferred tax assets related to differences in the timing of depreciation between book accounting and tax regulations. The deferred tax assets presented for 2010 reflect the 27% enacted rate of UK corporation tax as of December 31, 2010, which is the rate required to be used by the Income Taxes Topic of the FASB ASC. Future rate changes have been announced that are expected to reduce the UK corporate income tax rate from 26%, with effect from April 1, 2011, to 23% over the next four years, but these changes have not yet been enacted. In prior years, negative evidence in the form of cumulative losses has required us to maintain a valuation allowance to reduce the value of our deferred tax assets to an amount that was more likely than not of being realized. However, inclusive of the results for the year ended December 31, 2010 NTL South Herts has generated pre-tax income for the last four years. These historical results provide evidence that must be considered when assessing the realizability of the deferred tax assets. During 2010, we determined that it was more likely than not that all of the deferred tax assets would be realized and reversed a previously established valuation allowance of $9,363,714. This conclusion was principally based on our judgment that future taxable income will be sufficient to utilize the deferred tax assets. In making this determination, we considered industry trends, entity specific projections, historical results, provisions of UK tax law that impact taxable income, and our taxable income projections. In addition, consideration has been given to the proposed Asset Sale described in Note 8 and we believe the proposed Asset Sale should not impact NTL South Herts’ ability to utilize its deferred tax assets on a stand-alone basis. Actual realization of the deferred tax assets will be dependent upon the generation of sufficient taxable income in future years.

If we had determined that it was not more likely than not that all of the deferred tax assets would be utilized, only a portion of the valuation allowance would have been reversed. Such a judgment likely would have resulted in a materially different income tax benefit recorded during the year ended December 31, 2010.

Recent Accounting Pronouncements

In 2009, the FASB amended the accounting standards for revenue recognition to:

•                  provide updated guidance on determining whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•                  require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence (TPE) of selling price; and

•                  eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance as of January 1, 2011 on a prospective basis applicable for transactions originating or materially modified after that date. Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2010  and 2009

We present below summarized consolidated financial information for the years ended December 31, 2010 and 2009. This information has been presented in U.S. dollars, our reporting currency, and has also been presented in pounds sterling. The amounts presented in pounds sterling are presented for informational purposes only and do not purport to be prepared in conformity with U.S. generally accepted accounting principles:

	Year ended			Year ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change

Revenue	$28,688,700	$28,318,991	1.3	£18,551,927	£18,091,734	2.5
Operating costs	(9,255,943)	(10,395,769)	(11.0)	(5,985,478)	(6,641,391)	(9.9)
Allocated overhead	(10,353,150)	(10,009,215)	3.4	(6,695,001)	(6,394,439)	4.7
Management fees	(1,434,435)	(1,415,950)	1.3	(927,596)	(904,587)	2.5
Selling, general and administrative expenses	(241,258)	(141,955)	70.0	(156,013)	(90,689)	72.0
Operating income	7,403,914	6,356,102	16.5	4,787,839	4,060,628	17.9
Interest expense	(2,961,324)	(2,981,120)	(0.7)	(1,914,979)	(1,904,504)	0.6
Exchange gains (losses)	150,402	(195,619)	(176.9)	97,259	(124,972)	(177.8)
Income tax benefit	7,886,426	1,575,138	400.7	5,099,862	1,006,285	406.8

Net profit	12,479,418	4,754,501	162.5	8,069,981	3,037,437	165.7
Noncontrolling interest	(4,387,485)	(1,765,389)	148.5	(2,837,225)	(1,127,828)	151.6
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$8,091,933	$2,989,112	170.7	£5,232,756	£1,909,609	174.0

Revenue

For the year ended December 31, 2010, revenue increased by 1.3% to $28.7 million from $28.3 million in 2009 and revenue expressed in pounds sterling increased by 2.5% to £18.6 million in 2010 from £18.1 million in 2009. The increase in revenue was primarily due to selective price increases as well as additional customers subscribing to our services, partially offset by the impact on revenue of the transfer, in the second quarter of 2009, of customer and supplier contracts relating to the NTL South Herts’ premium TV services to Future Entertainment S.a.r.l., a wholly owned subsidiary of Virgin Media Inc., together with continued decline in fixed term telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Expenses

Operating Costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the year ended December 31, 2010, operating costs decreased by 11.0% to $9.3 million from $10.4 million in 2009 and operating costs expressed in pounds sterling decreased by 9.9% to £6.0 million in 2010 from £6.6 million in 2009. The reduction in operating costs was primarily driven by the reduction in cost of goods sold relating to the transfer of premium TV services, as discussed above, in the second quarter of 2009, together with lower depreciation as a result of fixed assets becoming fully depreciated. For the year ended December 31, 2010 and 2009, depreciation expense included in operating costs was $4,095,254, or £2,648,250, and $4,263,450, or £2,723,727, respectively.

Allocated Overhead

For the year ended December 31, 2010, allocated overhead increased by 3.4% to $10.4 million from $10.0 million in 2009. Allocated overhead expressed in pounds sterling increased by 4.7% to £6.7 million in 2010 from £6.4 million in 2009. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased in line with Virgin Media’s overall cost base.

Management Fees

For the year ended December 31, 2010, management fees increased by 1.3% to $1,434,435 from $1,415,950 in 2009. Management fees expressed in pounds sterling increased by 2.5% to £927,596 in 2010 from £904,587 in 2009. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative expenses increased to $241,258 or £156,013 from $141,955 or £90,689 for the year ended December 2009. The increase was primarily due to higher audit fees.

Interest Expense

For the year ended December 31, 2010, interest expense decreased by 0.7% to $2,961,324 from $2,981,120 in 2009 and interest expense expressed in pounds sterling increased by 0.6% to £1,914,979 in 2010 from £1,904,504 in 2009. This decrease in U.S. dollar terms was primarily due to lower accounts payable to affiliates and related parties balance, arising from profitable operating activities, offset by higher interest rates. The pound sterling amounts increased due to the impact of higher interest rates for the period.

We paid no cash interest for the years ended December 31, 2010 and 2009.

Exchange Gains (Losses)

For the year ended December 31, 2010, foreign currency exchange gains were $150,402 or £97,259 compared with losses of $195,619 or £124,972 for the year ended December 31, 2009. The change in foreign currency exchange gains (losses) was primarily attributable to fluctuations in the valuation of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar strengthened by approximately 3.5% against the pound from December 31, 2009 to December 31, 2010. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income Tax Benefit

For the year ended December 31, 2010, the income tax benefit was $7.9 million or £5.1 million compared with $1.6 million or £1.0 million for the year ended December 31, 2009. The income tax benefit relates to reversal of a valuation allowance on the deferred tax assets of NTL South Herts partially offset by the current foreign tax expense in the year. NTL South Herts has considered all available positive and negative evidence, including forecasts of taxable income, and concluded that it is more likely than not that all of the deferred tax assets will be realized. Actual realization of these tax assets will be dependent upon the generation of taxable income in future years.

Noncontrolling Interest

During the year ended December 31, 2010, the profit attributable to the noncontrolling interest was $4.4 million or £2.8 million compared with $1.8 million or £1.1 million, for the year ended December 31, 2009.

Net Profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the year ended December 31, 2010, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $8.1 million or £5.2 million as compared with net profit of $3.0 million or £1.9 million in 2009 due primarily to the reasons described above.

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

	Year ended			Year ended
	December 31,		%	December 31,		%
	2009	2008	Change	2009	2008	Change

Revenue	$28,318,991	$33,914,381	(16.5)	£18,091,734	£18,309,335	(1.2)
Operating costs	(10,395,769)	(14,233,577)	(27.0)	(6,641,391)	(7,684,272)	(13.6)
Allocated overhead	(10,009,215)	(11,541,482)	(13.3)	(6,394,439)	(6,230,892)	2.6
Management fees	(1,415,950)	(1,695,719)	(16.5)	(904,587)	(915,467)	(1.2)
Selling, general and administrative expenses	(141,955)	(173,744)	(18.3)	(90,689)	(93,799)	(3.3)
Operating income	6,356,102	6,269,859	1.4	4,060,628	3,384,905	20.0
Interest expense	(2,981,120)	(4,391,017)	(32.1)	(1,904,504)	(2,370,576)	(19.7)
Exchange (losses) gains	(195,619)	642,274		(124,972)	346,744
Income tax benefit	1,575,138	—		1,006,285	—

Net profit	4,754,501	2,521,116	88.6	3,037,437	1,361,073	123.2
Noncontrolling interest	(1,765,389)	(665,820)	165.1	(1,127,828)	(359,456)	213.8
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$2,989,112	$1,855,296	61.1	£1,909,609	£1,001,617	90.7

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

Selling, General and Administrative Expenses

For the year ended December 31, 2009, selling, general and administrative expenses decreased to $141,955 or £90,689 from $173,744 or £93,799 for the year ended December 2008. This decrease was attributable to slightly lower professional fees and investor relations’ service costs.

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

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Total customers	35,100	33,668
Digital television subscribers	28,271	26,911
Broadband internet subscribers	29,572	27,511
Telephony subscribers	30,707	29,646
Average monthly churn (1)	1.4%	1.4%

(1)                                 Customer churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn presented is for the fourth quarter of the year and is the average of the three monthly churn calculations within the quarter.

Statement of Cash Flows

Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, we generated $1.5 million from our operating activities compared with $1.3 million in the year ended December 31, 2009, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to improved operating results.

Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, we generated $1.3 million from our operating activities compared with $0.8 million in the year ended December 31, 2008, and used it to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to improved operating results.

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media. As of December 31, 2010, we had consolidated current liabilities of $33.0 million due to Virgin Media group companies compared with $41.6 million as of December 31, 2009.

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

It is unlikely that we will be able to sell debt or equity securities in the public markets, at least in the short term, or to obtain financing from commercial banks. Accordingly, we are dependent on Virgin Media for funds to meet our liquidity requirements, and will continue to be dependent upon Virgin Media to meet our liquidity requirements for the foreseeable future.

As of December 31, 2010, Virgin Media had £6,020.4 million of debt outstanding, compared to £5,983.3 million as of September 30, 2010 and £5,974.7 million as of December 31, 2009, and £479.5 million of cash and cash equivalents, compared to £609.8 million as of September 30, 2010 and £430.5 million as of December 31, 2009. The slight increase in debt from December 31, 2009 is primarily due to movements in exchange rates and, to a lesser extent, an increase in net borrowing.

Virgin Media’s business is capital intensive and it is highly leveraged. Virgin Media has significant cash requirements for operating costs, capital expenditures and interest expense. The level of Virgin Media’s capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to its network, expand and upgrade its network and offer new services. Virgin Media expects that its cash on hand, together with cash from operations and amounts undrawn on its revolving credit facility, will be sufficient for its cash requirements through December 31, 2011. However, Virgin Media’s cash requirements after December 31, 2011 may exceed these sources of cash. Virgin Media partially refinanced its senior credit facility in March 2011 and now has no significant principal payments under its senior credit facility until 2015.

On January 19, 2010, Virgin Media issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by its wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018, collectively referred to as the senior secured notes due 2018. The net proceeds from the issuance of the senior secured notes were used to repay £1,453.0 million of its obligations under Virgin Media’s senior credit facility.

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

On March 3, 2011, Virgin Media’s wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $500 million of 5.25% senior secured notes due 2021 and £650 million of 5.50% senior secured notes due 2021, collectively, the senior secured notes due 2021.  The senior secured notes due 2021 were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. The senior secured notes due 2021 rank pari passu with, and subject to certain exceptions, are secured by the same assets that secure, Virgin Media’s new senior credit facility and senior secured notes due 2018.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, see its annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 22, 2011.

Off-Balance Sheet Arrangements

As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

We have no significant contractual obligations and commercial commitments as of December 31, 2010.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars. Therefore, we are exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate is approximately $83,000 for the year ended December 31, 2010. The aggregate potential loss from a hypothetical one-percent decrease in the pound sterling / U.S. dollar exchange rate was approximately $32,000 for the year ended December 31, 2009.

We have no debt other than amounts due to affiliates and related parties. As of December 31, 2010 and 2009, we had $33.0 million and $41.6 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates and related parties is at a variable rate based on the average rate incurred by Virgin Media. We are therefore exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $384,000 for the year ended December 31, 2010. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate was approximately $404,000 for the year ended December 31, 2009.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of independent registered public accounting firm begin on page F-1 of this annual report. The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)

Revenue	$6,976,998	$6,906,233	$7,280,843	$7,524,626
Operating Income	1,692,287	1,855,628	2,078,149	1,777,850
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	629,022	518,975	321,745	6,622,191
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$10.94	$9.02	$5.59	$115.15

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)

Revenue	$6,622,104	$7,207,941	$7,198,079	$7,290,867
Operating Income	1,233,567	1,324,900	1,869,604	1,928,031
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	330,982	80,989	787,247	1,789,894
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$5.76	$1.41	$13.69	$31.12

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

Under the supervision and with the participation of our management, including Virgin Media’s chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that South Hertfordshire United Kingdom Fund, Ltd’s. internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of South Hertfordshire United Kingdom Fund, Ltd. Our report on internal control over financial reporting was not subject to attestation by Ernst &Young LLP, our independent registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit South Hertfordshire United Kingdom Fund, Ltd. to provide only management’s report in this annual report.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have no officers or directors. Certain information concerning directors and executive officers of our General Partner is set forth below.

Name	Age	Title
Robert Mackenzie	49	Director and Secretary
Robert Gale	50	Director

Robert Mackenzie

Mr. Mackenzie, age 49, has been the Secretary and Director of our General Partner since May 30, 2000 and is Virgin Media’s U.K. Legal Director. He joined International CableTel Incorporated in 1993, to establish the legal department in the U.K. and acted as Company Secretary for the newly formed CableTel, subsequently renamed Virgin Media. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. His Law Society finals were taken at College of Law, London.

Robert Gale

Mr. Gale, age 50, became the Vice President—Controller of Virgin Media on June 17, 2003 and prior to that was the Group Director of Financial Control for Virgin Media’s U.K. operations since October 2000. Mr. Gale joined Virgin Media in May 2000 when Virgin Media acquired the cable operations of Cable & Wireless Communications plc, where he had held a number of senior financial positions since 1998. Prior to that, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by Virgin Media, from 1995 to 1997.

During the last 10 years neither the General Partner, nor any of the General Partner’s directors have been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors), or have been party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities law.

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

No person or entity affiliated with Virgin Media, the General Partner or the directors of the General Partner owns more than 5% of our limited partnership interests. No directors or executive officers of our General Partner beneficially own any of our limited partnership interests.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

The General Partner is entitled, in accordance with the Partnership Agreement, to be paid a consulting fee by NTL South Herts. During the construction phases of the cable television/telephone system, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of gross revenue, excluding revenue from the sale of cable television/telephone systems. Consulting fees paid or payable by us for the year ended December 31, 2010 totaled $1.4 million.

Our General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of its network and from us for direct and indirect expenses allocable to our operation, which include but are not limited to salaries of any full or part time employees, rent, supplies, telephone, travel and restructuring and other charges. Allocable direct or indirect expenses paid or payable by us for the year ended December 31, 2010 totaled $10.4 million.

Our General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by us, although they are not required to do so.  The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing.  For the year ended December 31, 2010, aggregated interest, bank fees and finance charges of $2.6 million relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $0.3 million was charged by an affiliate of the General Partner. As at December 31, 2009, the non-permanent loan balance that we owed was $41.6 million and, since that date, has declined to $31.0 million as at December 31, 2010.

An affiliate of the General Partner provides IT services (including the use of related IT systems and equipment), telephone network access and related telephony services and the infrastructure and network access for internet and digital television services to NTL South Herts. NTL South Herts was allocated costs for these services of $5.1 million in the year ended December 31, 2010 pursuant to an agreement with Virgin Media Limited, a subsidiary of Virgin Media Inc.

An affiliate of the General Partner provides subscription based premium television services to customers of NTL South Herts over its network.

As we do not have a board of directors or audit committee, we rely on Virgin Media’s Audit Committee for approval of those related transactions entered into with related parties in which we would be a participant, other than the transactions contemplated by our Partnership Agreement.

For the description of transactions between Virgin Media and related parties, please see Item 13 in Virgin Media’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011.

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP, or Ernst & Young, are our independent registered public accounting firm. We are billed directly by Ernst & Young for services provided to us and are allocated a proportion of the fees charged to Virgin Media by Ernst & Young in respect of ntl (South Hertfordshire) Limited. We provide in the table below an analysis of the fees charged by Ernst & Young in each of the two years ended December 31, 2010 and 2009.

	December 31,
	2010	2009
Audit fees	$191,193	$101,691
Audit-Related fees	163	1,647
Tax fees	185	982
	$191,541	$104,320

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

Audit Committee’s Pre-approval Policies and Procedures

We have no audit committee. The Audit Committee of the board of directors of Virgin Media reviews, acts on and reports to the board of directors of Virgin Media with respect to various auditing and accounting matters. In this capacity, the Audit Committee acts on our behalf as necessary. The current members of the Audit Committee of Virgin Media are George R. Zoffinger who is its chairman and who the board of directors has determined to be an audit committee financial expert, Doreen Toben and John Rigsby. The members of the Audit Committee are independent within the meaning of the Nasdaq Global Select Market’s listing standards currently applicable to Virgin Media.

Virgin Media’s Audit Committee’s policy on pre-approval requirements for audit and non-audit services provided to us by our independent registered public accounting firm is summarized as follows:

Annually, the Audit Committee will agree the scope and terms, including the fees, of the engagement for the services to be provided by the Auditors as part of the recurring annual audit of Virgin Media (“the Annual Audit Services”). The services included as part of the Annual Audit Services include: the audit of Virgin Media’s consolidated financial statements and its internal control over financial reporting; the audit of the separate financial statements of South Hertfordshire United Kingdom Fund, Ltd. (“South Herts”), Virgin Media Investment Holdings Limited and Subsidiaries (“VMIH”), Virgin Media Investments Limited and Subsidiaries (“VMIL”), Virgin Media Finance PLC and any other subsidiaries or affiliates which may require audits in relation to securities issued or to be issued, including, if required, the audits of their internal control over financial reporting; the review of interim unaudited financial statements of Virgin Media and the separate interim unaudited financial statements of South Herts, VMIH and VMIL and any other subsidiaries or affiliates which may require reviews in relation to securities issued or to be issued; the statutory audits of the financial statements of Virgin Media’s affiliates and subsidiaries.

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

Between meetings, the Chairman of the Audit Committee has been delegated authority to pre-approve Services within the scope of Permitted Services listed above on an ad-hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting. In 2010 and 2009, the Virgin Media Audit Committee pre-approved all of the services performed by its auditors.

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

FORM 10K—ITEM 15(a) (1)

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, and 2009

and for the Years Ended December 31, 2010, 2009 and 2008

The following consolidated financial statements of South Hertfordshire United Kingdom Fund, Ltd. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Partners

South Hertfordshire United Kingdom Fund, Ltd.

We have audited the accompanying consolidated balance sheets of South Hertfordshire United Kingdom Fund, Ltd. (a Colorado limited partnership) (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the General Partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Hertfordshire United Kingdom Fund, Ltd. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

London, England

March 31, 2011

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

Assets

Deferred tax asset	$9,524,977	$1,626,861
Fixed assets, net	38,537,937	42,685,169
Total assets	48,062,914	44,312,030

Liabilities and Partners’ Capital
Current liabilities
Accounts payable to affiliates and related parties	$33,028,708	$41,618,716
Total liabilities	33,028,708	41,618,716

Partners’ Capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(400,193)	(481,112)
	(399,193)	(480,112)
Limited Partners
Contributed capital, net (56,935 units outstanding at December 31, 2010 and December 31, 2009)	48,817,997	48,817,997
Accumulated deficit	(39,338,048)	(47,349,062)
	9,479,949	1,468,935

Partners’ capital	9,080,756	988,823

Accumulated other comprehensive loss	(792,351)	(700,000)
Total South Hertfordshire United Kingdom Fund Ltd. Partners’ capital	8,288,405	288,823

Noncontrolling interest	6,745,801	2,404,491
Total Partners’ capital	15,034,206	2,693,314

Total Liabilities and Partners’ Capital	$48,062,914	$44,312,030

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008

Revenue	$28,688,700	$28,318,991	$33,914,381

Costs and expenses
Operating costs	(9,255,943)	(10,395,769)	(14,233,577)
Allocated overhead	(10,353,150)	(10,009,215)	(11,541,482)
Management fees	(1,434,435)	(1,415,950)	(1,695,719)
Selling, general and administrative expenses	(241,258)	(141,955)	(173,744)
Operating income	7,403,914	6,356,102	6,269,859

Other expenses
Interest payable to General Partner and affiliates	(2,961,324)	(2,981,120)	(4,391,017)
Exchange gains (losses)	150,402	(195,619)	642,274
Net profit before taxes	4,592,992	3,179,363	2,521,116
Income tax benefit	7,886,426	1,575,138	—
Net profit	12,479,418	4,754,501	2,521,116
Less: Profit attributable to noncontrolling interest	(4,387,485)	(1,765,389)	(665,820)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$8,091,933	$2,989,112	$1,855,296

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$80,919	$29,891	$18,553
Limited Partners	8,011,014	2,959,221	1,836,743
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$8,091,933	$2,989,112	$1,855,296

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$140.70	$51.98	$32.26

Average number of limited partnership units outstanding	56,935	56,935	56,935

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31, 2010			Year ended December 31, 2009	Year ended December 31, 2008
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total	Total	Total

Net profit	$8,091,933	$4,387,485	$12,479,418	$4,754,501	$2,521,116
Foreign currency translation adjustments	(92,351)	(46,175)	(138,526)	340,842	(400,066)
Comprehensive income	$7,999,582	$4,341,310	$12,340,892	$5,095,343	$2,121,050

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

					Accumulated
	General Partner		Limited Partners		other	Non-
	Contributed	Accumulated	Contributed	Accumulated	comprehensive	controlling
	capital	deficit	capital	deficit	income	interest	Total

December 31, 2007	$1,000	$(529,556)	$48,817,997	$(52,145,026)	$(667,494)	$—	$(4,523,079)

Net profit	—	18,553	—	1,836,743	—	665,820	2,521,116
Currency translation adjustment	—	—	—	—	(259,735)	(140,331)	(400,066)
December 31, 2008	$1,000	$(511,003)	$48,817,997	$(50,308,283)	$(927,229)	$525,489	$(2,402,029)

Net profit	—	29,891	—	2,959,221	—	1,765,389	4,754,501
Currency translation adjustment	—	—	—	—	227,229	113,613	340,842
December 31, 2009	$1,000	$(481,112)	$48,817,997	$(47,349,062)	$(700,000)	$2,404,491	$2,693,314

Net profit	—	80,919	—	8,011,014	—	4,387,485	12,479,418
Currency translation adjustment	—	—	—	—	(92,351)	(46,175)	(138,526)
December 31, 2010	$1,000	$(400,193)	$48,817,997	$(39,338,048)	$(792,351)	$6,745,801	$15,034,206

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net profit	$12,479,418	$4,754,501	$2,521,116
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	4,095,254	4,263,450	5,899,408
Income taxes	(7,886,426)	(1,575,138)	—
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(7,227,351)	(6,159,701)	(7,574,624)
Net cash provided by operating activities	1,460,895	1,283,112	845,900

Cash flows from investing activities
Purchase of fixed assets	(1,460,895)	(1,283,112)	(845,900)
Net cash used in investing activities	(1,460,895)	(1,283,112)	(845,900)

Cash flows from financing activities	—	—	—
Net cash provided by (used in) financing activities	$—	$—	$—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Partners’ Interests

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd., or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. ntl Fawnspring Limited, a U.K. corporation and a subsidiary of Virgin Media Inc., or Virgin Media, is the general partner, or the General Partner, of the Partnership. The agreement governing the partnership, or Partnership Agreement, stipulates a 25 year term which is scheduled to expire on December 31, 2016.

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

The business of the Partnership is managed as an integral part of the larger Virgin Media group and substantially all of its activities take place within Virgin Media’s Consumer operating segment. Based on this organizational structure, as well as the nature of financial information available to assess its performance, the Partnership has concluded that its total operations represent one reportable segment and that the Partnership’s performance and future net cash flow perspectives are best understood and assessed as such (see Note 8 subsequent events).

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

The profits allocated to the limited partners and General Partner is the net profit or loss rather than the comprehensive income or loss. The net profit or loss does not take account of any foreign currency translation adjustments, as these are unrealized. The net profit or loss per limited partner unit is calculated after allocating 1% of the net profit or loss to the General Partner. For the year ended December 31, 2010, the net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit amounted to $140.70.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the carrying value of deferred tax assets on the balance sheet, the amount charged to NTL South Herts by a subsidiary of Virgin Media for infrastructure and management support services, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities including contingent liabilities, estimated costs for interconnection, and estimates related to the amount of costs to be capitalized in connection with the construction and installation of NTL South Herts’ network. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership, and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Partnership’s operating subsidiary is the pound sterling, while the Partnership’s reporting currency is the U.S. dollar. The assets and liabilities of the Partnership’s subsidiary have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses have been translated at the average rates for the respective years. Exchange gains and losses on translation of the Partnership’s net equity investment in the subsidiary are reported as a separate component of accumulated other comprehensive income (loss) in the statement of partners’ capital (deficit). Foreign currency transaction losses and gains are recorded in the statement of operations.

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

Depreciation is provided on fixed assets at rates that are intended to write off the cost of the assets over their estimated useful lives. Effect is given to commercial and technical obsolescence. Depreciation is provided on a straight-line basis over 5-30 years for the cable network and other electronic equipment, 20-30 years for buildings and 10 years for office and other equipment. Repairs and maintenance costs are charged to expense when incurred.

Note 2—Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the FASB ASC, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

Revenue Recognition

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•                  persuasive evidence of an arrangement exists between us and our customers;

•                  delivery has occurred or the services have been rendered;

•                  the price for the service is fixed or determinable; and,

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

Note 2—Significant Accounting Policies (Continued)

Bundled services revenue is recognized in accordance with the guidance for multiple-element arrangements where the components of these arrangements represent separate units of accounting and the revenue from bundled components should be recognized separately. For bundled packages that have separately identifiable units of accounting, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method. Our bundled arrangements for our residential customers do not generally have separately identifiable units of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs allocated to NTL South Herts were $1,132,494, $780,000 and $840,174 in 2010, 2009 and 2008, respectively.

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

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K., permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, the tax returns of NTL South Herts are subject to examination by the U.K. tax authority. Such examinations may result in future tax and interest assessments by the tax authority. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Note 3—Recent Accounting Pronouncements

In 2009, the FASB amended the accounting standards for revenue recognition to:

•                  provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•                  require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•                  eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance as of January 1, 2011 on a prospective basis applicable for transactions originating or materially modified after that date. Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 4—Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts. During the construction phases of the South Herts System, this consulting fee was 2% of construction costs. Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the years ended December 31, 2010, 2009 and 2008 were $1,434,435, $1,415,950 and $1,695,719, respectively. These amounts were expensed in the consolidated statement of operations each year.

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

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include but are not limited to salaries of any full or part-time employees, rent, supplies, telephone, travel and restructuring and other charges. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the years ended December 31, 2010, 2009 and 2008, reimbursement made by NTL South Herts and the partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $10,353,150, $10,009,215 and $11,541,482, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the years ended December 31, 2010, 2009 and 2008, aggregated interest, bank fees and finance charges of $2,616,422, $2,843,152 and $4,218,586, respectively, relating to non-permanent loans was charged by affiliates of the General Partner, and interest on advances of $344,902, $137,968 and $172,431, respectively, was charged by an affiliate of the General Partner.

The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s debt financing allocable to the Partnership or NTL South Herts. They have elected to recover these amounts commencing in the fourth quarter of 2005.

Note 5—Fixed Assets

Fixed assets consist of:

	Estimated	Year ended December 31,
	useful lives	2010	2009
Cable Network and other electrical equipment	5-30 years	$105,114,012	$111,406,717
Building and other equipment	10-30 years	6,788,492	7,006,074
		111,902,504	118,412,791
Accumulated Depreciation		(73,364,567)	(75,727,622)
		$38,537,937	$42,685,169

Note 5—Fixed Assets (Continued)

For the years ended December 31, 2010, 2009, and 2008, depreciation expense included in operating costs was $4,095,254, $4,263,450 and $5,899,408, respectively.

The changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	Year ended December 31,
	2010	2009
Asset retirement obligations at the beginning of the year	$525,914	$550,706
Increase in liability	161,953	93,035
Liabilities settled	(62,552)	(27,772)
Accretion expense	39,076	31,700
Revision in cashflows	(195,331)	(181,111)
Foreign currency translation	(18,135)	59,356
Asset retirement obligations at the end of the year	$450,925	$525,914

Note 6—Financing

The Partnership and NTL South Herts have no indebtedness other than accounts payable to affiliates and related parties, all of which are part of the Virgin Media group. Accordingly, the Partnership and NTL South Herts are reliant upon the support of Virgin Media to continue their operations as a going concern.

Note 7—Income Taxes

The Partnership is not subject to federal or state income tax because net income and losses of the Partnership accrue directly to the partners. The Partnership’s tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification as such, or in changes with respect to the Partnership’s recorded income or loss, the tax liability of the General and limited partners would likely be changed accordingly. Also, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiary and for the impact of deferred tax assets and liabilities, which represent the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

The (expense) benefit for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
Current
Foreign	$(1,477,288)	$—	$—
Deferred
Foreign	9,363,714	1,575,138	—
Total	$7,886,426	$1,575,138	$—

The foreign deferred tax benefit relates to the Partnership’s U.K. subsidiary, NTL South Herts, which is subject to U.K. corporation tax on its income and gains.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets presented for 2010 reflect the 27% enacted rate of UK corporation tax as of December 31, 2010, which is the rate required to be used by the Income Taxes Topic of the FASB ASC. Future rate changes have been announced that are expected to reduce the UK corporate income tax rate from 26%, with effect from April 1, 2011, to 23% over the next four years, but these changes have not yet been enacted. Significant components of deferred tax liabilities and assets related to NTL South Herts are as follows:

Note 7—Income Taxes

	Year ended December 31,
	2010	2009
Deferred tax liabilities:
Depreciation	$—	$—
Total deferred tax liabilities	—	—
Deferred tax assets:
Depreciation	9,524,977	11,356,338
Net operating loss carryforward	—	313,854
Total deferred tax assets:	9,524,977	11,670,192
Valuation allowance	—	(10,043,331)
Net deferred tax assets	$9,524,977	$1,626,861

At December 31, 2010, NTL South Herts had U.K. net operating loss carryforwards of nil, and approximately $1.1 million at December 31, 2009. The U.K. net operating loss carryforwards are available for utilization in future years and do not expire. Management has released the valuation allowance against deferred tax assets on the basis that it is more likely than not that such assets would be realized in the future.

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Balance, January 1	$10,043,331	$11,540,919	$16,835,213
Effect of foreign exchange rate	(352,855)	1,222,063	(4,432,150)
Recognition of deferred tax asset	(9,524,977)	(1,626,861)	—
Decrease in deferred tax attributes	(165,499)	(1,092,790)	(862,144)
Balance, December 31	$—	$10,043,331	$11,540,919

A valuation allowance was recorded for the years ended December 31, 2009 and 2008 to reduce the deferred tax assets to an amount that is more likely than not to be realized.

In prior years, negative evidence in the form of cumulative losses has required us to maintain a valuation allowance to reduce the value of our deferred tax assets to an amount that was more likely than not of being realized. However, inclusive of the results for the year ended December 31, 2010 NTL South Herts has generated pre-tax income for the last four years. These historical results provide evidence that must be considered when assessing the realizability of the deferred tax assets. During 2010, we determined that it was more likely than not that all of the deferred tax assets would be realized and reversed a previously established valuation allowance of $9,363,714. This conclusion was principally based on our judgment that future taxable income will be sufficient to utilize the deferred tax assets. In making this determination, we considered industry trends, entity specific projections, historical results, provisions of UK tax law that impact taxable income, and our taxable income projections. Actual realization of the deferred tax assets will be dependent upon the generation of sufficient taxable income in future years.

The reconciliation of income taxes computed at U.K. statutory rates to income tax (benefit) expense is as follows:

	Year ended December 31,
	2010	2009	2008
Benefit at U.K. statutory rate (28.0%/28.0%/28.5%)	$1,286,038	$890,222	$718,519
Add:
Partnership earnings not subject to tax on Partnership	191,250	151,665	(65,544)
Reversal of valuation allowance	(9,363,714)	(2,617,025)	(652,975)
Income tax benefit	$(7,886,426)	$(1,575,138)	$—

The total amount of unrecognized tax benefits was nil as of December 31, 2010 and 2009. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest of nil in respect of unrecognized tax benefits at December 31, 2010 and 2009.

The statute of limitations is open for the years 2009 to 2010 in the U.K., our major tax jurisdiction.

Note 8 — Subsequent events

Proposed Asset Sale

On January 31, 2011, ntl (B) Limited, an affiliate of our General Partner, entered into a Share Purchase Agreement with the Partnership to acquire the Partnership’s sole asset, being the Partnership’s 299,390 A ordinary shares of NTL South Herts for £14,293,000.  In accordance with the Partnership Agreement, the sale of the Partnership’s shares of NTL South Herts, or the Asset Sale, must be approved by the holders of a majority of the outstanding Partnership units, other than the General Partner and its affiliates.

On March 18, 2011, a definitive proxy statement was filed with the SEC (and subsequently mailed to unitholders on March 23, 2011) outlining that a special meeting of unitholders of the Partnership will be held on May 5, 2011 in New York, New York to consider and vote upon a proposal to approve the Asset Sale.  Holders of Partnership units as of the close of business on March 7, 2011 will be entitled to notice of, and to vote at, the special meeting and at any adjournments or postponements of the meeting.

The Partnership Agreement requires that the price to be paid for such a sale of the Partnership’s assets to an affiliate of the General Partner must be determined by taking the average of three separate independent appraisals of the fair market value of the assets. Further, that the sale must be approved by unitholders (other than the General Partner or its affiliates) holding a majority of the outstanding Partnership units. Accordingly, the purchase price to be paid by ntl (B) Limited for the Partnership’s interest in NTL South Herts represents the average of three separate independent appraisals, as more fully described in the proxy statement filed on March 18, 2011 with the SEC.

If the proposal to approve the Asset Sale is approved and the other conditions of the Share Purchase Agreement have been met the Asset Sale will close. Thereafter, as required by the Partnership Agreement, the Partnership will be dissolved and the General Partner will commence the process of liquidating and winding up the Partnership. The General Partner will use the proceeds of the Asset Sale to pay and provide for the outstanding liabilities and other obligations of the Partnership (including indebtedness owed by the Partnership to Virgin Media Inc. and its affiliates) and establish cash reserves, presently estimated at $520,000 for the payment of contingent or unforeseen liabilities of the Partnership. The actual amount of reserves established by the General Partner may be increased at the discretion of the General Partner, as more fully described in the proxy statement.

The General Partner will make an initial distribution of the remaining proceeds from the Asset Sale to the unitholders of record as of the record date of the distribution in accordance with the terms of the Partnership Agreement. The General Partner estimates that unitholders initially will receive approximately $300 per unit as an initial distribution of the proceeds of the Asset Sale, based on, among other things, the purchase price for the shares of NTL South Herts and estimates of the Partnership’s outstanding liabilities, expenses and required cash reserves described in the preceding paragraph, and assuming an exchange rate of $1.6033 per £1.00. To the extent that all or a portion of the Partnership’s cash reserves are not used to settle any contingent or unforeseen liabilities of the Partnership after our dissolution, a further distribution of the unused portion of the cash reserves will be made to unitholders at a later date to be established by the General Partner. The actual amounts distributed to unitholders will depend on, among other things, the actual amount of liabilities and obligations of the Partnership upon its dissolution (including contingent liabilities payable out of the cash reserves following the dissolution), expenses incurred by the Partnership prior to, or in connection with, its dissolution and winding up, the amount of the General Partner’s capital account deficit, and the exchange rate at the time the proceeds of the Asset Sale are converted into U.S.  Dollars, as further described in the proxy statement.

Following the Asset Sale, the dissolution of the Partnership and the distributions of all remaining Partnership funds to unitholders of record, the Partnership will be terminated.

Note 8 — Subsequent events (continued)

If the Asset Sale is not approved or not completed for any reason, there will be no distribution in connection with the Asset Sale and the Partnership’s term will otherwise expire on December 31, 2016, at which time the Partnership will be dissolved and liquidated in accordance with the Partnership Agreement.  There can be no assurance that, prior to or upon the expiration of the Partnership term, Virgin Media, any of its affiliates or any other party will offer to acquire the Partnership Asset for an amount equal to, or greater than, the purchase price contemplated in the proposed Asset Sale or that unitholders will receive distributions equal to, or greater than, the distributions expected to be made in connection with the Asset Sale.

Litigation in Respect of the Asset Sale and Other Matters

On March 15, 2011, a lawsuit asserting derivative claims on behalf of the Partnership was filed in the Supreme Court of the State of New York, County of New York, against Virgin Media Inc., ntl (B) Limited and the General Partner.  The complaint generally asserts that the General Partner, Virgin Media Inc., and ntl (B) Limited have breached their fiduciary duties and/or aided and abetted such breach in pursuing the Asset Sale at a price that allegedly undervalues NTL South Herts. The plaintiff claims that the appraisals which were obtained fail to value NTL South Herts properly and are stale because they are dated as of September 30, 2010 and do not reflect market changes since that date. The complaint further asserts that the transfer by NTL South Herts of premium television services to a Luxembourg affiliate of Virgin Media Inc. in 2009 deprived NTL South Herts of a valuable asset.  The complaint asserts breach of fiduciary duties, breach of contract and unjust enrichment, and seeks an accounting in respect of the general allocation of expenses to NTL South Herts.  Among other remedies, the plaintiff seeks an order directing the General Partner to exercise its fiduciary duties, the imposition of a constructive trust upon any benefits improperly received, an order of an accounting and an award of costs, including attorney’s fees.

The General Partner, Virgin Media Inc., and ntl (B) Limited believe that the claims asserted are entirely without merit and intend to contest them vigorously.

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

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE	Director of ntl Fawnspring Limited, the
	General Partner of South Hertfordshire United	March 31, 2011
Robert Mackenzie	Kingdom Fund, Ltd.*
/s/ ROBERT GALE	Director of ntl Fawnspring Limited, the
	General Partner of South Hertfordshire United	March 31, 2011
Robert Gale	Kingdom Fund, Ltd.*

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

10.1	Share Purchase Agreement (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report 8-K as filed with the Securities and Exchange Commission on February 4, 2011)
21.1**	List of Subsidiaries of South Hertfordshire United Kingdom Fund, Ltd.
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