Form 10-Q
period 2011-03-31
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2011-05-16
CIK 857957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of limited partnership units of the registrant outstanding as of May 12, 2011 was 56,935.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

•                  we may have underestimated the cost of settling our obligations and liabilities, including post-closing indemnification obligations, and our ability to make further distributions may be substantially delayed or limited;

•                  our creditors could assert claims against unitholders if we have over-distributed;

•                  our reliance on the continued support of Virgin Media;

•                  the lack of an established trading market for our partnership interests;

•                  conflicts of interest between us and Virgin Media and its affiliates; and

•                  tax risks

These and other factors are discussed in more detail below under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2011. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end exchange rate expressed as U.S. dollars per £1.00. The exchange rate of the pound sterling on March 31, 2011 was $1.5996 per £1.00.

Three months ended March 31,	Period End	Average(1)	High	Low
2010	$1.5186	$1.5478	$1.6370	$1.4884
2011	1.5996	1.6095	1.6387	1.5490

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

Unless we otherwise indicate, all U.K. pound sterling amounts as of March 31, 2011 are translated to U.S. dollars at an exchange rate of $1.5996 to £1.00, all amounts disclosed for the three months ended March 31, 2011 are based on an average exchange rate of $1.6030 to £1.00, and all amounts disclosed for the three months ended March 31, 2010 are based on an average exchange rate of $1.5612 to £1.00. All amounts disclosed as of December 31, 2010 are based on an exchange rate of $1.5599 to £1.00. The variation among the exchange rates for 2011 and 2010 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Deferred tax asset	$9,275,780	$9,524,977
Fixed assets, net	39,013,854	38,537,937
Total assets	$48,289,634	$48,062,914

Liabilities and Partners’ Capital
Current liabilities
Accounts payable to affiliates and related parties	$31,697,690	$33,028,708
Total liabilities	31,697,690	33,028,708

Partners’ Capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(394,122)	(400,193)
	(393,122)	(399,193)
Limited Partners
Contributed capital, net (56,935 units outstanding at March 31, 2011 and December 31, 2010)	48,817,997	48,817,997
Accumulated deficit	(38,737,059)	(39,338,048)
	10,080,938	9,479,949

Partners’ capital	9,687,816	9,080,756

Accumulated other comprehensive loss	(450,845)	(792,351)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners’ capital	9,236,971	8,288,405

Noncontrolling interest	7,354,973	6,745,801
Total Partners’ capital	16,591,944	15,034,206

Total Liabilities and Partners’ Capital	$48,289,634	$48,062,914

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2011	2010

Revenue	$7,686,568	$6,976,998

Costs and expenses
Operating costs	(2,146,456)	(2,338,100)
Allocated overhead	(2,689,360)	(2,500,725)
Management fees	(384,328)	(348,850)
Selling, general and administrative expenses	(48,233)	(97,036)
Operating income	2,418,191	1,692,287

Other expenses
Interest payable to General Partner and affiliates	(756,031)	(747,154)
Exchange (losses) gains	(124,025)	275,070

Net profit before taxes	1,538,135	1,220,203
Income tax expense	(492,656)	(318,329)

Net profit	1,045,479	901,874

Less: Profit attributable to noncontrolling interest	(438,419)	(272,852)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$607,060	$629,022

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$6,071	$6,290
Limited Partners	600,989	622,732
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$607,060	$629,022

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to limited partners per limited partnership unit	$10.56	$10.94
Average number of limited partnership units outstanding	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities
Net profit	$1,045,479	$901,874
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	870,660	1,117,774
Income taxes	492,656	318,329
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,044,095)	(1,811,133)
Net cash provided by operating activities	364,700	526,844

Cash flows from investing activities
Purchase of fixed assets	(364,700)	(526,844)
Net cash used in investing activities	(364,700)	(526,844)

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

Formation and Business

South Hertfordshire United Kingdom Fund, Ltd. (dissolved May 9, 2011), or the Partnership, a Colorado limited partnership, was formed on December 23, 1991, in connection with a public offering of its limited partnership interests. The Partnership was formed to acquire, construct, develop, own and operate cable television/telephone systems in the U.K. ntl Fawnspring Limited, a U.K. corporation and an indirect wholly owned subsidiary of Virgin Media Inc., is the general partner, or the General Partner, of the Partnership. The agreement governing the partnership, or Partnership Agreement, stipulates a 25 year term which is scheduled to expire on December 31, 2016.

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, on March 31, 2011.

Subsequent to the end of the quarter, on May 5, 2011, the unitholders of the Partnership voted to approve the sale of the Partnership’s sole asset, being its 66.7% ownership interest in NTL South Herts to ntl (B) Limited, and that transaction closed on May 9, 2011. As a result, the Partnership has been dissolved and the General Partner will immediately commence the process of winding up the partnership. Accordingly, we are required to change our basis of accounting from a going concern basis to a liquidation basis as of May 5, 2011. See Note 7 — Subsequent Event.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Three months ended
	March 31, 2011
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$607,060	$438,419	$1,045,479
Foreign currency translation adjustments	341,506	170,753	512,259
Comprehensive profit	$948,566	$609,172	$1,557,738

	Three months ended
	March 31, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total

Net profit	$629,022	$272,852	$901,874
Foreign currency translation adjustments	(306,697)	(153,347)	(460,044)
Comprehensive profit	$322,325	$119,505	$441,830

Note 3 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

An affiliate of the General Partner is entitled to be paid a consulting fee by NTL South Herts.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the three months ended March 31, 2011 and 2010 were $384,328 and $348,850, respectively. These amounts were expensed in the condensed consolidated statements of operations.

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

(dissolved May 9, 2011)

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 3 — Transactions with the General Partner and Affiliated Entities (continued)

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the three months ended March 31, 2011 and 2010, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $2.7 million and $2.5 million respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the three months ended March 31, 2011 and 2010, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $664,512 and $668,969, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $91,519 and $78,185, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

Note 4 — Recently Adopted Accounting Pronouncements

On January 1, 2011 we adopted new accounting guidance issued by the FASB for revenue arrangements with multiple-elements. We adopted this guidance on a prospective basis applicable for transactions originating or materially modified after the date of adoption. This guidance changed the criteria for separating units of accounting in multiple-element arrangements and the way in which an entity is required to allocate revenue to these units of accounting.

Prior to the adoption of this guidance bundled revenue arrangements generally did not contain separate units of accounting. Subsequent to the adoption of this guidance, these bundled revenue arrangements generally have the following units of accounting: an up-front installation element and an ongoing service provision element.

Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Currently, we do not sell installation services, ongoing rental or network equipment separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. We use evidence of what third parties charge for these goods or services, when available, to establish selling price. In some cases, when we are unable to establish VSOE or TPE, we use our best estimate of selling price. Our objective in determining the best estimate of selling price is to establish the price at which we would transact a sale if the deliverable were sold regularly on a stand-alone basis. We consider all reasonably available information including both market data and conditions, as well as entity specific factors. In addition we consider all factors contemplated in negotiating the arrangement with the customer and our own normal pricing practices. These considerations include competitor pricing, customization of the product, profit objectives and cost structures.

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered component based on the “residual value” method. This methodology is not longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2011.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Income taxes

For the three months ended March 31, 2011 and 2010 income tax expense was $492,656 and $318,329, respectively. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010 and 2009.

Note 6 — Contingencies

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

The primary exposure to loss for the Partnership in connection with this lawsuit is in respect to its obligation to indemnify, in certain circumstances, the General Partner and certain of its affiliates.  The General Partner believes that this obligation is probable but not presently estimable.  Because this is a derivative claim, any recovery that is not indemnified would not be an expense of the Partnership but rather would be to its benefit.

Note 7  — Subsequent event

On May 5, 2011, the unitholders of the Partnership voted to approve the sale of the Partnership’s sole asset, being its 66.7% ownership interest in NTL South Herts to ntl (B) Limited, and that transaction closed on May 9, 2011.  As a result, the Partnership is in dissolution and the General Partner is winding up the Partnership. Accordingly, we are required to change our basis of accounting from a going concern basis to a liquidation basis as of May 5, 2011. Subsequent to the adoption of the liquidation basis of accounting, we will no longer report a balance sheet but will instead report a consolidated statement of net assets available in liquidation, which will not include a partners’ capital section. In the consolidated statement of net assets available in liquidation, the assets will be valued at their estimated net realizable value and liabilities will include the estimated costs associated with carrying out the plan of liquidation. In addition, we will no longer report a consolidated statement of operations but instead will report a statement of changes in net assets.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.

(dissolved May 9, 2011)

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7  — Subsequent event (continued)

The following unaudited pro forma statement of net assets as of March 31, 2011 gives effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma statement of net assets is presented as if the change had occurred on March 31, 2011. The unaudited pro forma statement of net assets is based on assumptions and includes adjustments as explained in the notes to the unaudited pro forma statement of net assets.

Pro Forma Statement of Net Assets

				Liquidation
	As Reported			Basis
	March 31, 2011	Adjustments		Pro forma
		(unaudited)
Assets
Due from ntl (B) Limited	$—	$23,256,205	(a)	$23,256,205
Deferred tax asset	9,275,780	(9,275,780	)(b)	—
Fixed assets, net	39,013,854	(39,013,854	)(b)	—
Total assets	$48,289,634	$(25,033,429)		$23,256,205

Liabilities and Partners’ Capital
Current liabilities
Accounts payable to affiliates and related parties	$31,697,690	$(24,959,715	)(b)(c)	$6,737,975
Total liabilities	31,697,690	(24,959,715)		6,737,975

Partners’ Capital
General Partner	(393,122)	393,122	(a)	—

Limited Partners	10,080,938	6,437,292		16,518,230

Partners’ capital	9,687,816	6,830,414	(d)	16,518,230

Accumulated other comprehensive loss	(450,845)	450,845	(b)	—
Total South Hertfordshire United Kingdom Fund Ltd. Partners’ capital	9,236,971	7,281,259		16,518,230

Noncontrolling interest	7,354,973	(7,354,973	)(b)	—
Total Partners’ capital and Net Assets	16,591,944	(73,714)		16,518,230

Total Liabilities and Partners’ Capital	$48,289,634	$(25,033,429)		$23,256,205

(a)          Represents the receipt of proceeds of £14,293,000 converted into U.S. dollars at an exchange rate of 1.5996, and the receipt from the General Partner of the accumulated deficit. On May 9, 2011, the Partnership received proceeds totaling £14,293,000 from the purchaser and, after repaying indebtedness and retaining £200,000 for settling sterling obligations, converted the balance into U.S. dollars for a total of $17,619,350.

(b)         Represents the disposal of the assets and liabilities of NTL South Herts and the related elimination of the non-controlling interest and cumulative translation adjustments from the partners’ capital.

(c)          Includes the accrual of $1,265,000 of in respect to estimated expenses and cash reserves set aside to complete the liquidation and dissolution of the partnership.

(d)         Represents the net effect of the adjustments above on the Limited Partners’ capital account.

The actual amounts as at May 9, 2011 will differ from the amounts shown above, which are presented as at March 31, 2011.

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

During the period covered by this report, we held 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. indirectly holds the remaining 33.3% of the shares of NTL South Herts. We have been reliant on the support of Virgin Media Inc., the ultimate parent company of the General Partner, to continue our operations as a going concern. The agreement governing the partnership, or Partnership Agreement, stipulates a 25 year term which is scheduled to expire on December 31, 2016.

On May 5, 2011, our unitholders approved the sale of our interest in NTL South Herts to an affiliate of Virgin Media Inc. and that transaction closed on May 9, 2011. As a consequence we are in dissolution and the description that follows in this Item 2, except as otherwise disclosed, describes our business during the period covered by this report but is no longer relevant to our present circumstances.

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

Factors Affecting Our Business During the Period Covered by this Report

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

Effect of Sale of our Business and Dissolution of Our Partnership

On May 9, 2011, we received £14,293,000 as consideration in the sale of our interest in NTL South Herts, and we are now in dissolution. We have repaid £3,267,644 in indebtedness that was owed to Virgin Media Limited as of March 31, 2011, leaving a net balance of £11,025,356. We have retained £200,000 in U.K. pound sterling to address anticipated sterling expenses, and have converted the balance into U.S. dollars for a total of $17,619,350.  In addition, we are owed a capital contribution from our General Partner in respect of its capital account deficit that is currently estimated at approximately $394,000. Our outstanding expenses include payments owed to Virgin Media to reimburse it for amounts paid by it on our behalf in connection with the sale transaction and otherwise. Our primary known contingency is our obligation to indemnify our General Partner in respect of its litigation expenses associated with derivative claims in our name that have been brought against it. See Item 1 of Part II of this Form 10-Q. We will be wound up once we have completed our dissolution process by paying our expenses and obligations, including contingencies, and distributing any remaining funds to our unitholders.

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Consolidated Results of Operations

Three Months Ended March 31, 2011 and 2010

We present below summarized consolidated financial information in U.S. dollars and U.K. pounds sterling for the three months ended March 31, 2011 and 2010:

	Three months ended			Three months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change

Revenue	$7,686,568	$6,976,998	10.2	£4,795,114	£4,468,997	7.3
Operating costs	(2,146,456)	(2,338,100)	(8.2)	(1,339,024)	(1,497,630)	(10.6)
Allocated overhead	(2,689,360)	(2,500,725)	7.5	(1,677,704)	(1,601,797)	4.7
Management fees	(384,328)	(348,850)	10.2	(239,755)	(223,450)	7.3
Selling, general and administrative expenses	(48,233)	(97,036)	(50.3)	(30,089)	(62,155)	(51.6)
Operating income	2,418,191	1,692,287	42.9	1,508,542	1,083,965	39.2
Interest expense	(756,031)	(747,154)	1.2	(471,635)	(478,577)	(1.5)
Exchange (losses) gains	(124,025)	275,070		(77,371)	176,191
Net profit before taxes	1,538,135	1,220,203	26.1	959,536	781,579	22.8
Income tax expense	(492,656)	(318,329)		(307,334)	(203,900)

Net profit	1,045,479	901,874	15.9	652,202	577,679	12.9
Noncontrolling interest	(438,419)	(272,852)	60.7	(273,499)	(174,771)	56.5
Net profit attributable to South Herts	$607,060	$629,022		£378,703	£402,908

Revenue

For the three months ended March 31, 2011, revenue increased by 10.2% to $7.7 million from $7.0 million for the three months ended March 31, 2010, and revenue expressed in pounds sterling increased by 7.3% to £4.8 million for the three months ended March 31, 2011, from £4.5 million for the three months ended March 31, 2010. Revenue expressed in pounds sterling increased due to selective price increases as well as additional customers subscribing to our services, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Expenses

Operating costs

Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the three months ended March 31, 2011, operating costs decreased by 8.2% to $2.1 million from $2.3 million for the three months ended March 31, 2010, and operating costs expressed in pounds sterling decreased by 10.6% to £1.3 million for the three months ended March 31, 2011 from £1.5 million for the three months ended March 31, 2010. The reduction in operating costs was primarily driven by a reduction in depreciation as a result of fixed assets becoming fully depreciated. For the three months ended March 31, 2011 and 2010, depreciation expense included in operating costs was $870,660, or £543,144, and $1,117,774, or £715,971, respectively.

Allocated overhead

For the three months ended March 31, 2011, allocated overhead increased by 7.5% to $2.7 million from $2.5 million for the three months ended March 31, 2010, and allocated overhead expressed in pounds sterling, increased by 4.7% to £1.7 million for the three months ended March 31, 2011 from £1.6 million for the three months ended March 31, 2010. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity. Allocated overhead expressed in pounds sterling increased due to higher network and other operating costs, employee and outsource costs and marketing costs incurred by Virgin Media.

Management fees

For the three months ended March 31, 2011, management fees increased by 10.2% to $384,328 from $348,850 for the three months ended March 31, 2010, and management fees expressed in pounds sterling increased by 7.3% to £239,755 for the three months ended March 31, 2011 from £223,450 for the three months ended March 31, 2010. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.

Selling, general and administrative expenses

For the three months ended March 31, 2011, selling, general and administrative expenses decreased to $48,233, or £30,089, from $97,036, or £62,155, for the three months ended March 31, 2010. The decrease was primarily due to lower audit fees.

Interest expense

For the three months ended March 31, 2011, interest expense increased by 1.2% to $756,031, from $747,154 for the three months ended March 31, 2010, and interest expense expressed in pounds sterling decreased by 1.5% to £471,635 for the three months ended March 31, 2011 from £478,577 for the three months ended March 31, 2010. The interest expense expressed in pounds sterling declined as a result of lower balances outstanding on which interest is charged, while the interest expense expressed in U.S. dollars increased as a result of movements in exchange rates.

We paid no cash interest for the three months ended March 31, 2011 and 2010.

Exchange gains or losses

For the three months ended March 31, 2011, foreign currency exchange losses were $124,025, or £77,371, as compared with gains of $275,070, or £176,191, for the three months ended March 31, 2010. The change in foreign currency exchange gains was primarily attributable to fluctuations in the value of the U.S. dollar on certain of our liabilities and transactions. The value of the U.S. dollar weakened by approximately 2.5% against the pound sterling from December 31, 2010 to March 31, 2011. The value of the U.S. dollar strengthened by approximately 7% against the pound sterling from December 31, 2009 to March 31, 2010. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense

For the three months ended March 31, 2011, income tax expense was $492,656 or £307,334 compared with $318,329, or £203,900 for the three months ended March 31, 2010. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010 and 2009.

Noncontrolling interest

During the three months ended March 31, 2011, the profit attributable to the noncontrolling interest was $438,419, or £273,499, as compared with $272,852, or £174,771, for the three months ended March 31, 2010. This was due to the increased profitability of the operating entity.

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.

For the three months ended March 31, 2011, net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $607,060, or £378,703, as compared with $629,022, or £402,908, for the three months ended March 31, 2010, primarily due to the reasons described above.

Selected Operating Data

The following table sets forth certain data concerning our residential cable customers for the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Total customers	35,442	35,100	34,829	34,530	34,160
Digital television subscribers	28,400	28,271	28,103	27,088	27,418
Broadband internet subscribers	30,080	29,572	29,163	28,733	28,235
Telephony subscribers	30,983	30,707	30,539	30,319	30,059
Average monthly churn (1)	1.2%	1.4%	1.5%	1.2%	1.1%

(1)          Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the three months ended March 31, 2011, we generated $0.4 million from our operating activities compared with $0.5 million in the three months ended March 31, 2010, which was used to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to an improved operating result.

Liquidity and Capital Resources

Outstanding Indebtedness During the Period Covered by this Report

We have no financing independent of Virgin Media. As of March 31, 2011, we had consolidated current liabilities of $31.7 million due to Virgin Media group companies compared with $33.0 million as of December 31, 2010 and $37.6 million as of March 31, 2010.

Historically, our source of cash has been the net proceeds of our offerings of limited partnership interests along with funding from Virgin Media and our principal uses of cash have been capital contributions to NTL South Herts in order to fund our proportionate share of the construction costs of the South Herts System and ongoing operations. Accordingly, we have been dependent on Virgin Media for funds to cover administrative and operating expenses.

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

Virgin Media had £6,016.9 million of debt outstanding as of March 31, 2011, compared to £6,020.4 million as of December 31, 2010 and £6,146.9 million as of March 31, 2010, and £482.7 million of cash and cash equivalents as of March 31, 2011, compared to £479.5 million as of December 31, 2010 and £420.7 million as of March 31, 2010. The decrease in Virgin Media’s debt since both March 31, 2010 and December 31, 2010 is due to favorable movements in exchange rates, partially offset by an increase in net borrowing.

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

For further information concerning Virgin Media’s liquidity and capital resources and the terms of its various debt facilities, including the new senior credit facility, see its annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 22, 2011, and its quarterly report on Form 10-Q for the three months ended March 31, 2011, as filed with the SEC on May 5, 2011.

Outstanding Indebtedness Following Sale of Our Business

Following the sale of our business on May 9, 2011, we repaid £3,267,644 in indebtedness that was owed to Virgin Media Limited as of March 31, 2011, See “Effect of Sale of Our Business and Dissolution of Our Partnership.” We believe that our current cash balances are sufficient to pay our current and anticipated expenses and address our known contingencies but we have had to estimate our expenses and contingent obligations, and there may be other contingencies of which we are not presently aware. We are in dissolution and seek to wind up in 2011, subject to resolution of the derivative litigation that is described in Item 1 of Part II.

Off-Balance Sheet Transactions

As of March 31, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the three months ended March 31, 2011 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of NTL South Herts is pounds sterling and all revenue and substantially all costs are incurred in pounds sterling. We report in U.S. dollars and are therefore exposed to fluctuations in the pound sterling to U.S. dollar exchange rate.

The aggregate potential gain from a hypothetical one-percent decrease in the pound sterling/U.S. dollar exchange rate is approximately $39,000 for the three months ended March 31, 2011.

We have no debt other than amounts due to affiliates. As of March 31, 2011 and 2010, we had approximately $31.7 million and $33.0 million, respectively, in amounts due to Virgin Media group companies. Interest on amounts due to affiliates is at a variable rate based on the average rate incurred by Virgin Media. Therefore we are exposed to changes in Virgin Media’s borrowing rate. The aggregate potential loss from a hypothetical one-percentage point increase in the interest rate is approximately $69,000 for the three months ended March 31, 2011.

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

Item 1A. Risk Factors

The following are new risk factors that relate to the period after the sale of our business, NTL South Herts, on May 9, 2011.

We may have underestimated the cost of settling our obligations and liabilities, including post-closing indemnification obligations, and our ability to make further distributions may be substantially delayed or limited

We have had to estimate the cost of settling our obligations and liabilities, including post-closing indemnification obligations potentially owed to our General Partner, in setting aside funds to meet our existing and anticipated expenses and reserve against contingent obligations. We may have underestimated expenses that have already been incurred on our account, or will be incurred in connection with our winding-up. In particular, the derivative litigation pending against our General Partner may delay our winding up, and result in our incurring ongoing administrative and related expenses that we have not adequately anticipated. In addition, our General Partner and its affiliates are entitled to indemnification under certain circumstances in respect of its expenses in connection with the derivative litigation, and it is very difficult for us to estimate those expenses at the present time. Furthermore, we may become aware of contingent obligations that we have not yet identified, and these could result in expenses that we have not anticipated. Consequently, our ability to make further distributions could be substantially delayed or limited. Any such distributions may be made in more than one installment over an extended period of time.

Our creditors could assert claims against unitholders if we have over-distributed

Our creditors could assert claims against unitholders for amounts received as distributions if we fail to create adequate reserves to pay our expenses and liabilities, including contingent liabilities.  Unitholders could be liable for the amount of any shortfall up to the amounts received by the unitholders as distributions from us.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6. Exhibits

s

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

3.3**	Statement of Dissolution filed in State of Colorado on May 11, 2011.
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

Date: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ ROBERT MACKENZIE
Robert Mackenzie
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: May 16, 2011

	By:	/s/ ROBERT GALE
Robert Gale
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: May 16, 2011