Form 10-Q
period 2011-06-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2011-08-15
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________________
FORM 10-Q
(Mark One)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
☐                   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-19889
____________________________________________
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

Large accelerated filer ☐	Accelerated filero
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of limited partnership units of the registrant outstanding as of August 15, 2011 was 56,935.

		Page Number
	PART I. FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Statement of Net Assets (Liquidation Basis) as of June 30, 2011	5
	Statement of Changes in Net Assets (Liquidation Basis) for the Period from May 9, 2011 to June 30, 2011	6
	Condensed Consolidated Balance Sheets (Going Concern Basis) as of May 9, 2011 and December 31, 2010	7
	Condensed Consolidated Statements of Operations (Going Concern Basis) for the Period from April 1, 2011 to May 9, 2011, the Period from January 1, 2011 to May 9, 2011, and the Three and Six Months Ended June 30, 2010	8
	Condensed Consolidated Statements of Cash Flows (Going Concern Basis) for the Period from January 1, 2011 to May 9, 2011 and the Six Months Ended June 30, 2010	9
	Notes to Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22

___________________________________________

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
•    our creditors could assert claims against the limited partners if we have over-distributed;
•    our reliance on the continued support of Virgin Media;
•    the lack of an established trading market for our partnership interests;
•    conflicts of interest between us and Virgin Media and its affiliates; and
•    tax risks.
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

Six months ended June 30,	Period End	Average(1)	High	Low
2010	$1.4947	$1.5197	$1.6370	$1.4344
2011	1.6059	1.6230	1.6691	1.5490
______________________
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

Unless we otherwise indicate, all U.K. pound sterling amounts as of June 30, 2011 are translated to U.S. dollars at an exchange rate of $1.6059 to £1.00. All amounts as of May 9, 2011 are based on an exchange rate of $1.6369 to £1.00, all amounts disclosed for the period January 1, 2011 to May 9, 2011 are based on an average exchange rate of $1.6140 to £1.00, and all amounts disclosed for the six months ended June 30, 2010 are based on an average exchange rate of $1.5268 to £1.00. All amounts disclosed as of December 31, 2010 are based on an exchange rate of $1.5599 to £1.00. U.S. dollar amounts for the period April 1, 2011 to May 9, 2011 and the three months ended June 30, 2010 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2011 and 2010 from the U.S dollar converted financial result for the period January 1, 2011 to May 9, 2011 and the six months ended June 30, 2010, respectively. The variation among the exchange rates for 2011 and 2010 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(unaudited)

June 30, 2011
Assets

Amounts due from Virgin Media Limited	$1,001,763

Total assets	1,001,763

Liabilities
Estimated liquidation costs	563,083

Total liabilities	563,083

Net assets in liquidation	$438,680

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(for the period from May 9, 2011 to June 30, 2011)
(unaudited)

Total Partners' capital (Going Concern Basis) - May 9, 2011	$17,541,969

Gain on disposal of investment	6,117,883

Settlement of loan from Virgin Media Limited	(5,560,583)

Estimate of expenses to be incurred in liquidation	(486,156)

Net assets (Liquidation Basis) - May 9, 2011	17,613,113

Distributions to limited partners	(17,080,500)

Revisions to estimate of expenses to be incurred	(89,593)

Exchange rate movements	(4,340)

Total changes in net assets	(17,174,433)

Net assets (Liquidation Basis) - June 30, 2011	$438,680

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)

	May 9, 2011	December 31, 2010
	(unaudited)
Assets
Deferred tax asset	$9,261,340	$9,524,977
Fixed assets, net	39,662,886	38,537,937
Total assets	$48,924,226	$48,062,914

Liabilities and Partners' capital
Current liabilities
Accounts payable to affiliates and related parties	$31,382,257	$33,028,708
Total liabilities	31,382,257	33,028,708

Partners' capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(391,818)	(400,193)
	(390,818)	(399,193)
Limited Partners
Contributed capital, net (56,935 units outstanding at May 9, 2011 and December 31, 2010	48,817,997	48,817,997
Accumulated deficit	(38,508,917)	(39,338,048)
	10,309,080	9,479,949

Partners' capital	9,918,262	9,080,756

Accumulated other comprehensive loss	(108,106)	(792,351)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners' capital	9,810,156	8,288,405

Noncontrolling interest	7,731,813	6,745,801
Total Partners' capital	17,541,969	15,034,206

Total liabilities and Partners' capital	$48,924,226	$48,062,914

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(unaudited)

	Period from April 1, 2011 to	Three months ended	Period from January 1, 2011 to	Six months ended
	May 9, 2011	June 30, 2010	May 9, 2011	June 30, 2010
Revenue	$3,398,445	$6,906,233	$11,085,013	$13,883,231

Costs and expenses
Operating costs	(945,254)	(2,185,282)	(3,091,710)	(4,523,382)
Allocated overhead	(1,197,121)	(2,479,297)	(3,886,481)	(4,980,022)
Management fees	(169,923)	(345,312)	(554,251)	(694,162)
Selling, general and administrative expenses	(18,034)	(40,714)	(66,267)	(137,750)
Operating income	1,068,113	1,855,628	3,486,304	3,547,915
Other expenses
Interest payable to General Partner and affiliates	(279,485)	(764,738)	(1,035,516)	(1,511,892)
Exchange (losses) gains	(121,823)	69,914	(245,848)	344,984
Net profit before taxes	666,805	1,160,804	2,204,940	2,381,007
Income tax expense	(230,889)	(345,600)	(723,545)	(663,929)
Net profit	435,916	815,204	1,481,395	1,717,078
Less: Profit attributable to noncontrolling interest	(205,470)	(296,229)	(643,889)	(569,081)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$230,446	$518,975	$837,506	$1,147,997

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$2,304	$5,190	$8,375	$11,480
Limited Partners	228,142	513,785	829,131	1,136,517
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$230,446	$518,975	$837,506	$1,147,997

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to Limited Partners per limited partnership unit	$4.01	$9.02	$14.56	$19.96
Average number of limited partnership units outstanding	56,935	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(unaudited)

	Period from January 1 to	Six months ended
	May 9, 2011	June 30, 2010
Cash flows from operating activities
Net profit	$1,481,395	$1,717,078
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	1,256,779	2,025,927
Income taxes	723,545	663,929
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,971,429)	(3,471,371)
Net cash provided by operating activities	490,290	935,563

Cash flows from investing activities
Purchase of fixed assets	(490,290)	(935,563)
Net cash used in investing activities	(490,290)	(935,563)

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS
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

Until May 9, 2011, we held 66.7% of the shares of ntl (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes, we have consolidated the results of NTL South Herts with our results for the period to May 9, 2011. Virgin Media Inc. indirectly held the remaining 33.3% of the shares of NTL South Herts.

On May 5, 2011, the limited partners of the Partnership voted to approve the sale of the Partnership’s sole asset, being its 66.7% ownership interest in NTL South Herts to ntl (B) Limited, and that transaction closed on May 9, 2011. As a result, the Partnership is in dissolution and the General Partner is winding up the Partnership. A Statement of Dissolution was filed in the State of Colorado on May 11, 2011. Management estimates that the winding up process will be completed by December 31, 2011.

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

On May 9, 2011 we adopted the liquidation basis of accounting and, as a result, we adjusted the assets to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount inclusive of the estimated costs associated with carrying out the plan of liquidation. As a result of adopting the liquidation basis of accounting, we will no longer report a balance sheet but will instead report a statement of net assets available in liquidation. In addition, we will no longer report a consolidated statement of operations but instead will report a statement of changes in net assets.

Note 2 — Comprehensive Profit

Comprehensive profit includes net profit as well as other comprehensive profit.  Our other comprehensive profit consists of changes in cumulative foreign currency translation adjustments.  Comprehensive profit comprises:

	Period January 1, 2011 to May 9, 2011
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total
Net profit	$837,506	$643,889	$1,481,395
Foreign currency translation adjustments	684,245	342,123	1,026,368
Comprehensive profit	$1,521,751	$986,012	$2,507,763

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2 — Comprehensive Profit (continued)

	Period April 1, 2011 to May 9, 2011
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total
Net profit	$230,446	$205,470	$435,916
Foreign currency translation adjustments	342,739	171,370	514,109
Comprehensive profit	$573,185	$376,840	$950,025

	Six months ended
	June 30, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total
Net profit	$1,147,997	$569,081	$1,717,078
Foreign currency translation adjustments	(386,827)	(193,413)	(580,240)
Comprehensive profit	$761,170	$375,668	$1,136,838

	Three months ended
	June 30, 2010
	Partners of South Hertfordshire United Kingdom Fund, Ltd.	Noncontrolling interests	Total
Net profit	$518,975	$296,229	$815,204
Foreign currency translation adjustments	(80,130)	(40,066)	(120,196)
Comprehensive profit	$438,845	$256,163	$695,008

Note 3 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

NTL South Herts operates a cable system, the South Herts System, in an area which we refer to as the franchise area, comprising the administrative areas in South Hertfordshire of Three Rivers, Watford and Hertsmere which are located adjacent to the northwest perimeter of Greater London, England. An affiliate of the General Partner has been entitled to be paid a consulting fee by NTL South Herts in respect of the South Herts System.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  Since completion of construction of each portion of the system, the consulting fee for the completed portion has been 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee is calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the period January 1, 2011 to May 9, 2011 were $554,251, and for the three and six months ended June 30, 2010 were $345,312 and $694,162, respectively. These amounts were expensed in the condensed consolidated statements of operations.

Distribution Ratios and Reimbursement

Any Partnership distributions made from cash flows (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) have been allocated 99% to the limited partners and 1% to the General Partner.  Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership’s first cable television system or from cash flows, such as from the sale or refinancing of a system or upon dissolution of the Partnership, have been made as follows: 99% to the limited partners and 1% to the General Partner until any negative balances in the limited partners’ capital accounts are reduced to zero; 100% to the General Partner until any negative balance in its capital account is reduced to zero; 99% to the limited partners and 1% to the General Partner until the balance in the limited partners’ capital accounts is equal to their adjusted capital contribution plus a 12% return; 100% to the General Partner until the balance in its capital account is equal to its adjusted capital contribution, and any remaining income or gain shall be allocated 75% to the limited partners and 25% to the General Partner.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)

Note 3 — Transactions with the General Partner and Affiliated Entities (continued)

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the period January 1, 2011 to May 9, 2011 and the three and six months ended June 30, 2010, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,886,481, $2,479,297 and $4,980,022, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the period January 1, 2011 to May 9, 2011 and for the three and six months ended June 30, 2010, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $903,360, $678,587 and $1,347,556, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $132,156, $86,151 and $164,336, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

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

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered component based on the "residual value” method. This methodology is no longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2011.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)

Note 5 — Income taxes

For the period January 1, 2011 to May 9, 2011 and for the three and six months ended June 30, 2010 income tax expense was $723,545, $345,600 and $663,929, respectively. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010 and 2009.

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

The primary exposure to loss for the Partnership is in respect to its obligation to indemnify, in certain circumstances, the General Partner and certain of its affiliates. No accrual has been recorded for the indemnification as the amounts are not estimable. Because this is a derivative claim, any recovery made will be for the benefit of the unit holders.

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

Until May 9, 2011 we held 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results. Virgin Media Inc. indirectly held the remaining 33.3% of the shares of NTL South Herts. We have been reliant on the support of Virgin Media Inc., the ultimate parent company of the General Partner, to continue our operations as a going concern.

On May 5, 2011, our limited partners approved the sale of our interest in NTL South Herts to an affiliate of Virgin Media Inc. and that transaction closed on May 9, 2011. As a consequence we are in dissolution and the description that follows in this Item 2, except as otherwise disclosed, describes our business during the period covered by this report through May 9, 2011 but is no longer relevant to our present circumstances.

Prior to the sale of our interest in NTL South Herts we derived our revenue principally from monthly fees and usage charges. Our packaging of services and pricing were designed to encourage our residential customers to use multiple services like “double-play” telephone and broadband, “double-play” telephone and television or “triple-play” telephone, television and broadband.

Our expenses included certain costs that were charged to us by a subsidiary of Virgin Media Inc. for the provision of network services and support, the use of Virgin Media’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by Virgin Media for our subscription internet access service and digital television services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT systems and equipment. The principal components of Virgin Media’s expenses included payroll and other employee-related costs; television programming costs; interconnect costs paid to other carriers relating to call termination; facility-related costs, such as rent, utilities and rates; marketing and selling costs; repairs and maintenance costs; and allowances for doubtful accounts.

Factors Affecting Our Business During the Period from January 1, 2011 to May 9, 2011.

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

Effect of Sale of our Business and Dissolution of Our Partnership.

On May 9, 2011, we received £14,293,000 as consideration in the sale of our interest in NTL South Herts, and we are now in dissolution. We have repaid £3,416,431 in indebtedness that was owed to Virgin Media Limited as of May 9, 2011, leaving a net balance of £10,876,569. We have retained £200,000 in U.K. pound sterling to address anticipated sterling expenses, and have converted the balance into U.S. dollars for a total of $17,377,183. In addition, we are owed a capital contribution from our General Partner in respect of its capital account deficit that is currently estimated at approximately $392,000. Our outstanding expenses include payments owed to Virgin Media to reimburse it for amounts paid by it on our behalf in connection with the sale transaction and otherwise. Our primary known contingency is our obligation to indemnify our General Partner in respect of its litigation expenses associated with derivative claims in our name that have been brought against it. See Item 1 of Part II of this Form 10-Q. We will be wound up once we have completed our dissolution process by paying our expenses and obligations, including contingencies, and distributing any remaining funds to the limited partners.

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

Results of Operations (Liquidation Basis)

Period from May 9, 2011 through June 30, 2011

Upon completion of the sale of our interest in NTL South Herts on May 9, 2011, the Partnership began dissolution proceedings and we adopted the liquidation basis of accounting. Accordingly, the financial statements for the period from May 9, 2011 through June 30, 2011 are presented on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated realizable values and liabilities are stated at the estimated settlement amounts and include the estimated costs associated with carrying out the liquidation. These estimates are periodically reviewed and updated.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to limited partners. Claims, liabilities and future expenses for operations will continue to be incurred during the execution of the liquidation plan. The actual realization of the assets and settlement of the liabilities could be higher or lower than the amounts indicated in our estimates as of the date of the financial statements.
Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the winding up and dissolution of the partnership. The initial accrual for estimated costs was divided into two categories: professional fees and general and administrative costs. The accrual does not include a contingency reserve related to our indemnification of our General Partner as this amount is not currently estimable. During the liquidation period all expenditures for operating expenses are charged directly against this accrual. During the period from May 9, 2011 through June 30, 2011, we made payments against accrued liquidation costs of $12,666 and increased the estimate of costs primarily for higher costs relating to the proxy solicitation.
For the period from May 9, 2011 through June 30, 2011, net assets in liquidation decreased by $17,174,433. This decrease is related primarily due to the $17,080,500 distribution to limited partners during the quarter. During the period our estimated liquidation costs increased by $89,593.
.
Consolidated Results of Operations (Going Concern Basis)
     For the periods from January 1 and April 1, 2011 through to May 9, 2011, the net income attributable to South Hertfordshire United Kingdom Fund, Ltd. was $837,506 and $230,446, respectively. Due to the differing periods presented for the current and prior year, the following analysis will discuss the significant factors affecting the operating activities during the current year.
Revenue
For the periods from January 1 and April 1, 2011 through to May 9, 2011, revenues continued to be generated by NTL South Herts through the sale of Virgin Media’s subscription services to customers. Revenues increased due to selective price increases as well as additional customers subscribing to our services, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.
Operating costs
Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the periods from January 1 and April 1, 2011 through to May 9, 2011 a decline in operating costs occurred which was primarily driven by a reduction in depreciation as a result of fixed assets becoming fully depreciated.

Allocated overhead
For the periods from January 1 and April 1, 2011 through to May 9, 2011 allocated overhead was allocated to NTL South Herts on a basis consistent with prior periods. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.
Management fees
For the periods from January 1 and April 1, 2011 through to May 9, 2011, management fees continued to be charged in accordance with the partnership agreement. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.
Selling, general and administrative expenses
For the periods from January 1 and April 1, 2011 through to May 9, 2011 selling, general and administrative expenses declined primarily as a result of lower audit fees.
Interest expense
For the periods from January 1 and April 1, 2011 through to May 9, 2011 interest expense continued to be incurred on amounts borrowed from Virgin Media. Interest expense declined as a result of lower balances outstanding on which interest was charged. We paid no cash interest during any period presented.
Exchange gains or losses
For the periods from January 1 and April 1, 2011 through to May 9, 2011, foreign currency exchange losses were $245,848 and $121,823, respectively. The foreign currency exchange losses were primarily attributable to the strengthening of the U.S. dollar.
Income tax expense
The income tax expense recognized in the periods from January 1 and April 1, 2011 through to May 9, 2011 relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010.
Noncontrolling interest
During the periods from January 1 and April 1, 2011 through to May 9, 2011 the profit attributable to the noncontrolling interest was in line with the increased profitability of the operating entity.
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
For the periods from January 1 and April 1, 2011 through to May 9, 2011 the net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $837,506 and $230,446, respectively. The operating business, NTL South Herts, continued to generate profits from its operations through the date of disposal.
Selected Operating Data
Data concerning our residential cable customers is not available for the period from April 1, 2011 through May 9, 2011. The following table sets forth certain data concerning our residential cable customers for the quarter ended March 31, 2011 and previous four quarters:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total customers…………………	35,442	35,100	34,829	34,530	34,160
Digital television subscribers……	28,400	28,271	28,103	27,088	27,418
Broadband internet subscribers…	30,080	29,572	29,163	28,733	28,235
Telephony subscribers…………	30,983	30,707	30,539	30,319	30,059
Average monthly churn (1)………	1.2%	1.4%	1.5%	1.2%	1.1%
__________________________________
(1)    Churn is calculated by taking the total number of customers disconnecting from our services during the month and dividing them by the average number of customers during the month. Average monthly churn during the quarter is the average of the three monthly churn calculations within the quarter.

Condensed Consolidated Statement of Cash Flows

In the period January 1, 2011 to May 9, 2011 we generated $0.5 million from our operating activities which was used to purchase fixed assets including equipment for customer installations. Our cash provided by operating activities increased primarily due to an improved operating result.

Liquidity and Capital Resources

Outstanding Indebtedness During the Period Covered by this Report

We have no financing independent of Virgin Media. As of May 9, 2011, we had consolidated current liabilities of $31.4 million due to Virgin Media group companies compared with $31.7 million as of March 31, 2011, $33.0 million as of December 31, 2010 and $35.4 million as of June 30, 2010. These liabilities were either assumed by ntl (B) Limited or settled as a result of the acquisition of our interest in NTL South Herts.

Outstanding Indebtedness Following Sale of Our Business

Following the sale of our business on May 9, 2011, we repaid £3,416,431 in indebtedness that was owed to Virgin Media Limited as of March 31, 2011, see “Effect of Sale of Our Business and Dissolution of Our Partnership.” We believe that our current cash balances are sufficient to pay our current and anticipated expenses and address our known contingencies but we have had to estimate our expenses and contingent obligations, and there may be other contingencies of which we are not presently aware. We are in dissolution and seek to wind up in 2011, subject to resolution of the derivative litigation that is described in Item 1 of Part II.

Off-Balance Sheet Transactions

As of June 30, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the six months ended June 30, 2011 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Subsequent to the disposal of our interest in NTL South Herts, the principal market risk that the Fund is still exposed to is that of exchange rate risk on its Sterling cash balance and any related foreign currency obligations.

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

Our creditors could assert claims against limited partners if we have over-distributed

Our creditors could assert claims against limited partners for amounts received as distributions if we fail to create adequate reserves to pay our expenses and liabilities, including contingent liabilities. Limited partners could be liable for the amount of any shortfall up to the amounts received by the limited partners as distributions from us.

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

3.3
Statement of Dissolution filed in State of Colorado on May 11, 2011 (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 16, 2011, File No. 000-19889).

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

†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         The Partnership has no principal executive officer or principal financial officer. Robert Mackenzie and Robert Gale are Directors of ntl Fawnspring Limited, the General Partner of the Partnership.

**                                  Filed herewith.

†    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership
By:	ntl FAWNSPRING LIMITED, its General Partner
By:	/s/ ROBERT MACKENZIE
Robert MackenzieDirector of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: August  15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT MACKENZIE
Robert Mackenzie
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: August 15, 2011

By:	/s/ ROBERT GALE
Robert Gale
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: August 15, 2011