Form 10-Q
period 2011-09-30
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND LTD
filed 2011-11-14
CIK 857957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________________
FORM 10-Q
(Mark One)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
☐                   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of limited partnership units of the registrant outstanding as of November 14, 2011 was 56,935.

		Page Number
	PART I. FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Statement of Net Assets (Liquidation Basis) as of September 30, 2011	5
	Statement of Changes in Net Assets (Liquidation Basis) for the Period from May 9, 2011 to September 30, 2011	6
	Condensed Consolidated Balance Sheets (Going Concern Basis) as of May 9, 2011 and December 31, 2010	7
	Condensed Consolidated Statements of Operations (Going Concern Basis) for the Period from January 1, 2011 to May 9, 2011, and the Three and Nine Months Ended September 30, 2010	8
	Condensed Consolidated Statements of Cash Flows (Going Concern Basis) for the Period from January 1, 2011 to May 9, 2011 and the Nine Months Ended September 30, 2010	9
	Notes to Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

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
These and other factors are discussed in more detail below under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2011 and Forms 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as filed with the SEC on May 16, 2011 and August 15, 2011 respectively. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following table sets forth, for the periods indicated, the high, low, period average and period end exchange rate expressed as U.S. dollars per £1.00.

Nine months ended September 30,	Period End	Average(1)	High	Low
2010	$1.5731	$1.5332	$1.6370	$1.4344
2011	$1.5603	$1.6115	$1.6510	$1.5426
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

Unless we otherwise indicate, all U.K. pound sterling amounts as of September 30, 2011 are translated to U.S. dollars at an exchange rate of $1.5603 to £1.00. All amounts as of May 9, 2011 are based on an exchange rate of $1.6369 to £1.00, all amounts disclosed for the period January 1, 2011 to May 9, 2011 are based on an average exchange rate of $1.6140 to £1.00, and all amounts disclosed for the nine months ended September 30, 2010 are based on an average exchange rate of $1.5351 to £1.00. All amounts disclosed as of December 31, 2010 are based on an exchange rate of $1.5599 to £1.00. U.S. dollar amounts for the three months ended September 30, 2010 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2010 from the U.S dollar converted financial result for the nine months ended September 30, 2010. The variation among the exchange rates for 2011 and 2010 has affected the U.S. dollar comparisons significantly.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(unaudited)

September 30, 2011
Assets
Amounts due from Virgin Media Limited	$710,542

Total assets	710,542

Liabilities
Estimated liquidation costs	314,288

Total liabilities	314,288

Net assets in liquidation	$396,254

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(for the period from May 9, 2011 to September 30, 2011)
(unaudited)

Total Partners' capital (Going Concern Basis) - May 9, 2011	$17,541,969

Gain on disposal of investment	6,117,883

Settlement of loan from Virgin Media Limited	(5,560,583)

Estimate of expenses to be incurred in liquidation	(486,156)

Net assets (Liquidation Basis) - May 9, 2011	17,613,113

Distributions to limited partners	(17,080,500)

Revisions to estimate of expenses to be incurred	(89,593)

Exchange rate movements	(4,340)

Total changes in net assets	(17,174,433)

Net assets (Liquidation Basis) - June 30, 2011	438,680

Revisions to estimate of expenses to be incurred	(37,698)

Exchange rate movements	(4,728)

Total changes in net assets	(42,426)

Net assets (Liquidation Basis) - September 30, 2011	$396,254

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)

	May 9, 2011	December 31, 2010
	(unaudited)
Assets
Deferred tax asset	$9,261,340	$9,524,977
Fixed assets, net	39,662,886	38,537,937
Total assets	$48,924,226	$48,062,914

Liabilities and Partners' capital
Current liabilities
Accounts payable to affiliates and related parties	$31,382,257	$33,028,708
Total liabilities	31,382,257	33,028,708

Partners' capital
General Partner
Contributed capital	1,000	1,000
Accumulated deficit	(391,818)	(400,193)
	(390,818)	(399,193)
Limited Partners
Contributed capital, net (56,935 units outstanding at May 9, 2011 and December 31, 2010)	48,817,997	48,817,997
Accumulated deficit	(38,508,917)	(39,338,048)
	10,309,080	9,479,949

Partners' capital	9,918,262	9,080,756

Accumulated other comprehensive loss	(108,106)	(792,351)
Total South Hertfordshire United Kingdom Fund, Ltd. Partners' capital	9,810,156	8,288,405

Noncontrolling interest	7,731,813	6,745,801
Total Partners' capital	17,541,969	15,034,206

Total liabilities and Partners' capital	$48,924,226	$48,062,914

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(unaudited)

	Period from January 1, 2011 to	Three months ended	Nine months ended
	May 9, 2011	September 30, 2010	September 30, 2010
Revenue	$11,085,013	$7,280,843	$21,164,074

Costs and expenses
Operating costs	(3,091,710)	(2,206,108)	(6,729,490)
Allocated overhead	(3,886,481)	(2,586,964)	(7,566,986)
Management fees	(554,251)	(364,042)	(1,058,204)
Selling, general and administrative expenses	(66,267)	(45,580)	(183,330)
Operating income	3,486,304	2,078,149	5,626,064
Other expenses
Interest payable to General Partner and affiliates	(1,035,516)	(750,732)	(2,262,624)
Exchange (losses) gains	(245,848)	(236,181)	108,803
Net profit before taxes	2,204,940	1,091,236	3,472,243
Income tax expense	(723,545)	(414,340)	(1,078,269)
Net profit	1,481,395	676,896	2,393,974
Less: Profit attributable to noncontrolling interest	(643,889)	(355,151)	(924,232)
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$837,506	$321,745	$1,469,742

Allocation of net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
General Partner	$8,375	$3,217	$14,697
Limited Partners	829,131	318,528	1,455,045
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.	$837,506	$321,745	$1,469,742

Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. allocated to Limited Partners per limited partnership unit	$14.56	$5.59	$25.56
Average number of limited partnership units outstanding	56,935	56,935	56,935

See accompanying notes.

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(unaudited)

	Period from January 1, 2011 to	Nine months ended
	May 9, 2011	September 30, 2010
Cash flows from operating activities
Net profit	$1,481,395	$2,393,974
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	1,256,779	2,967,958
Income taxes	723,545	1,078,269
Change in operating assets and liabilities:
Decrease in accounts payable to affiliates and related parties	(2,971,429)	(5,256,917)
Net cash provided by operating activities	490,290	1,183,284

Cash flows from investing activities
Purchase of fixed assets	(490,290)	(1,183,284)
Net cash used in investing activities	(490,290)	(1,183,284)

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

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

Until May 9, 2011, we held 66.7% of the shares of ntl (South Hertfordshire) Limited, or NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes, we have consolidated the results of NTL South Herts with our results for the period to May 9, 2011. Virgin Media Inc. indirectly held the remaining 33.3% of the shares of NTL South Herts until May 9, 2011 when it acquired the remaining 66.7%.

On May 5, 2011, the limited partners of the Partnership voted to approve the sale of the Partnership’s sole asset, being its 66.7% ownership interest in NTL South Herts, to ntl (B) Limited, and that transaction closed on May 9, 2011 ("Asset Sale"). As a result, the Partnership is in dissolution and the General Partner is winding up the Partnership. A Statement of Dissolution was filed in the State of Colorado on May 11, 2011. Management estimates that the winding up process will be completed before the end of the first quarter of 2012.

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

Note 3 — Transactions with the General Partner and Affiliated Entities

Consulting and Management Fees

NTL South Herts operates a cable system, the South Herts System, in an area which we refer to as the franchise area, comprising the administrative areas in South Hertfordshire of Three Rivers, Watford and Hertsmere which are located adjacent to the northwest perimeter of Greater London, England. An affiliate of the General Partner was entitled to be paid a consulting fee by NTL South Herts in respect of the South Herts System.  During the construction phases of the South Herts System, this consulting fee was 2% of construction costs.  After completion of construction of each portion of the system, the consulting fee for the completed portion was 5% of the gross revenue, excluding revenue from the sale of cable television/telephone systems. The consulting fee was calculated and payable monthly. Consulting fees paid or payable by NTL South Herts for the period January 1, 2011 to May 9, 2011 were $554,251, and for the three and nine months ended September 30, 2010 were $364,042 and $1,058,204, respectively. These amounts were expensed in the condensed consolidated statements of operations.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)

Note 3 — Transactions with the General Partner and Affiliated Entities (continued)

The General Partner and its affiliates are entitled to reimbursement from NTL South Herts for direct and indirect expenses allocable to the operation of the South Herts System, and from the Partnership for direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, salaries of any full or part-time employees, rent, supplies, telephone, travel, and restructuring and other charges. The General Partner believes that the methodology used in allocating these expenses is fair and reasonable. During the period January 1, 2011 to May 9, 2011 and the three and nine months ended September 30, 2010, reimbursement made by NTL South Herts and the Partnership to the General Partner or its affiliates for any allocable direct and indirect expenses totaled $3,886,481, $2,586,964 and $7,566,986, respectively.

The General Partner and its affiliates may make advances to, and defer collection of fees and allocated expenses owed by, the Partnership, although they are not required to do so. The Partnership is charged interest on such advances and deferred amounts at a rate equal to the General Partner’s or certain affiliates’ effective average cost of debt financing from unaffiliated entities, which does not differ from their weighted average cost of debt financing. For the period January 1, 2011 to May 9, 2011 and for the three and nine months ended September 30, 2010, affiliates of the General Partner charged the Partnership aggregated interest, bank fees and finance charges of $903,360, $660,470 and $2,008,026, respectively, relating to non-permanent loans, and an affiliate of the General Partner charged the Partnership interest on advances of $132,156, $90,262 and $254,598, respectively. The General Partner and its affiliates are entitled to recover interest on the full amount of non-permanent loans they provide to the Partnership or NTL South Herts and the portion of bank fees and deferred financing costs relating to Virgin Media’s senior credit facility allocable to the Partnership or NTL South Herts.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)

Note 5 — Income taxes

For the period January 1, 2011 to May 9, 2011 and for the three and nine months ended September 30, 2010 income tax expense was $723,545, $414,340 and $1,078,269, respectively. The income tax expense relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010 and 2009.

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

On October 28, 2011, the parties presented to the court a Settlement Agreement, subject to court approval, under which the Partnership would be paid an additional $1.25 million (the "settlement amount") for the Asset Sale. Except for such fees and expenses as the court may award to the plaintiff's counsel, which is proposed to be a maximum of 30% of the Settlement Amount ($375,000), the proceeds would be used solely for the benefit of the limited partners of the Partnership. The court has scheduled a final hearing for January 17, 2012 to review and approve the settlement, and limited partners will receive a separate notice by mail describing the settlement in greater detail.

The primary exposure to loss for the Partnership is in respect to its obligation to indemnify, in certain circumstances, the General Partner and certain of its affiliates. No accrual has been recorded for the indemnification as the amounts are not estimable. Because this is a derivative claim, any recovery made will be for the benefit of the limited partners.

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

Until May 9, 2011 we held 66.7% of the shares of NTL South Herts, which is principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and internet services in the U.K. As a result of our ownership of 66.7% of the shares of NTL South Herts, for accounting purposes we have consolidated the results of NTL South Herts with our results up until May 9, 2011. Virgin Media Inc. indirectly held the remaining 33.3% of the shares of NTL South Herts until May 9, 2011 when it acquired the remaining 66.7%. We have been reliant on the support of Virgin Media Inc., the ultimate parent company of the General Partner, to continue our operations as a going concern.

On May 5, 2011, our limited partners approved the sale of our interest in NTL South Herts to an affiliate of Virgin Media Inc. and that transaction closed on May 9, 2011 ("Asset Sale"). As a consequence we are in dissolution and the description that follows in this Item 2, except as otherwise disclosed, describes our business during the period from January 1, 2011 through May 9, 2011 but is no longer relevant to our present circumstances.

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

Effect of Sale of our Business and Dissolution of Our Partnership.

On May 9, 2011, we received £14,293,000 as consideration in the sale of our interest in NTL South Herts, and we are now in dissolution. We have repaid £3,416,431 in indebtedness that was owed to Virgin Media Limited as of May 9, 2011, leaving a net balance of £10,876,569. We retained £200,000 in U.K. pound sterling to address anticipated sterling expenses, and converted the balance into U.S. dollars for a total of $17,377,183. During the second quarter of 2011 we made an initial distribution to the limited partners of $300 per unit, totaling $17,080,500. In addition, a capital contribution from our General Partner in respect of its capital account deficit that is currently estimated at approximately $392,000 is included in the amount due from Virgin Media Limited. Our outstanding expenses include payments owed to Virgin Media to reimburse it for amounts paid by it on our behalf in connection with the sale transaction and otherwise. Our primary known contingency is our obligation to indemnify our General Partner in respect of its litigation expenses associated with derivative claims in our name that have been brought against it. See Item 1 of Part II of this Form 10-Q. We will be wound up once we have completed our dissolution process by paying our expenses and obligations, including contingencies, and distributing any remaining funds to the limited partners.

Factors that Affected Our Business During the Period from January 1, 2011 to May 9, 2011.

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

Results of Operations (Liquidation Basis)

Three months ended September 30, 2011, and period from May 9, 2011 through September 30, 2011.

Upon completion of the sale of our interest in NTL South Herts on May 9, 2011, the Partnership began dissolution proceedings and we adopted the liquidation basis of accounting. Accordingly, the financial statements for the period from May 9, 2011 through September 30, 2011 are presented on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated realizable values and liabilities are stated at the estimated settlement amounts and include the estimated costs associated with carrying out the liquidation. These estimates are periodically reviewed and updated.
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
Under the liquidation basis of accounting, we are required to estimate and accrue for costs associated with implementing and completing the winding up of the partnership. The initial accrual for estimated costs was divided into two categories: professional fees and general and administrative costs. The accrual does not include a contingency reserve related to our indemnification of our General Partner as this amount is not currently estimable. During the liquidation period all expenditures for operating expenses are charged directly against this accrual. During the three months ended September 30, 2011, and period from May 9, 2011 through September 30, 2011 we made payments against accrued liquidation costs of $286,493 and $299,159, respectively, and increased the estimate of costs primarily for higher costs relating to the proxy solicitation.
For the three months ended September 30, 2011 net assets in liquidation decreased by $42,426 and estimated liquidation costs increased by $37,698, primarily in respect of legal and professional fees.
For the period from May 9, 2011 through September 30, 2011, net assets in liquidation decreased by $17,216,859. This decrease is primarily due to the $17,080,500 distribution to limited partners. During this period our estimated liquidation costs increased by $127,291.

Consolidated Results of Operations (Going Concern Basis)
     For the period from January 1, 2011 through to May 9, 2011, the net income attributable to South Hertfordshire United Kingdom Fund, Ltd. was $837,506. Due to the differing periods presented for the current and prior year, the following analysis will discuss the significant factors affecting the operating activities during the current year.
Revenue
For the period from January 1, 2011 through to May 9, 2011, revenues continued to be generated by NTL South Herts through the sale of Virgin Media’s subscription services to customers. Revenues increased due to selective price increases as well as additional customers subscribing to our services, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Operating costs
Operating costs include cost of goods sold and depreciation of fixed assets related to the network. For the period from January 1, 2011 through to May 9, 2011 a decline in operating costs occurred which was primarily driven by a reduction in depreciation as a result of fixed assets becoming fully depreciated.
Allocated overhead
For the period from January 1, 2011 through to May 9, 2011 allocated overhead was allocated to NTL South Herts on a basis consistent with prior periods. The business of NTL South Herts is managed as an integral part of Virgin Media. The combined costs of managing the larger group are allocated to each entity within the Virgin Media group, including NTL South Herts, on a consistent and proportional basis according to the level of trading in that entity.
Management fees
For the period from January 1, 2011 through to May 9, 2011, management fees continued to be charged in accordance with the partnership agreement. Management fees are charged as a percentage of revenue and changes in management fees are therefore a direct reflection of changes in revenue.
Selling, general and administrative expenses
For the period from January 1, 2011 through to May 9, 2011 selling, general and administrative expenses declined primarily as a result of lower audit fees.
Interest expense
For the period from January 1, 2011 through to May 9, 2011 interest expense continued to be incurred on amounts borrowed from Virgin Media. Interest expense declined as a result of lower balances outstanding on which interest was charged. We paid no cash interest during any period presented.
Exchange gains or losses
For the period from January 1, 2011 through to May 9, 2011, foreign currency exchange losses were $245,848. The foreign currency exchange losses were primarily attributable to the strengthening of the U.S. dollar.
Income tax expense
The income tax expense recognized in the period from January 1, 2011 through to May 9, 2011 relates to the partial utilization of the deferred tax asset in respect of carried forward tax losses and tax depreciation of NTL South Herts recognized as at December 31, 2010.
Noncontrolling interest
During the period from January 1, 2011 through to May 9, 2011 the profit attributable to the noncontrolling interest was in line with the increased profitability of the operating entity.
Net profit attributable to South Hertfordshire United Kingdom Fund, Ltd.
For the period from January 1, 2011 through to May 9, 2011 the net profit attributable to South Hertfordshire United Kingdom Fund, Ltd. was $837,506. The operating business, NTL South Herts, continued to generate profits from its operations through the date of disposal.
Selected Operating Data
Data concerning our residential cable customers is not available for the period from April 1, 2011 through May 9, 2011. The following table sets forth certain data concerning our residential cable customers for the quarter ended March 31, 2011 and previous four quarters:

	March 31, 2011	December 31, 2010	September 30, 2010	September 30, 2010	March 31, 2010
Total customers…………………	35,442	35,100	34,829	34,530	34,160
Digital television subscribers……	28,400	28,271	28,103	27,088	27,418
Broadband internet subscribers…	30,080	29,572	29,163	28,733	28,235
Telephony subscribers…………	30,983	30,707	30,539	30,319	30,059
Average monthly churn (1)………	1.2%	1.4%	1.5%	1.2%	1.1%
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

Liquidity and Capital Resources

Outstanding Indebtedness

We have no financing independent of Virgin Media. As of May 9, 2011, we had consolidated current liabilities of $31.4 million due to Virgin Media group companies compared with $33.0 million as of December 31, 2010 and $35.2 million as of September 30, 2010. These liabilities were either assumed by ntl (B) Limited or settled as a result of the disposal of our interest in NTL South Herts.

Following the sale of our business on May 9, 2011, we repaid £3,416,431 in indebtedness that was owed to Virgin Media Limited as of March 31, 2011, see “Effect of Sale of Our Business and Dissolution of Our Partnership.” We believe that the amounts due from Virgin Media Limited at September 30, 2011 are sufficient to pay our current and anticipated expenses and address our known contingencies but we have had to estimate our expenses and contingent obligations, and there may be other contingencies of which we are not presently aware. We are in dissolution and seek to wind up before the end of the first quarter of 2012, subject to resolution of the derivative litigation that is described in Item 1 of Part II.

Off-Balance Sheet Transactions

As of September 30, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

There have been no material changes in the nine months ended September 30, 2011 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Subsequent to the disposal of our interest in NTL South Herts, the primary market risk that the Partnership is still exposed to is that of exchange rate risk on balances due from Virgin Media Limited and estimated liquidation costs which are denominated in U.K. pounds sterling.

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

*                The Partnership has no principal executive officer or principal financial officer. Joanne Tillbrook and Robert Gale are Directors of ntl Fawnspring Limited, the General Partner of the Partnership.

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

As previously disclosed in our Form 8-K as filed on November 3, 2011 with the Securities and Exchange Commission, on October 28, 2011, the parties presented to the court a Settlement Agreement, subject to court approval, under which the Partnership would be paid an additional $1.25 million (the "settlement amount") for the Asset Sale. Except for such fees and expenses as the court may award to the plaintiff's counsel, which is proposed to be a maximum of 30% of the Settlement Amount ($375,000), the proceeds would be used solely for the benefit of the limited partners of the Partnership. The court has scheduled a final hearing for January 17, 2012 to review and approve the settlement, and limited partners will receive a separate notice by mail describing the settlement in greater detail.

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

*                                         The Partnership has no principal executive officer or principal financial officer. Joanne Tillbrook and Robert Gale are Directors of ntl Fawnspring Limited, the General Partner of the Partnership.

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

SOUTH HERTFORDSHIRE UNITED KINGDOM FUND, LTD. a Colorado limited partnership
By:	ntl FAWNSPRING LIMITED, its General Partner
By:	/s/ JOANNE TILLBROOK
Joanne Tillbrook
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOANNE TILLBROOK
Joanne Tillbrook
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: November 14, 2011

By:	/s/ ROBERT GALE
Robert Gale
Director of ntl Fawnspring Limited, the General Partner of South Hertfordshire United Kingdom Fund, Ltd.

Date: November 14, 2011